Form 10-Q
period 1997-06-30
PEGASUS SYSTEMS INC
filed 1997-09-22
CIK 1040261

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ___ to ___

                              --------------------

                         Commission File Number 0-22935

                             PEGASUS SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)


                  Delaware                             75-2605174
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

3811 Turtle Creek Boulevard, Suite 1100, Dallas, Texas     75219
   (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5656


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]


The number of shares of the registrant's common stock outstanding as of September 19, 1997 was 10,179,712.

                             PEGASUS SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                                                     Page
                                                                                                          ----
                  a)   Consolidated Balance Sheets
                           as of June 30, 1997, Pro Forma June 30, 1997, and December 31, 1996  ...........3

                  b)  Consolidated Statements of Operations
                           for the Three and Six Months Ended June 30,  1997 and 1996......................4

                  c)   Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 1997 and 1996.................................5

                  d)   Notes to Consolidated Financial Statements  ........................................6

         Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................................................10


         Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................13



PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings.......................................................................14

         Item 2.   Changes in Securities...................................................................14

         Item 3.   Defaults Upon Senior Securities.........................................................14

         Item 4.   Submission of Matters to a Vote of Security Holders.....................................14

         Item 5.   Other Information.......................................................................14

         Item 6.   Exhibits and Reports on Form 8-K........................................................14


SIGNATURES.................................................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             PEGASUS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                       Pro Forma
                                                                                       June 30,         June 30,      December 31,
                                                                                        1997              1997             1996
                                                                                     ------------     ------------     ------------
ASSETS
Cash and cash equivalents .......................................................    $  2,860,896     $  2,860,896     $  1,796,311
Restricted cash .................................................................       1,034,814        1,034,814          690,206
Short-term investments ..........................................................         493,087          493,087        2,705,076
Accounts receivable, net of allowance for doubtful
       accounts of $24,202, $24,202 and $44,805, respectively ...................       1,505,441        1,505,441          924,951
Accounts receivable from affiliates .............................................       1,352,424        1,352,424          754,405
Other current assets ............................................................         287,428          287,428          190,976
                                                                                     ------------     ------------     ------------

       Total current assets .....................................................       7,534,090        7,534,090        7,061,925

Software development costs, net .................................................       1,469,314        1,469,314        2,113,758
Property and equipment, net .....................................................       2,992,212        2,992,212        3,001,012
Goodwill, net of accumulated amortization of
       $241,379, $241,379 and $178,943, respectively ............................       1,623,336        1,623,336        1,685,772
Other noncurrent assets .........................................................         477,193          477,193           29,269
                                                                                     ------------     ------------     ------------
            Total assets ........................................................    $ 14,096,145     $ 14,096,145     $ 13,891,736
                                                                                     ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ........................................    $  3,081,556     $  3,081,556     $  2,574,186
Accounts payable to affiliates ..................................................         143,258          143,258          115,049
Unearned income .................................................................       1,330,332        1,330,332          470,588
Current portion of capital lease obligations ....................................       1,061,118        1,061,118        1,048,238
Current portion of notes payable to affiliates ..................................         827,676          827,676          785,517
                                                                                     ------------     ------------     ------------
       Total current liabilities ................................................       6,443,940        6,443,940        4,993,578

Capital lease obligations, net of current portion ...............................       1,273,082        1,273,082        1,749,899
Notes payable to affiliates, net of current portion .............................       4,225,873        4,225,873        4,603,568
Unearned income .................................................................         235,294          235,294          470,588
Other noncurrent liabilities ....................................................         131,660          131,660          119,709
Shareholders' equity:
       Preferred stock, $.01 par value; 2,000,000 shares authorized; 1,538,463;
          zero and 1,538,463 shares issued and outstanding,
          respectively ..........................................................          15,385                -           15,385
       Common stock, $.01 par value; 100,000,000 shares authorized;
          5,307,733; 6,846,196 and 5,307,733 shares issued, respectively ........          53,077           68,462           53,077
       Additional paid-in capital ...............................................      17,353,030       17,353,030       16,968,364
       Unearned compensation ....................................................        (557,615)        (557,615)        (485,937)
       Accumulated deficit ......................................................     (15,051,243)     (15,051,243)     (14,570,157)
       Less treasury stock (116,484 shares, at cost) ............................         (26,338)         (26,338)         (26,338)
                                                                                     ------------     ------------     ------------
            Total shareholders' equity ..........................................       1,786,296        1,786,296        1,954,394
                                                                                     ------------     ------------     ------------
            Total liabilities and shareholders' equity ..........................    $ 14,096,145     $ 14,096,145     $ 13,891,736
                                                                                     ============     ============     ============



          See accompanying notes to consolidated financial statements

                             PEGASUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                     --------------------------    --------------------------
                                                        1997           1996           1997            1996
                                                     -----------    -----------    -----------    -----------
Net revenues
       Shareholder ..................................$ 3,952,926    $ 3,093,404    $ 7,073,618    $ 6,145,616
       Nonshareholder ...............................  1,128,331        911,668      2,384,202      1,662,623
                                                     -----------    -----------    -----------    -----------
            Total revenues ..........................  5,081,257      4,005,072      9,457,820      7,808,239

Cost of services ....................................  1,799,496      1,482,683      3,357,152      3,120,553
Research and development ............................    609,513        565,036      1,232,240      1,192,148
General and administrative ..........................    816,254      1,119,765      1,671,785      1,811,836
Marketing and promotion .............................  1,052,842        693,233      1,918,149      1,337,117
Depreciation and amortization .......................    720,527        923,627      1,427,985      1,833,120
                                                     -----------    -----------    -----------    -----------
Operating income (loss) .............................     82,625       (779,272)      (149,491)    (1,486,535)
Other (income) expense:
       Interest expense .............................    203,284        188,098        415,434        399,671
       Interest income ..............................    (43,937)        (4,006)       (99,839)        (4,006)
                                                     -----------    -----------    -----------    -----------
Loss before income taxes and minority interest ......    (76,722)      (963,364)      (465,086)    (1,882,200)
Income taxes ........................................     16,000             --         16,000             --
                                                     -----------    -----------    -----------    -----------
Loss before minority interest .......................    (92,722)      (963,364)      (481,086)    (1,882,200)
Minority interest ...................................         --        (57,602)            --       (105,563)
                                                     -----------    -----------    -----------    -----------
Net loss ............................................$   (92,722)   $(1,020,966)   $  (481,086)   $(1,987,763)
                                                     ===========    ===========    ===========    ===========

Pro forma data (Notes 4 and 5):
Pro forma net loss per share ........................$     (0.01)   $     (0.17)   $     (0.07)   $     (0.33)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding used in the
       pro forma net loss per share calculation .....  6,729,712      6,030,083      6,729,712      6,011,780
                                                     ===========    ===========    ===========    ===========

Supplemental pro forma net income (loss) per share ..$      0.00    $     (0.14)   $     (0.03)   $     (0.27)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding used in the
       supplemental pro forma net income (loss) per
       share calculation ............................  7,900,999      6,425,893      7,125,522      6,407,590
                                                     ===========    ===========    ===========    ===========




          See accompanying notes to consolidated financial statements

                             PEGASUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       Six Months Ended
                                                                                                          June 30,
                                                                                                  --------------------------
                                                                                                     1997            1996
                                                                                                  -----------    -----------
Cash flows from operating activities:
     Net loss .................................................................................   $  (481,086)   $(1,987,763)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interest ....................................................................            --        105,563
         Accrued interest reclassified to notes payable .......................................        46,170         45,788
         Write off of in-process research and development costs ...............................            --        244,600
         Adjustment for discontinued software projects ........................................            --        316,698
         Loss on sale of equipment ............................................................            --          9,988
         Depreciation and amortization ........................................................     1,427,985      1,833,120
         Recognition of stock option compensation .............................................        74,988             --
         Changes in assets and liabilities:
            Restricted cash ...................................................................      (344,608)      (168,466)
            Accounts receivable ...............................................................      (580,490)      (297,972)
            Accounts receivable from affiliates ...............................................      (598,019)      (491,051)
            Other current and noncurrent assets ...............................................      (306,376)       (47,516)
            Accounts payable and accrued liabilities ..........................................       507,370        626,906
            Accounts payable to affiliates ....................................................        28,209       (204,188)
            Unearned income ...................................................................       624,450        137,318
            Other noncurrent liabilities ......................................................        11,951         74,930
                                                                                                  -----------    -----------
                Net cash provided by operating activities .....................................       410,544        197,955
                                                                                                  -----------    -----------

Cash flows from investing activities:
     Purchase of software, property and equipment .............................................      (633,161)      (198,361)
     Proceeds from sale of software, property and equipment ...................................            --        132,328
     Purchase of marketable securities ........................................................    (1,476,691)            --
     Proceeds from sale of marketable securities ..............................................     3,688,681             --
                                                                                                  -----------    -----------
            Net cash provided by (used in) investing activities ...............................     1,578,829        (66,033)
                                                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of stock ..........................................................            --      7,500,005
     Purchase of minority interest ............................................................            --     (2,000,000)
     Repayment on notes payable to affiliates .................................................      (381,707)      (235,000)
     Repayment of capital leases ..............................................................      (546,994)      (365,737)
     Purchase of treasury stock ...............................................................            --        (25,656)
     Proceeds from line of credit .............................................................            --        175,000
     Proceeds from capital leases .............................................................         3,913         87,624
                                                                                                  -----------    -----------
         Net cash provided by (used in) financing activities ..................................      (924,788)     5,136,236
                                                                                                  -----------    -----------
Net increase in cash and cash equivalents .....................................................     1,064,585      5,268,158
Cash and cash equivalents, beginning of period ................................................     1,796,311         93,831
                                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................................   $ 2,860,896    $ 5,361,989
                                                                                                  ===========    ===========


Supplemental schedule of noncash investing and financing activities:
     Acquisition of equipment under capital leases ............................................   $    79,144    $   664,001
                                                                                                  ===========    ===========

     Issuance of common stock for acquisitions ................................................   $        --    $   278,622
                                                                                                  ===========    ===========

     Common stock warrants issued in exchange for customer contract asset .....................   $   238,000    $        --
                                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.     BASIS OF PRESENTATION

       In July 1995, Pegasus Systems, Inc. (Pegasus or the Company) was formed as a Delaware holding company to combine the operations of two existing companies operating in the same industry, The Hotel Industry Switch Company, Inc. (THISCO) and The Hotel Clearing Corporation (HCC). For accounting purposes, the combination was recorded as a purchase of HCC.

       The accompanying financial statements include the consolidated accounts of Pegasus and its wholly owned subsidiaries, THISCO and HCC. THISCO is consolidated with its wholly owned subsidiary, TravelWeb, Inc. (TravelWeb), and HCC is consolidated with its wholly owned subsidiary, Pegasus Systems Inc. (UK) Limited (Pegasus UK, formerly The Hotel Clearing Corporation (UK) Limited), (collectively, the Company). All significant intercompany balances have been eliminated in consolidation.

       THISCO was formed in September 1988 as a Delaware corporation. The Company's THISCO service provides an electronic interface from hotel central reservation systems to travel agencies through Global Distribution Systems ("GDSs"), which are electronic travel information and reservation systems such as SABRE.

       HCC, acquired by the Company in July 1995, was formed in July 1991 as a Delaware corporation. The Company's HCC service consolidates commissions paid by participating hotels to a participating travel agency into a single monthly payment and provides participants with comprehensive transaction reports. Hotel properties and travel agencies worldwide utilize the HCC service to increase the efficiency and reduce costs associated with preparing, paying and reconciling the hotel room reservation commissions.

       Pegasus UK, a wholly-owned subsidiary of HCC, was formed in September 1993 in England to market and provide services for travel agents and hotel chains operating in Europe, Africa and Asia.

       TravelWeb was formed in October 1995 as a Delaware corporation. The Company's TravelWeb service provides individual travelers direct access to online hotel information and the ability to make reservations electronically at hotel properties. In addition, through its recently introduced NetBooker service, the Company offers TravelWeb's comprehensive hotel database and Internet hotel reservation capabilities to third-party Web sites.

       The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 1996 and the notes thereto, which have been filed with the Securities and Exchange Commission in a Registration Statement on Form S-1 (File No. 333-28595) that was declared effective on August 6, 1997. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.     INITIAL PUBLIC OFFERING

       The Company completed an initial public offering ("IPO") in August 1997. The Company's Registration Statement on Form S-1 (File No. 333-28595) with respect to the IPO was declared effective on August 6, 1997 and the Company's stock began trading on the Nasdaq National Market under the symbol PEGS on August 7, 1997. The Company sold 3,450,000 shares of common stock at a per share price of $13.00. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $40.5 million. Selling shareholders also sold 659,000 shares at a per share price of $13.00. Net proceeds to the shareholders after deduction of the underwriting discount were approximately $8.0 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

3.     STOCK SPLITS

       A one hundred-for-one stock split was effected in June 1996. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one hundred-for-one stock split.

       In May 1997, the board of directors approved the declaration of a four-for-three stock split of the outstanding common and preferred stock effected in the form of a dividend to stockholders of record on the effective date of the Registration Statement on Form S-1 with respect to the IPO. Concurrently with the IPO, the number of authorized shares of common stock of the Company increased from 20 million to 100 million while the number of authorized shares of preferred stock remained two million. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-three stock split.

4.     PRO FORMA NET LOSS PER SHARE

       Historical loss per share has been excluded from the Company's statements of operations on the basis that it is irrelevant due to the conversion of all outstanding Series A preferred stock to common stock on a one-for-one basis concurrent with the effectiveness in August 1997 of the Company's IPO. Pro forma net loss per share for 1996 has been computed using the weighted average number of common shares outstanding after giving retroactive effect to the four-for-three stock split effected in August 1997 upon effectiveness of the Company's Registration Statement on Form S-1 and assuming that (i) all shares of Series A preferred stock had been converted to shares of common stock as of date of issuance (see Note 10), and (ii) all shares, options and warrants issued during the twelve months prior to the August 1997 effectiveness of the Company's Registration Statement at an exercise price less than 85% of the IPO price were issued at January 1, 1996.

       Pro forma net loss per share for 1997 has been computed in accordance with Accounting Principles Board Opinion #15, "Earnings Per Share" (APB
       15) using the weighted average number of common shares outstanding after giving retroactive effect to the four-for-three stock split effected in August 1997 upon effectiveness of the Company's Registration Statement on Form S-1 and assuming that all shares of Series A preferred stock had been converted to shares of common stock as of date of issuance (see
       Note 10). No shares, options or warrants outstanding at June 30, 1997 were included in the calculation since they were anti-dilutive.

5.     SUPPLEMENTAL PRO FORMA NET INCOME (LOSS) PER SHARE

       Supplemental pro forma net income (loss) per share is based on the weighted average number of shares of common stock used in the calculation of pro forma net loss per share, plus the number of shares (395,810) that the Company would need to issue to repay $5,145,525 of indebtedness outstanding under notes payable to certain shareholders of the Company and certain capital lease obligations as of June 30, 1997. For purposes of computing supplemental pro forma net income (loss) per share, the pro forma net loss for the three months ended June 30, 1997 and 1996 was reduced by $127,553, and the pro forma net loss for the six months ended June 30, 1997 and 1996 was reduced by $251,853, representing elimination of the related interest expense on such notes payable and capital lease obligations.

       Additionally, the Company has a supplemental net income for the three months ended June 30, 1997 after the interest expense adjustment discussed above. The options and warrants outstanding with an exercise price below the fair value of the common stock were included in the weighted average shares outstanding used in the supplemental pro forma net income per share calculation for the three months ended June 30, 1997, since they are dilutive.

6.     EARNINGS PER SHARE

       In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Once adopted, FAS 128 requires restatement of all prior-period EPS data presented. The Company will adopt FAS 128 in the year ending December 31, 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

7.     COMPREHENSIVE INCOME

       In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this Statement in the year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption.

8.     SEGMENT REPORTING

       In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131) was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the year ending December 31, 1998.

9.     WARRANT

       In May 1997, the Company issued a warrant to a customer for the purchase of 345,723 shares of the Company's common stock as part of a five year contract involving a wide range of the Company's services. The warrant is exercisable during the two year period ended May 12, 1999 at an exercise price of $7.20 per share. The Company used the Black-Scholes option pricing model to value the warrant. A contract asset of $238,000 was recorded in May 1997, which will be amortized ratably over the five year contract period.

10.    PRO FORMA BALANCE SHEET

       All outstanding shares of Series A preferred stock were converted on a one-for-one basis to common stock concurrent with the IPO in August 1997. Accordingly, the pro forma balance sheet at June 30, 1997 gives effect to the conversion of the 1,538,463 shares of Series A preferred stock to 1,538,463 shares of the Company's common stock as if such conversion had occurred as of the balance sheet date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading provider of transaction processing services to the hotel industry worldwide. The Company's THISCO and TravelWeb hotel reservation services improve the effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. The Company's HCC service, the global leader in hotel commission payment processing, improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports. The Company has developed or is in the process of developing several new services, including NetBooker, UltraRes, UltraDirect and Pegasus Information Services, to capitalize on its existing technology and customer base to provide additional electronic hotel reservation capabilities and information services to existing Pegasus customers and to other participants in the hotel room distribution process. Historically, the Company has derived a majority of its revenues from its THISCO and HCC services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net revenues. The Company's revenues increased by $1.1 million, or 26.9%, to $5.1 million for the three months ended June 30, 1997 from $ 4.0 million for the three months ended June 30, 1996. This increase in revenues was primarily driven by higher transactions levels for both the THISCO and HCC services.

THISCO revenues increased as a result of a 27.3% increase in net reservations made in the three months ended June 30,1997 as compared to the three months ended June 30, 1996. Additionally, the average fee paid by hotels using the THISCO service increased during the three months ended June 30,1997 as a result of an increase in total status messages processed. HCC revenues grew as a result of a 25.8% increase in hotel commission transactions processed during the three months ended June 30,1997 as compared to the three months ended June 30,1996, due in part to the addition of hotel properties, including those of Marriott International, Inc., and travel agencies participating in the HCC service. The net revenues to the Company per commissionable transaction increased in the three months ended June 30,1997 because of an increase in overall hotel average daily rates. Revenues contributed by the TravelWeb service declined 37.2% in the three months ended June 30,1997 as compared to the three months ended June 30,1996. This decrease resulted primarily from the Company's transitioning its hotels participating in the TravelWeb service to a subscription fee arrangement and the Company's increasing reliance on subscription fees and recurring transaction fees rather than page building and set-up fees.

         Cost of services. Cost of services increased by $317,000, or 21.4%, to $1.8 million in the three months ended June 30,1997 from $1.5 million in the three months ended June 30,1996.

Cost of services increased due to additional staffing and the increased number of transactions processed through the HCC service.

         Research and development. Research and development expenses increased $44,000, or 7.9%, to $610,000 in the three months ended June 30,1997. After eliminating the effect of the one-time charges taken in the three months ended June 30, 1996 for research and development expenses relating to the acquisition of HCC, research and development expenses increased $289,000, or 90.2%, to $610,000 in the three months ended June 30, 1997 from $320,000 in the three months ended June 30, 1996. This increase was primarily due to additional work on TravelWeb.

         General and administrative. General and administrative expenses decreased $304,000, or 27.1%, to $816,000 in the three months ended June 30, 1997 from $1.1 million in the three months ended June 30, 1996. This decrease was primarily due to a number of non-recurring expenses incurred in 1996 associated with the closing of a financing transaction.

         Marketing and promotion. Marketing and promotion expenses increased $360,000, or 51.9%, to $1.1 million in the three months ended June 30,1997 from $693,000 in the three months ended June 30, 1996. Marketing and promotion expenses grew primarily due to the promotion of the TravelWeb service and to a lesser degree the promotion of the THISCO and HCC services.

         Depreciation and amortization. Depreciation and amortization expenses decreased $203,000, or 22.0%, to $721,000 in the three months ended June 30, 1997 from $924,000 in the three months ended June 30, 1996. This decrease was primarily due to the completion in 1996 of the amortization of previously capitalized software.

         Interest expense. Interest expense increased $15,000, or 8.1%, to $203,000 in the three months ended June 30, 1997. The expense reflects interest accrued on promissory notes payable to certain shareholders of the Company and payments made under capital equipment leases.

         Interest income. During the three months ended June 30, 1997 the Company realized $44,000 in interest income as a result of short term investments of operating cash balances on the proceeds from the sale of shares of the Company's Series A preferred stock in June 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net revenues. The Company's revenues increased by $1.7 million, or 21.1%, to $9.5 million for the six months ended June 30, 1997 from $7.8 million for the six months ended June 30, 1996. This increase in revenues was primarily driven by higher transactions levels for both the THISCO and HCC services.

THISCO revenues increased as a result of a 22.7% increase in net reservations made in the six months ended June 30,1997 as compared to the six months ended

June 30,1996. Additionally, the average fee paid by hotels using the THISCO service increased during the six months ended June 30,1997 as a result of an increase in total status messages processed. HCC revenues grew as a result of a 19.1% increase in hotel commission transactions processed during the six months ended June 30,1997 as compared to the six months ended June 30,1996, due in part to the addition of hotel properties, including those of Marriott International, Inc., and travel agencies participating in the HCC service. The net revenues to the Company per commissionable transaction increased in the six months ended June 30,1997 because of an increase in overall hotel average daily rates. Revenues contributed by the TravelWeb service declined 33.3% in the six months ended June 30,1997 as compared to the six months ended June 30,1996. This decrease resulted primarily from the Company's transitioning its hotels participating in the TravelWeb service to a subscription fee arrangement and the Company's increasing reliance on subscription fees and recurring transaction fees rather than page building and set-up fees.

         Cost of services. Cost of services increased by $237,000, or 7.6%, to $3.4 million in the six months ended June 30,1997 from $ 3.1 million in the six months ended June 30,1996. Cost of services increased due to additional staffing and the increased number of transactions processed through the HCC service.

         Research and development. Research and development expenses increased $40,000, or 3.4%, to $1.2 million in the six months ended June 30,1997. After eliminating the effect of the one-time charges taken in the six months ended June 30, 1996 for research and development expenses relating to the acquisition of HCC, research and development expenses increased $285,000, or 30.0%, to $1.2 million in the six months ended June 30, 1997 from $948,000 in the six months ended June 30, 1996. This increase was primarily due to additional work on TravelWeb including the implementation of an improved hotel database usable for TravelWeb and other third party hotel booking sites.

         General and administrative. General and administrative expenses decreased $140,000, or 7.7%, to $1.7 million in the six months ended June 30, 1997 from $1.8 million in the six months ended June 30, 1996. This decrease was primarily due to a number of non-recurring expenses incurred in 1996 associated with the closing of a financing transaction.

         Marketing and promotion. Marketing and promotion expenses increased $581,000, or 43.5%, to $1.9 million in the six months ended June 30,1997 from $1.3 million in the six months ended June 30, 1996. Marketing and promotion expenses grew primarily due to the promotion of the TravelWeb service and to a lesser degree the promotion of the THISCO and HCC services.

         Depreciation and amortization. Depreciation and amortization expenses decreased $405,000, or 22.1%, to $1.4 million in the six months ended June 30, 1997 from $1.8 million in the six months ended June 30, 1996. This decrease was primarily due to the completion in 1996 of the amortization of previously capitalized software.

         Interest expense. Interest expense increased $16,000, or 3.9%, to $415,000 in the six months ended June 30, 1997. The expense reflects interest accrued on promissory notes payable to certain shareholders of the Company and payments made under capital equipment leases.

         Interest income. During the six months ended June 30, 1997, the Company realized $100,000 in interest income as a result of short term investments of operating cash balances from the proceeds of the sale of shares of the Company's Series A preferred stock in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements for operations and investments in equipment primarily through sales of capital stock, borrowings from stockholders and capital lease financing. Cash flows from the sale of capital stock amounted to $7.5 million in 1996, of which $2.0 was used to purchase a minority interest in a subsidiary and $235,000 was used to repay notes payable to stockholders.

Net cash provided by operating activities was $411,000 for the six months ended June 30, 1997 compared to net cash provided of $198,000 during the same period in 1996.

Net cash used in investing activities for the purchase of software, furniture and equipment amounted to $633,000 in the six months ended June 30, 1997 compared to $198,000 for the same period in 1996. In addition, the Company purchased $1.5 million of marketable securities and realized net proceeds of $3.7 million from the maturity of marketable securities in the six months ended June 30, 1997.

The Company's principal sources of liquidity at June 30,1997 included cash and cash equivalents of $2.9 million, short-term investments of $493,000 and restricted cash of $1.0 million which represents funds for travel agency commission checks that have not cleared HCC's processing bank and are returned to HCC. Any of such restricted cash amounts which are not remitted to travel agents will be escheated to the appropriate state, as required.

The Company completed an initial public offering of its common stock ("IPO")in August 1997 receiving approximately $41.7 million in net proceeds after deduction of the underwriting discount. Prior to the filing of this report, the Company has used approximately $5.2 million to repay indebtedness outstanding under notes payable to certain shareholders of the Company and certain capital lease obligations. Also, approximately $1.2 million of IPO related expenses have been paid.


Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not Applicable

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Not applicable

ITEM 2.   CHANGES IN SECURITIES - Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable

ITEM 5.   OTHER INFORMATION - Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS

                     EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE INCOME (LOSS).
                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

          (b)     REPORTS ON FORM 8-K - Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PEGASUS SYSTEMS, INC.


         September 22, 1997                              /s/ John F. Davis, III
                                                         ----------------------
                                                            John F. Davis, III,
                                                            President and Chief
                                                              Executive Officer

         September 22, 1997                                /s/ Jerome L. Galant
                                                           --------------------
                                                               Jerome L. Galant
                                                        Chief Financial Officer
                                                  (principal financial officer)

                                 EXHIBIT INDEX


Exhibit
Number                   Description of Exhibits
-------                  -----------------------
11      -        Statement Regarding Computation of Per Share Income (Loss).
27      -        Financial Data Schedule