Form 10-Q
period 1997-09-30
PEGASUS SYSTEMS INC
filed 1997-11-13
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock outstanding as of November 12, 1997 was 10,179,712.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements                                                                     PAGE
                                                                                                          ----
                  a)   Consolidated Balance Sheets
                           as of September 30, 1997, and December 31, 1996  ..............................  3

                  b)  Consolidated Statements of Operations
                           for the Three and Nine Months Ended September 30,  1997 and 1996...............  4

                  c)   Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30,  1997 and 1996.........................  5

                  d)   Notes to Consolidated Financial Statements  .......................................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................................... 11


         Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................. 14


PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings...................................................................... 15

         Item 2.   Changes in Securities and Use of Proceeds.............................................. 15

         Item 3.   Defaults Upon Senior Securities........................................................ 15

         Item 4.   Submission of Matters to a Vote of Security Holders.................................... 15

         Item 5.   Other Information...................................................................... 15

         Item 6.   Exhibits and Reports on Form 8-K....................................................... 16


SIGNATURES................................................................................................ 17

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                     1997                1996
ASSETS                                                                            ------------       ------------
Cash and cash equivalents                                                         $ 39,222,651       $  1,796,311
Restricted cash                                                                      1,221,677            690,206
Short-term investments                                                                      --          2,705,076
Accounts receivable, net of allowance for doubtful
      accounts of $54,463 and $44,805, respectively                                  1,615,830            924,951
Accounts receivable from affiliates                                                  1,301,884            754,405
Other current assets                                                                   667,474            190,976
                                                                                  ------------       ------------

      Total current assets                                                          44,029,516          7,061,925

Software development costs, net                                                      1,140,566          2,113,758
Property and equipment, net                                                          2,674,894          3,001,012
Goodwill, net of accumulated amortization of
      $272,597 and $178,943, respectively                                            1,592,118          1,685,772
Other noncurrent assets                                                                453,071             29,269
                                                                                  ------------       ------------
          Total assets                                                            $ 49,890,165       $ 13,891,736
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $  3,748,661       $  2,574,186
Accounts payable to affiliates                                                          83,604            115,049
Unearned income                                                                      1,077,685            470,588
Current portion of capital lease obligations                                         1,048,689          1,048,238
Current portion of notes payable to affiliates                                              --            785,517
                                                                                  ------------       ------------
      Total current liabilities                                                      5,958,639          4,993,578

Capital lease obligations, net of current portion                                      937,470          1,749,899
Notes payable to affiliates, net of current portion                                         --          4,603,568
Unearned income                                                                        117,647            470,588
Other noncurrent liabilities                                                           137,637            119,709
Shareholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero and 1,538,463 shares issued and outstanding,
         respectively                                                                       --             15,385
      Common stock, $.01 par value; 100,000,000 shares authorized;
         10,296,196 and 5,307,733 shares issued, respectively                          102,962             53,077
      Additional paid-in capital                                                    57,944,711         16,968,364
      Unearned compensation                                                           (642,942)          (485,937)
      Accumulated deficit                                                          (14,639,621)       (14,570,157)
      Less treasury stock (116,484 shares, at cost)                                    (26,338)           (26,338)
                                                                                  ------------       ------------
          Total shareholders' equity                                                42,738,772          1,954,394
                                                                                  ------------       ------------
          Total liabilities and shareholders' equity                              $ 49,890,165       $ 13,891,736
                                                                                  ============       ============



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                             ------------------------------        -------------------------------
                                                                 1997               1996               1997               1996
                                                             ------------       ------------       ------------       ------------
Net revenues
      Shareholder                                            $  4,427,522       $  2,986,309       $ 11,500,913       $  9,131,927
      Nonshareholder                                            1,350,624            989,788          3,735,053          2,652,409
                                                             ------------       ------------       ------------       ------------
          Total revenues                                        5,778,146          3,976,097         15,235,966         11,784,336

Cost of services                                                2,113,973          1,564,209          5,471,125          4,684,762
Research and development                                          585,834            398,746          1,818,074          1,590,894
General and administrative                                        939,779            913,511          2,611,564          2,725,350
Marketing and promotion                                         1,068,263            647,143          2,986,413          1,984,260
Depreciation and amortization                                     862,784            768,474          2,290,768          2,601,593
                                                             ------------       ------------       ------------       ------------
Operating income (loss)                                           207,513           (315,986)            58,022         (1,802,523)
Other (income) expense:
      Interest expense                                            128,398            221,856            543,832            621,526
      Interest income                                            (342,507)           (55,037)          (442,346)           (59,043)
                                                             ------------       ------------       ------------       ------------
Income (loss) before income taxes and minority interest           421,622           (482,805)           (43,464)        (2,365,006)
Income taxes                                                       10,000                 --             26,000                 --
                                                             ------------       ------------       ------------       ------------
Income (loss) before minority interest                            411,622           (482,805)           (69,464)        (2,365,006)
Minority interest                                                      --                 --                 --           (105,563)
                                                             ============       ============       ============       ============
Net income (loss)                                            $    411,622       $   (482,805)      $    (69,464)      $ (2,470,569)
                                                             ============       ============       ============       ============

Pro forma data (Notes 4 and 5):
Pro forma net income (loss) per share                        $       0.04       $      (0.06)      $      (0.01)      $      (0.38)
                                                             ============       ============       ============       ============

Weighted average shares outstanding used in the
      pro forma net income (loss) per share calculation         9,658,012          7,622,273          7,417,212          6,565,988
                                                             ============       ============       ============       ============

Supplemental pro forma net income (loss) per share           $       0.05       $      (0.05)      $       0.03       $      (0.31)
                                                             ============       ============       ============       ============

Weighted average shares outstanding used in the
      supplemental pro forma net income (loss) per
      share calculation                                        10,058,012          8,022,273          8,642,503          6,965,988
                                                             ============       ============       ============       ============




           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                         -------------------------------
                                                                                             1997               1996
                                                                                         ------------       ------------
Cash flows from operating activities:
    Net loss                                                                             $    (69,464)      $ (2,470,569)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Minority interest                                                                          --            105,563
        Accrued interest reclassified to notes payable                                         58,049             68,858
        Write off of in-process research and development costs                                     --            244,600
        Adjustment for discontinued software projects                                              --            316,698
        Loss on sale of equipment                                                                  --              9,988
        Depreciation and amortization                                                       2,290,768          2,601,593
        Recognition of stock option compensation                                              122,342             30,789
        Changes in assets and liabilities:
           Restricted cash                                                                   (531,471)          (166,694)
           Accounts receivable                                                               (690,879)          (251,977)
           Accounts receivable from affiliates                                               (547,479)          (604,497)
           Other current and noncurrent assets                                               (662,300)           (77,348)
           Accounts payable and accrued liabilities                                         1,174,475            524,559
           Accounts payable to affiliates                                                     (31,445)          (204,188)
           Unearned income                                                                    254,156            (42,871)
           Other noncurrent liabilities                                                        17,928             97,319
                                                                                         ------------       ------------
              Net cash provided by operating activities                                     1,384,680            181,823
                                                                                         ------------       ------------

Cash flows from investing activities:
    Purchase of software, property and equipment                                             (818,661)          (400,821)
    Proceeds from sale of software, property and equipment                                         --            132,328
    Purchase of marketable securities                                                      (1,476,691)                --
    Proceeds from sale of marketable securities                                             4,181,767                 --
                                                                                         ------------       ------------
           Net cash provided by (used in) investing activities                              1,886,415           (268,493)
                                                                                         ------------       ------------

Cash flows from financing activities:
    Net proceeds from issuance of stock                                                    40,493,500          7,500,005
    Purchase of minority interest                                                                  --         (2,000,000)
    Proceeds from stock subscription                                                               --              1,900
    Repayment of notes payable to affiliates                                               (5,447,134)          (235,000)
    Purchase of treasury stock                                                                     --            (25,656)
    Proceeds from line of credit                                                                   --            175,000
    Repayment of line of credit                                                                    --           (175,000)
    Proceeds from capital leases                                                                3,913             90,899
    Repayment of capital leases                                                              (895,034)          (707,755)
                                                                                         ------------       ------------
        Net cash provided by financing activities                                          34,155,245          4,624,393
                                                                                         ------------       ------------
Net increase in cash and cash equivalents                                                  37,426,340          4,537,723
Cash and cash equivalents, beginning of period                                              1,796,311             93,831
                                                                                         ------------       ------------

Cash and cash equivalents, end of period                                                 $ 39,222,651       $  4,631,554
                                                                                         ============       ============


Supplemental schedule of noncash investing and financing activities:
    Acquisition of equipment under capital leases                                        $     79,144       $    706,594
                                                                                         ============       ============

    Issuance of common stock for acquisitions                                            $         --       $    278,622
                                                                                         ============       ============

    Common stock warrants issued in exchange for customer contract asset                 $    238,000       $         --
                                                                                         ============       ============

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

       The accompanying financial statements include the consolidated accounts of Pegasus and its wholly owned subsidiaries, THISCO and HCC. THISCO is consolidated with its wholly owned subsidiary, TravelWeb, Inc. (TravelWeb), and HCC is consolidated with its wholly owned subsidiary, Pegasus Systems Inc. (UK) Limited (Pegasus UK, formerly The Hotel Clearing Corporation (UK) Limited) (collectively, the Company). All significant intercompany balances have been eliminated in consolidation.

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

       The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 1996 and the notes thereto, which have been filed with the Securities and Exchange Commission in a Registration Statement on Form S-1 (File No. 333-28595) that was declared effective on August 6, 1997. All outstanding shares of Series A preferred stock were converted on a one-for-one basis to common stock concurrent with the Company's IPO in August 1997. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.     INITIAL PUBLIC OFFERING

       The Company completed an initial public offering (IPO) in August 1997. The Company's Registration Statement on Form S-1 (File No. 333-28595) with respect to the IPO was declared effective on August 6, 1997, and the Company's stock began trading on the Nasdaq National Market under the symbol PEGS on August 7, 1997. The Company sold 3,450,000 shares of common stock at a per share price of $13.00. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $40.5 million. Selling shareholders also sold 659,000 shares at a per share price of $13.00. Net proceeds to the shareholders after deduction of the underwriting discount were approximately $8.0 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

3.     STOCK SPLITS

       A one hundred-for-one stock split was effected in June 1996. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one hundred-for-one stock split.

       In May 1997, the board of directors approved the declaration of a four-for-three stock split of the outstanding common and preferred stock effected in the form of a dividend to shareholders of record on the effective date of the Registration Statement on Form S-1 with respect to the IPO. Concurrent with the IPO, the number of authorized shares of common stock of the Company increased from 20 million to 100 million while the number of authorized shares of preferred stock remained two million. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-three stock split.

4.     PRO FORMA NET INCOME (LOSS) PER SHARE

       Historical income (loss) per share has been excluded from the Company's statements of operations on the basis that it is irrelevant due to the conversion of all outstanding Series A preferred stock to common stock on a one-for-one basis concurrent with the effectiveness in August 1997 of the Company's IPO. Pro forma net loss per share for 1996 has been computed using the weighted average number of common shares outstanding after giving retroactive effect to the four-for-three stock split effected in August 1997 upon effectiveness of the Company's Registration Statement on Form S-1 and assuming that (i) all shares of Series A preferred stock had been converted to shares of common stock as of date of issuance of the preferred stock (see Note 1), and (ii) all shares, options and warrants issued during the twelve months prior to the August 1997 effectiveness of the Company's Registration Statement at an exercise price less than 85% of the IPO price were issued at January 1, 1996.

       Pro forma net income (loss) per share for 1997 has been computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15) using the weighted average number of common shares outstanding after giving retroactive effect to the four-for-three stock split effected in August 1997 upon effectiveness of the Company's Registration Statement on Form S-1 and assuming that all shares of Series A preferred stock had been converted to shares of common stock as of date of issuance (see Note 1). The Company has net income for the three months ended September 30, 1997. The options and warrants outstanding with an exercise price below the fair value of the common stock were included in the weighted average shares outstanding used in the pro forma net income per share calculation for the three months ended September 30, 1997, since they are dilutive. The Company has a net loss for the nine months ended September 30, 1997. No options or warrants outstanding at September 30, 1997 were included in this pro forma net loss per share calculation for the nine months ended September 30, 1997, since they were anti-dilutive.

5.     SUPPLEMENTAL PRO FORMA NET INCOME (LOSS) PER SHARE

       Supplemental pro forma net income (loss) per share is based on the weighted average number of shares of common stock used in the calculation of pro forma net income (loss) per share, plus the number of shares (400,000) that the Company would need to issue to repay $5.2 million of indebtedness outstanding under notes payable to certain shareholders of the Company and certain capital lease obligations which were repaid during the third quarter of 1997. For purposes of computing supplemental pro forma net income (loss) per share, the net income (loss) for the three months ended September 30, 1997 and 1996 was reduced by $63,972, and the net loss for the nine months ended September 30, 1997 and 1996 was reduced by $327,708, representing elimination of the related interest expense on such notes payable and capital lease obligations.

       Additionally, the Company has supplemental net income for the three and nine months ended September 30, 1997 after the interest expense adjustment discussed above. The options and warrants outstanding with an exercise price below the fair value of the common stock were included in the weighted average shares outstanding used in the supplemental pro forma net income per share calculation for the three and nine months ended September 30, 1997, since they are dilutive.

6.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

       In June 1997, Statement of Financial Accounting Standards No. 131, " Disclosure About Segments of an Enterprise and Related Information" (FAS
       131) was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the year ending December 31, 1998.

7.     WARRANT

       In May 1997, the Company issued a warrant to a customer for the purchase of 345,723 shares of the Company's common stock as part of a five year contract involving a wide range of the Company's services. The warrant is exercisable during the two year period ended May 12, 1999 at an exercise price of $7.20 per share. The Company used the Black-Scholes option pricing model to value the warrant. A contract asset of $238,000 was recorded in May 1997, which will be amortized ratably over the associated five year contract period.

8.     STOCK OPTIONS

       The Company's 1997 stock option plan was approved by the board of directors and shareholders in March 1997 and authorizes the issuance of up to 333,333 shares of the Company's common stock in the form of incentive stock options and nonqualified stock options to employees of the Company. The board of directors amended the 1997 stock option plan in September 1997, subject to shareholder approval which is expected to occur at the 1998 annual shareholders meeting, to provide for the annual grant to the Company's non-employee directors of options to purchase the Company's common stock. In September 1997, options to purchase an aggregate of 203,000 shares of common stock at an exercise price of 85% of the closing price of $18.00 as of September 22, 1997 ($15.30) were issued under such plan to executives and employees. Also, options to purchase an aggregate of 16,000 shares of common stock at the same exercise price of $15.30 were issued under such plan to non-employee directors. The executive and employee options will become exercisable over a period of four years. The non-employee director options will become exercisable at the 1998 annual shareholders meeting, which is a period of approximately eight months from the date of grant. The Company has accounted for these options using the intrinsic value method prescribed in APB 25. Accordingly, unearned compensation related to the non-employee directors options is being recognized ratably over the eight months.


9.     STOCK PURCHASE PLAN

       In September 1997, the Company's Board of Directors adopted the Pegasus Systems, Inc. 1997 Employee Stock Purchase Plan subject to shareholder approval which is expected to occur at the 1998 annual meeting of the Company's shareholders. The Company has reserved 500,000 shares of its common stock for purchase by its employees pursuant to the terms of this plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's common stock. Under the 1997 Employee Stock Purchase Plan, an eligible employee who participates in the Plan will be granted an option at the beginning of each year of the Plan (the "Offering Commencement Date") to purchase at the end of that year (the "Offering Termination Date") shares of common stock using the amounts that have accumulated from the employee's payroll deductions made during that year at a price that is 85% of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading provider of transaction processing services to the hotel industry worldwide. The Company's THISCO and TravelWeb hotel reservation services improve the effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. The Company's HCC service, the global leader in hotel commission payment processing, improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports. The Company's NetBooker reservation service provides third-party Web sites direct access to the extensive TravelWeb hotel database and UltraSwitch's hotel reservation and confirmation capabilities. This enables the users of the third-party Web sites to shop and query room availability and to electronically book a reservation in seconds. The Company has developed or is in the process of developing several new services, including UltraRes, UltraDirect and Pegasus Information Services, to capitalize on its existing technology and customer base to provide additional electronic hotel reservation capabilities and information services to existing Pegasus customers and to other participants in the hotel room distribution process. Historically, the Company has derived a majority of its revenues from its THISCO and HCC services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net revenues. The Company's revenues for the three months ended September 30, 1997 increased to $5.8 million from $ 4.0 million for the three months ended September 30, 1996, an increase of 45.3%. This increase in revenues was primarily driven by higher transactions levels for all of the Company's services including THISCO, HCC and TravelWeb.


THISCO revenues increased as a result of a 32.0% increase in net reservations made in the three months ended September 30,1997 as compared to the three months ended September 30, 1996. HCC revenues grew as a result of a 51.5% increase in hotel commission transactions processed during the three months ended September 30,1997 as compared to the three months ended September 30,1996, due in part, to the addition of hotel properties, including those of Marriott International, Inc., and travel agencies participating in the HCC service. The net revenues to the Company per commissionable transaction increased in the three months ended September 30,1997 because of an increase in overall hotel average daily rates. Revenues contributed by the TravelWeb service increased by 138% in the three months ended September 30,1997 as compared to the three months ended September 30,1996. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's site on the Internet (www.travelweb.com) as well as reservations made by other sites that use the Company's NetBooker service.

         Cost of Services. Cost of services increased by $550,000, or 35.1%, to $2.1 million in the three months ended September 30,1997 from $1.6 million in the three months ended September 30,1996. Cost of services increased due to additional staffing and the increased number of transactions processed through the HCC service.

         Research and Development. Research and development expenses increased $187,000, or 46.9%, to $586,000 in the three months ended September 30,1997. This increase was primarily due to additional work on the TravelWeb service.

         General and administrative expenses. General and administrative expenses increased $26,000, or 2.9%, to $940,000 in the three months ended September 30, 1997 from $914,000 in the three months ended September 30, 1996.

         Marketing and promotion expenses. Marketing and promotion expenses increased $421,000, or 65.1%, to $1.1 million in the three months ended September 30,1997 from $647,000 in the three months ended September 30, 1996. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and to a lesser degree the promotion of the THISCO and HCC services.

         Depreciation and amortization. Depreciation and amortization expenses increased $94,000, or 12.2%, to $863,000 in the three months ended September 30, 1997 from $768,000 in the three months ended September 30, 1996. This increase was primarily due to a write-down of $139,000 in the carrying value of certain computer equipment being leased by the Company.

         Interest expense. Interest expense decreased $93,000, or 42.1%, to $128,000 in the three months ended September 30, 1997. Interest expense represents interest accrued on promissory notes payable to certain shareholders of the Company and payments made under capital equipment leases. The Company repaid all of these promissory notes on August 15, 1997 using some of the proceeds from its initial public offering of common stock effected in August 1997.

         Interest income. During the three months ended September 30, 1997 the Company realized $343,000 in interest income as a result of short term investments of operating cash balances.


NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1996

         Net revenues. The Company's revenues for the nine months ended September 30, 1997 increased to $15.2 million from $11.8 million for the nine months ended September 30, 1996, an increase of 29.3%. This increase in revenues was primarily driven by higher transactions levels for all of the Company's services including THISCO, HCC and TravelWeb.

THISCO revenues increased as a result of a 25.8% increase in net reservations made in the nine months ended September 30,1997 as compared to the nine months ended September 30, 1996. HCC revenues grew as a result of a 31.6% increase in hotel commission transactions processed during the nine months ended September 30,1997 as compared to the nine months ended September 30,1996, due in part, to the addition of hotel properties, including those of Marriott International, Inc., and travel agencies participating in the HCC service. The net revenues to the Company per commissionable transaction increased in the nine months ended September 30,1997 because of an increase in overall hotel average daily rates. Revenues contributed by the TravelWeb service decreased by 18.0% in the nine months ended September 30,1997 as compared to the nine months ended September 30,1996. This decrease resulted primarily from the Company's transitioning its hotels participating in the TravelWeb service to a subscription fee arrangement and the Company's increasing reliance on subscription fees and recurring transaction fees rather than page building and set-up fees.

         Cost of Services. Cost of services increased by $786,000, or 16.8%, to $5.5 million in the nine months ended September 30,1997 from $4.7 million in the nine months ended September 30,1996. Cost of services increased due to additional staffing and the increased number of transactions processed through the HCC service.

         Research and Development. Research and development expenses increased $227,000, or 14.3%, to $1.8 million in the nine months ended September 30,1997 from $1.6 million in the nine months ended September 30, 1996. After eliminating the effect of the one-time charges taken in the nine months ended September 30, 1996 for research and development expenses relating to the acquisition of HCC, research and development expenses increased $472,000, or 25.9%, to $1.8 million in the nine months ended September 30, 1997. This increase was primarily due to additional work on the TravelWeb service.

         General and administrative expenses. General and administrative expenses decreased $114,000, or 4.2%, to $2.6 million in the nine months ended September 30, 1997 from $2.7 million in the nine months ended September 30, 1996. This decrease was primarily due to a number of non-recurring expenses incurred in 1996 associated with the closing of a financing transaction.

            Marketing and promotion expenses. Marketing and promotion expenses increased $1.0 million, or 50.6%, to $3.0 million in the nine months ended September 30,1997 from $2.0 million in the nine months ended September 30, 1996. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and to a lesser degree the promotion of the THISCO and HCC services.

         Depreciation and amortization. Depreciation and amortization expenses decreased $311,000, or 12.0%, to $2.3 million in the nine months ended September 30, 1997 from $2.6 million in the nine months ended September 30, 1996. This decrease was primarily due to the completion in 1996 of the amortization of previously capitalized software.

         Interest expense. Interest expense decreased $78,000, or 12.5%, to $544,000 in the nine months ended September 30, 1997. The expense reflects interest accrued on promissory notes payable to certain shareholders of the Company and payments made under capital equipment leases. The Company repaid all of these promissory notes in August 1997 using some of the proceeds from its initial public offering of common stock in August.

         Interest income. During the nine months ended September 30, 1997 the Company realized $442,000 in interest income as a result of short term investment of operating cash balances, including the proceeds of its initial public offering of common stock in August.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements for operations and investments in equipment primarily through sales of capital stock, borrowings from shareholders and capital lease financing.

Cash provided by operating activities was $1.4 million for the nine months ended September 30, 1997 compared to $182,000 for the same period in 1996.

The Company completed an initial public offering of its common stock in August 1997, raising proceeds, net of offering expenses, of approximately $40.5 million. Approximately $5.2 million of these proceeds were used to repay notes payable to shareholders and to repay certain lease obligations. The remainder of the proceeds have been invested in short-term marketable securities.

Net cash used in investing activities for the purchase and sale of software, furniture, and equipment amounted to $819,000 in the nine months ended September 30, 1997 compared to $268,000 for the same period in 1996. The Company has acquired equipment under capital leases of $79,000 for the nine months ended September 30, 1997 compared to $707,000 for the nine months ended September 30, 1996.

The Company's principal sources of liquidity at September 30,1997 included cash and cash equivalents of $39.2 million and restricted cash of $1.2 million which represents funds for travel agency commission checks that have not cleared HCC's processing bank and are returned to HCC. Any of such amounts which are not remitted to travel agents will be escheated to the appropriate state, as required.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - On August 6, 1997, the Company issued 3,450,000 shares in an IPO. Proceeds net of expenses totaled $40.5 million. In the third quarter of 1997, $5.2 million of the proceeds were used to repay notes payable and buyout certain leases. The remainder of the proceeds have been invested in short-term marketable securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable

ITEM 5. OTHER INFORMATION - On September 23, 1997, the Company's board of directors (the "Board"), subject to stockholder approval which is expected to occur at the 1998 annual stockholders meeting, amended the Company's 1997 Stock Option Plan to provide for the annual grant to the Company's non-employee directors of options to purchase the Company's common stock. In addition to the other grants of options to purchase the Company's common stock under the 1997 Stock Option Plan, the Amended 1997 Stock Option Plan authorizes the grant to each non-employee director, on each date of election or re-election as a Board member, of a nonstatutory stock option to purchase 2,000 shares of common stock at an exercise price of 85% of the fair market value of the shares at the end of the business day immediately preceding the date of grant (a "Non-Employee Director Grant") with such option fully vesting one year from the date of grant. Furthermore, each non-employee director serving for more than a one-year term will receive on the date of each annual meeting of stockholders preceding each additional year of office a Non-Employee Director Grant which vests one year from the date of grant. As of September 23, 1997, each incumbent non-employee director of the Company received a Non-Employee Director Grant, and any non-employee director who takes office between September 23, 1997 and the 1998 annual stockholders meeting will receive a Non-Employee Director Grant which vests on the later of (i) the date of the Company's annual stockholder meeting during 1998 or (ii) six (6) months following the date of the grant. If the amendment to the 1997 Stock Option Plan is not approved by the Company's stockholders, the options granted to the non-employee directors as described herein will terminate.

         In addition, on September 23, 1997 the Board adopted, subject to stockholder approval which is expected to occur at the 1998 annual stockholders meeting, the Company's 1997 Employee Stock Purchase Plan. Under the 1997 Employee Stock Purchase Plan, an eligible employee who participates in the Plan will be granted an option at the beginning of each year of the Plan (the "Offering Commencement Date") to purchase at the end of that year (the "Offering Termination Date") shares of common stock using the amounts that have accumulated from the employee's payroll deductions made during that year at a price that is 85% of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower. Under the terms of the 1997 Employee Stock Purchase Plan, if such Plan is not approved by the Company's stockholders, it would be deemed not to have become effective and all amounts held in participating employees' accounts would be refunded to such employees, with interest.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS

                      EXHIBIT 10.1 - AMENDED 1997 STOCK OPTION PLAN
                                     (INCORPORATED BY REFERENCE TO EXHIBIT
                                     99.1 TO THE REGISTRATION STATEMENT ON FORM
                                     S-8 (REG. NO. 333-40033) FILED ON NOVEMBER
                                     12, 1997, WITH RESPECT TO SUCH PLAN).

                      EXHIBIT 10.2 - 1997 EMPLOYEE STOCK PURCHASE PLAN
                                     (INCORPORATED BY REFERENCE TO EXHIBIT 99.1
                                     TO THE REGISTRATION STATEMENT ON FORM S-8
                                     (REG. NO. 333-40035) FILED ON NOVEMBER 12,
                                     1997, WITH RESPECT TO SUCH PLAN).

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


                                               PEGASUS SYSTEMS, INC.




         November 12, 1997                    /s/ JOHN F. DAVIS, III
                                              ----------------------

                                              John F. Davis, III,
                                              President and Chief
                                              Executive Officer





         November 12, 1997                    /s/ JEROME L. GALANT
                                              ----------------------

                                              Jerome L. Galant
                                              Chief Financial Officer
                                              (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit
          Number                  Description of Exhibits
          ------                  -----------------------

           10.1        -          AMENDED 1997 STOCK OPTION PLAN (INCORPORATED
                                  BY REFERENCE TO EXHIBIT 99.1 TO THE
                                  REGISTRATION STATEMENT ON FORM S-8 (REG. NO.
                                  333-40033) FILED ON NOVEMBER 12, 1997, WITH
                                  RESPECT TO SUCH PLAN).

           10.2        -          1997 EMPLOYEE STOCK PURCHASE PLAN
                                  (INCORPORATED BY REFERENCE TO EXHIBIT 99.1 TO
                                  THE REGISTRATION STATEMENT ON FORM S-8 (REG.
                                  NO. 333-40035) FILED ON NOVEMBER 12, 1997,
                                  WITH RESPECT TO SUCH PLAN).

           11          -          STATEMENT REGARDING COMPUTATION OF PER SHARE
                                  INCOME (LOSS).

           27          -          FINANCIAL DATA SCHEDULE