Form 10-K
period 1997-12-31
PEGASUS SYSTEMS INC
filed 1998-03-31
CIK 1040261

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from _________ to _________

                      Commission file number 000-22935
                            PEGASUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        75-2605174
 (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)
3811 TURTLE CREEK BOULEVARD, SUITE 1100                      75219
          DALLAS, TEXAS                                    (ZIP CODE)
(Address of principal executive offices)

           Registrant's telephone number, including area code: (214) 528-5656

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $0.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on March 26, 1998 of the registrant's voting securities held by non-affiliates was $246,113,033.

                                 -------------

         Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 26, 1998: 10,484,654.

                                 -------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         (a) Selected portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997.-Part II

         (b) Selected portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.-Part III


===============================================================================

                                     PART I

ITEM 1.   BUSINESS.

         Unless the context otherwise requires, the term "Company" or "Pegasus" when used in this report refers to Pegasus Systems, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those listed herein under "Risk Factors".

         Pegasus is a provider of transaction processing services to the hotel industry worldwide. The Company's THISCO and its TravelWeb and other Internet-based hotel room reservation services improve the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. The Company's HCC service improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports. In addition, the Company is developing an information service to provide hotel industry participants with transaction specific information on industry trends and guest behavior. The Company's services benefit many of the participants in the hotel room distribution process, including hotels, hotel representation firms, Global Distribution Systems ("GDSs"), travel agencies, convention and other large meeting organizers, corporate travel departments and Web sites with travel-related features. For the fiscal year ending December 31, 1997, approximately 47.2% of the Company's consolidated revenues was derived from its electronic hotel reservation processing services, including approximately 41.0% from the THISCO service and approximately 6.2% from the TravelWeb and other Internet-based services, and approximately 52.8% of the Company's consolidated revenues was derived from its HCC service.

SERVICES

         The Company's services generally fall into three categories: electronic hotel room reservations services, commission payment processing services and information services.

HOTEL ROOM RESERVATION SERVICES

THISCO.

         The Company's THISCO service is an electronic hotel room reservation processing service that interfaces communications concerning hotel reservation information between all major GDSs and hotel central reservation systems. THISCO enables a hotel to connect to all major GDSs without having to build and maintain a separate interface for each GDS. Without THISCO or a similar service, hotel chains that desire their room inventory to be accessible to travel agencies electronically on a GDS must develop protocols and message formats compatible with each GDS, a process that entails significant time and expense. Alternatively, hotels may rely more heavily on less-automated means, such as traditional toll-free telephone reservation centers with higher processing costs. THISCO enables the processing of hotel room reservations and also transmits daily millions of electronic status messages, which are used to update room rates, features and availability on GDS databases. Many participating hotels also have chosen to utilize the Company's UltraSelect service, which provides travel agencies using GDSs with direct access through THISCO to a hotel's central reservation system bypassing the GDS databases to obtain the most complete and up-to-date hotel room information available.

Internet-based Services.

         TravelWeb. Located at www.travelweb.com, TravelWeb provides individual travelers direct access to online hotel information and the ability to make reservations electronically over the Internet. Individual travelers traditionally obtain information or reserve a room by contacting a hotel directly by telephone or fax or indirectly through intermediaries, such as travel agencies, convention and other large meeting organizers and corporate travel departments. As a result, an individual traveler cannot easily obtain information from a wide range of hotel properties in a timely manner. TravelWeb provides travelers with detailed information regarding a wide array of hotel properties and, through its connection to the Company's THISCO service, allows travelers to reserve a hotel room and receive a confirmation in seconds. In addition to hotel room reservations, the TravelWeb service offers airline booking capability through Internet Travel Network, Inc. Additionally, TravelWeb offers "The Resources Center" which provides information and links for a variety of travel-related services, such as food, shopping, area attractions and business services. The Company also began to sell advertising space on TravelWeb during 1996, focusing on advertisers that target travelers.

         NetBooker. NetBooker is a service provided to other Web sites which combines TravelWeb's hotel information database and THISCO's electronic interface capability to make hotel room reservations. To conduct Internet-based electronic commerce successfully, Web site operators must offer a content set which is sufficiently broad, accurate, up-to-date, graphically appealing and useful to attract buyers to the Web site. Typically, the development of such a content set is expensive and time consuming. Furthermore, in addition to providing individual travelers with access to useful and graphically appealing information, the operator of a Web site must offer individual travelers the capability to effect a transaction in order to generate a transaction fee. The Company's NetBooker service provides Web sites with the same information contained on TravelWeb and simple and fast method of making a hotel room reservation online. The Company's NetBooker service utilizes advanced technology applications to customize the TravelWeb hotel database so that it appears to the user to be the database and booking capability of the third-party Web site. In connection with this service, there is an interface to the Company's THISCO service, which enables users of the Web site to shop and query room availability, electronically make a reservation and receive a confirmation in seconds.

         UltraRes. The Company's UltraRes service automates the processing of hotel room reservations for conventions and large meetings. The manual process traditionally used to reserve hotel rooms for these events is information-intensive and inefficient and frequently leads to inaccurate and delayed information and overbooking or underbooking. With the Company's UltraRes service, convention and other large meeting organizers are able to transfer reservation requests to the THISCO service, which electronically delivers the information to each hotel central reservation system. The UltraRes service eliminates the need to manually transmit and enter rooming lists and allows hotels to deliver reservations and confirmations electronically in a fast and reliable manner.

         UltraDirect. The Company's UltraDirect service provides the corporate travel management industry with a direct real-time link to the Company's THISCO service through corporate intranet travel management software. With the UltraDirect service, corporate travelers are able to check availability and make hotel reservations within seconds at hotel chains or properties with which the traveler's employer has negotiated rates. The UltraDirect service enables corporate travel departments of companies to have access to the customized information negotiated with hotel chains and properties to facilitate hotel room reservations. Furthermore, this information can be fully integrated into other components of the intranet site and facilitate the creation of passenger name records and detailed profile information.

         Corporate TravelWeb. The Company is developing its Corporate TravelWeb service to provide corporate travel departments with Web-based electronic hotel room and car reservation capabilities. This service is intended to benefit corporate travel departments by providing low-cost access to comprehensive travel information and on-line reservation functionality, reducing the time and effort required in making travel reservations, and improving travel information reporting, the enforcement of corporate travel policies and the use of negotiated or preferred rates.

         The Company has not received a material amount of revenues for certain of these electronic hotel room reservation services to date, and there can be no assurance that such services will produce material revenues to the Company in the future. See "Risk Factors -- Impact of Technological Advances; Delays in Introduction of New Services."

COMMISSION PROCESSING SERVICES

         The Company's HCC service gathers commission payment information, processes that information and transmits to travel agencies one consolidated check in the travel agency's currency of choice, together with an information statement that enables the travel agency to reconcile its hotel commission activity. Typically, a hotel pays to the travel agency that made the hotel reservation a commission of approximately 10% of the room rate paid by a hotel guest. However, the payment process related to these commissions historically has been costly and inefficient, consisting of numerous checks in small amounts and little information regarding the basis from which the commission was calculated. The HCC service streamlines the commission payment process and consolidates into a single payment the aggregate commission owed by a participating hotel to all participating travel agencies. Additionally, the HCC service provides an incentive to travel agencies to make reservations at HCC-participating hotels in countries other than their own because the HCC service disburses checks denominated in each travel agency's currency of choice, saving costly exchange fees. Furthermore, the monthly and quarterly marketing reports and statistics prepared for the hotel by the HCC service allow the hotel to identify and market more effectively to those travel agencies that provide the hotel with the majority of its guests. The hotel also benefits from HCC's Customer Relations Center, which allows travel agency inquiries regarding commissions to be addressed by HCC rather than by the hotel itself.

INFORMATION SERVICES

         The Company's Pegasus IQ service is being developed to provide hotel information to a wide variety of audiences in the travel and travel-related industries, from hotel chains to travel industry marketing groups to travel-related service companies. The service intends to compile data regarding hotel guests and their use of hotels in transaction-specific detail and to organize that data into meaningful information. The Pegasus IQ service intends to provide industry trend reports and guest behavior data in an automated, timely format for hotels and hotel marketing companies. The Pegasus IQ service also is intended to provide benchmark information services that compare a hotel's daily room and occupancy rates with that of its competition. Furthermore, Pegasus IQ intends to provide data in an electronic format to individual travelers, corporate travel departments or other travel service providers regarding a particular stay at a hotel, together with information provided by payment card companies, to facilitate automated expense reporting or to ensure travel policy adherence.

INDUSTRY

         The room reservation and commission payment processes in the hotel industry are complex and information intensive. Making a hotel room reservation requires significant amounts of data, such as room rates, features and availability. This complexity is compounded by the need to confirm, revise or cancel room reservations, which generally requires multiple parties to have ongoing access to real-time reservation information. Similarly, the process of reconciling and paying hotel commissions to travel agencies is based on transaction-specific hotel data and consists of a number of relatively small payments to travel agencies, often including payments in multiple currencies. In addition, information regarding guest cancellations and "no-shows" needs to be accurately communicated between hotels and travel agencies in order to reconcile commission payments.

         Reservations for hotel rooms are made either directly by individual travelers or indirectly through intermediaries. Individual travelers typically make direct reservations by telephoning or faxing a hotel to ascertain room rates, features and availability and to make reservations. Increasingly, individual travelers can conduct all aspects of this transaction through hotel and travel-related Web sites. Intermediaries for hotel room reservations, including travel agencies, convention and other large meeting organizers and corporate travel departments, access hotel information either by telephone or fax or through a GDS. GDS's maintain databases of room rate, feature and availability information provided by hotels to which they are connected. Because each GDS has a unique electronic interface to hotel reservation systems, each GDS can obtain room information and book rooms only at hotels that have developed protocols and message formats compatible with that particular GDS.

         A number of current trends are affecting the hotel industry. First, the hotel industry has been shifting from manual to electronic means of making hotel room reservations. As more hotels become electronically bookable, the Company expects that electronic hotel room reservations will grow substantially in the United States and internationally over the next several years. Second, a small but growing number of individual travelers are making hotel room reservations electronically on the Internet. Third, smaller hotel chains and independent hotels increasingly have affiliated with large hotel chains through a process known in the industry as "branding" or "reflagging." This global consolidation process produces economies of scale and increases the global penetration of larger hotel chains, many of whom are the Company's stockholders and customers. Fourth, hotel commissions are becoming increasingly important to travel agencies as a source of revenue. Travel agencies are looking to increase their revenue by making more hotel room reservations to offset the effects of increased competition among travel agencies, new competition from emerging travel service distribution channels and caps on commissions for airline reservations, which historically have been the leading revenue source for travel agencies.

COMPETITION

         The Company faces significant competition in connection with its THISCO hotel room reservation processing service. The principal competitor of the Company's THISCO service is WizCom International, Ltd. ("Wizcom"), which was a wholly owned indirect subsidiary of Avis, Inc. ("Avis"). As a result of the acquisition of Avis by HFS Incorporated ("HFS"), in September 1996, WizCom became a wholly owned indirect subsidiary of HFS. While HFS utilized the Company's THISCO service through 1997, HFS has moved its electronic hotel room reservation processing from THISCO to WizCom in 1998. There can be no assurance that any additional customers will not change their electronic reservation interface to WizCom or to another similar service. Also, hotels can choose to connect directly to one or more GDSs, thereby bypassing THISCO and eliminating the need to pay fees to the Company. In addition, one or more GDSs can choose to bypass the THISCO service and develop and operate a new common electronic interface to hotel central reservation systems. Such competitors or their affiliates may have greater financial and other resources than the Company. Factors affecting competitive success of the electronic hotel room reservation processing service include reliability, levels of fees, number of hotel properties on the system, ability to provide a neutral, comprehensive interface between hotels and other participants in the distribution of hotel rooms and ability to develop new technological solutions. There can be no assurance that another participant in the hotel room distribution process or a new competitor will not create services with features that would reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

         The market for the Company's TravelWeb, NetBooker and other Internet-based services is highly competitive. Current competition includes traditional telephone or travel agency reservation methods and other Internet-based travel reservation services. There are a large number of Internet-based travel-related services offered by the Company's competitors, and many of these competitors are larger and have significantly greater financial resources and name recognition than the Company. Several competitive Web sites such as Travelocity (a site operated by The SABRE Group Holdings, Inc.) and Expedia.com (a site operated by Microsoft Corporation) offer a more comprehensive range of travel services than those provided by the Company. The Company faces competition in the hotel room reservation business not only from its current competitors but also from possible new entrants including other Web sites. The costs of entry into the Internet-based hotel room reservation business is relatively low. There can be no assurance that the Company's Internet-based hotel room reservation services will compete successfully. The failure of these services to compete successfully could have a material adverse effect on the Company's financial condition and results of operations.

         The market for the Company's HCC service is competitive. The Company's competitors in the commission processing business include National Processing Company ("NPC"), WizCom and Citicorp. NPC, a company that has traditionally provided car rental and cruise line commission processing services, recently began offering its services to hotels and travel agencies as well. WizCom recently announced that it is introducing a commissions payment service that may be competitive with the HCC service. Citicorp provides commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of the HCC service could decide to process commission payments without, or in competition with, the HCC service. Some of these current or potential competitors have substantially greater financial and other resources than the Company. Furthermore, while the Company has agreements with all of its hotel customers for the HCC service, many of the Company's travel agency customers are not obligated by any long-term agreement with the Company. If a significant percentage of these travel agencies were to cease using the HCC commission processing service, the Company's financial condition and results of operations could be materially adversely affected.

INTELLECTUAL PROPERTY

         The Company is constantly developing new processing technology and enhancing existing proprietary technology. The Company has no patents. The Company primarily relies on a combination of copyright, trade secrets, confidentiality procedures and contractual provisions to protect its technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of the Company's proprietary technology. While any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's competitive position, the Company believes that protection of proprietary rights is less significant to the Company's business than the continued pursuit of its operating strategies and other factors, such as the Company's relationship with industry participants and the experience and abilities of its key personnel.

         The Company has registered "UltraSwitch," "TravelWeb," "UltraAccess," "HCC Hotel Clearing Corporation," "HCC Link," "HCC Cash" and "Chain Link" as United States federal trademarks and applications to register "UltraRes," "Click-It" and "Pegasus" are pending with the United States Patent and Trademark Office. Trademark applications for "TravelWeb" also have been filed in Canada and Europe.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. As of February 28, 1998, the Company employed 59 people in its Information Technology Group and from time to time, supplements their efforts with the use of independent consultants and contractors. This group is comprised of information technology, services development, technical services and product support personnel. The Company's total research and development expense was $2.1 million, $2.2 million and $2.5 million for 1995, 1996 and 1997, respectively.

EMPLOYEES

         At February 28, 1998, the Company had 104 employees, 99 of which were located in the United States, with 59 persons in the Information Technology Group, 30 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. The Company has five employees in England performing international sales activities. The Company has no unionized employees. The Company believes that its employee relations are satisfactory.

RISK FACTORS

SUBSTANTIAL NET LOSSES. The Company has experienced substantial net losses, including a net loss of $3.5 million in 1996. The Company's HCC and THISCO services have accounted for the majority of the Company's revenues to date. Any decrease in the revenues from the HCC or THISCO services, or any increase in expenses related to any of the Company's services substantially above the amounts budgeted therefor, could have a material adverse effect on the Company's financial condition and results of operations. The Company anticipates that its budgeted operating expenses will increase in the foreseeable future as it continues to develop its services, increase its sales and marketing activities and expand its distribution channels. To achieve continued profitability, the Company must successfully implement its business strategy and increase its revenues while controlling expenses.

COMPETITION.

         Electronic Hotel Room Reservation Processing Service. The Company faces significant competition in connection with its THISCO hotel room reservation processing service. The principal competitor of the Company's THISCO service is WizCom, which was a wholly owned indirect subsidiary of Avis. As a result of the acquisition of Avis by

HFS, a stockholder and customer of the Company, in September 1996, WizCom became a wholly owned indirect subsidiary of HFS. While HFS utilized the Company's THISCO's service through 1997, HFS has moved its electronic hotel room reservation processing from THISCO to WizCom in 1998. There can be no assurance that any additional customers will not change their electronic reservation interface to WizCom or to another similar service. Also, hotels can choose to connect directly to one or more GDSs, thereby bypassing the THISCO service and eliminating the need to pay fees to the Company. Such competitors or their affiliates may have greater financial and other resources than the Company. Factors affecting the competitive success of an electronic hotel room reservation processing service include reliability, levels of fees, number of hotel properties on the system, ability to provide a neutral comprehensive interface between hotels and other participants in the distribution of hotel rooms and ability to develop new technological solutions. There can be no assurance that another participant in the hotel room distribution process or a new competitor will not create services with features that would reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

         Internet Hotel Room Reservation Service. The market for the Company's TravelWeb, NetBooker and other Internet-based services is highly competitive. Current competition includes traditional telephone or travel agency reservation methods and other Internet-based travel reservation services. There are a large number of Internet based travel-related services offered by the Company's competitors, and many of these competitors are larger and have significantly greater financial resources and name recognition than the Company. Several competitive Web sites such as Travelocity (a site operated by The SABRE Group Holdings, Inc.) and Expedia (a site operated by Microsoft Corporation) offer a more comprehensive range of travel services than TravelWeb or NetBooker. The Company faces competition in the online hotel room reservation business not only from its current competitors but also from possible new entrants, including other Web sites. The costs of entry into the Internet-based hotel room reservation business are relatively low. There can be no assurance that the Company's Internet-based hotel room reservation services will compete successfully. The failure of these services to compete successfully could have a material adverse effect on the Company's financial condition and results of operations.

         Commission Processing Service. The market for the Company's HCC service is competitive. The Company's competitors in the commission processing business include NPC, WizCom and Citicorp. NPC, a company that has traditionally provided car rental and cruise line commission processing services, recently began offering its services to hotels and travel agencies. WizCom has recently announced its intention to offer a service that may be competitive with the Company's HCC service. Citicorp provides commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of the HCC service can decide to process commission payments without, or in competition with, the HCC service. Some of these current or potential competitors have substantially greater financial and other resources than the Company. Furthermore, while the Company has agreements with all of its hotel customers for the HCC service, many of the Company's travel agency customers are not obligated by any long-term agreement with the Company. If a significant percentage of these travel agencies were to cease using the HCC commission processing service, the Company's financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON HOTEL INDUSTRY; CONSOLIDATION TRENDS. The Company derives substantially all of its revenues directly and indirectly from the hotel industry. The hotel industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, recession, gasoline price escalation, inflation or other adverse occurrences that result in a significant decline in the utilization of hotel rooms. Any event that results in decreased travel or increased competition among hotels may lower hotel room reservation volumes, the average daily rates for hotel rooms or both and could have a material adverse effect on the Company's financial condition and results of operations.

         The hotel industry recently has witnessed a period of consolidation in which hotel chains have acquired or merged with other chains. Such activities may reduce the Company's customer base. Similar consolidation trends have occurred in the GDS industry. After the recent merger between Amadeus and System One, the GDS industry has consolidated to four major GDSs. If further consolidation were to take place, the value provided by the Company to participants in the hotel room distribution process and the benefits to hotel operators of utilizing the THISCO service would be reduced. The Company typically offers volume-based discounting of its fees, which could result in a higher percentage of discounted fees if the consolidation trends in the hotel and GDS industries continue. There can be no assurance that any potential decrease in the Company's customer base or any potential increase in the percentage of discounted fees will not have a material adverse effect on the Company's financial condition and results of operations.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced in the past and expects to experience in the future significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to the introduction of new or enhanced services by the Company or its competitors, the degree of customer acceptance of new services, competitive conditions in the industry, seasonal factors, reduction in client base, changes in pricing, the extent of international expansion, the mix of international and domestic sales and general economic conditions. Because the Company's expense budget is set early in a fiscal year and a significant portion of the Company's operating expenses are relatively fixed in nature, fluctuations in revenues may cause substantial variation in the Company's results of operations from quarter to quarter. Due to the foregoing factors, many of which are beyond the Company's control, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock.

POTENTIAL ADVERSE CHANGES IN HOTEL COMMISSION PAYMENTS. Absent any express arrangement in individual cases, hotels currently are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10%, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. In 1995, the airline industry placed a maximum limit on the amount of commissions payable to travel agencies for any domestic airline ticket issued. Recently, certain airlines have capped the dollar amount that they will pay to travel agencies for airline reservations made online. In addition, hotels increasingly are utilizing other direct distribution channels, such as the Internet, or offering negotiated rates to major corporate customers that are non-commissionable to travel agencies. Because a substantial portion of the Company's revenues are dependent on the dollar volume of travel agency commissions paid by hotels, any change in the hotel commission payment system that reduces the commissions payable to travel agencies and any acceleration of the trend towards direct distribution of rooms by hotels could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON GROWTH OF INTERNET COMMERCE. The market for electronic hotel reservation services over the Internet is rapidly evolving and depends upon market acceptance of novel methods for distributing services and products, which involves a high degree of uncertainty. The success of the Company's TravelWeb, NetBooker and other Internet based services will depend upon the adoption of the Internet by consumers as a widely used medium for commerce. The Internet may not prove to be a viable commercial marketplace for any number of reasons, including inadequate development of the necessary infrastructure or the lack of complementary services and products, such as high speed modems and high speed communication lines. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility and quality of service) remain unresolved and may negatively affect the growth or attractiveness of commerce conducted on the Internet. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure is not developed or if the Internet does not become a viable commercial marketplace, the Company's financial condition and results of operations could be materially adversely affected.

SYSTEM INTERRUPTION AND SECURITY RISKS. The Company's operations are dependent on its ability to protect its computer systems and databases against damage or system interruptions from natural disasters, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. A significant amount of the Company's computer equipment is located at a single site in Phoenix, Arizona. There can be no assurance that unanticipated problems will not cause a significant system outage or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by its customers or others. Any damage to the Company's databases, failure of communication links or security breach or other loss that causes interruptions in the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

IMPACT OF TECHNOLOGICAL ADVANCES; DELAYS IN INTRODUCTION OF NEW SERVICES. The Company's future success will depend, in part, on its ability to develop leading technology, enhance its existing services, develop and introduce new services that address the increasingly sophisticated and varied needs of its current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. Although the Company strives to be a technological leader, there can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business or that the Company will be able to economically incorporate such advances into its business. In addition, keeping abreast of technological advances in the Company's business may require substantial expenditures and lead time. There can be no assurance that the Company will be successful in effectively using new technologies, adapting its services to emerging industry standards or developing, introducing and marketing service enhancements or new services, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner in response to changing market conditions or customer requirements, or if new services do not achieve market acceptance, the Company's financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY CUSTOMERS AND THIRD-PARTY SERVICE ARRANGEMENTS. The Company's business is dependent upon customer arrangements with its hotel stockholders or their affiliates, other hotel chains and hotel representation firms, travel agencies, travel agency consortia and GDSs. The Company has not entered into written agreements with certain travel agencies relating to the HCC service. There can be no assurance that the Company will be able to continue or renew these arrangements on equal or better terms or initiate new arrangements. Any cancellation or non-renewal of these arrangements that results in a significant reduction in the Company's customer base or revenue sources could materially adversely affect the Company's financial condition and results of operations. In addition, the Company relies on third parties to provide consolidation, remittance and worldwide currency exchange services for its HCC service and facility maintenance and disaster recovery services for computer and communications systems used in all of the Company's services. There can be no assurance that these service contracts will be successfully extended upon expiration or that Pegasus can enter into contracts with alternate service providers at the same or lower cost. Any failure by the Company to extend these contracts or to secure alternate service providers could have a material adverse effect on the Company's financial condition and results of operations.

GOVERNMENT REGULATION. The Company's primary customers are hotel chains and hotel representation firms. The Company currently has as its stockholders many of the leading hotel chains in the world based on revenues. While the Company believes that it has been acting since its inception as an entity independent of its stockholders, and its stockholders have not engaged in any anti-competitive activities through or in connection with the Company, there can be no assurance that federal, state or foreign governmental authorities, the Company's competitors or its consumers will not raise anti-competitive concerns regarding the Company's close relationship with its hotel stockholders. Any such action by federal, state or foreign governmental authorities or allegations by third parties could have a material adverse effect on the Company's financial condition and results of operations. While certain aspects of the travel industry are heavily regulated by the United States Government, the services currently offered by the Company, including electronic room reservation processing services, commission processing services and online reservation services, have not been subject to any material industry-specific government regulation. However, there can be no assurance that federal, state or foreign governmental authorities will not attempt to regulate one or more of the Company's current or future services. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as privacy, pricing, content and quality of products and services. The adoption of laws or regulations affecting the Company's lines of business could reduce the rate of growth of the Company or could otherwise have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. The Company has in recent years experienced significant growth and anticipates that significant expansion will continue to be required in order to address potential market opportunities. There can be no assurance that if the Company continues to expand, management will be effective in attracting and retaining additional qualified personnel, expanding the Company's physical facilities, integrating acquired businesses or otherwise managing growth. In addition, there can be no assurance that the Company's systems, procedures or controls will be adequate to support any expansion of the Company's operations. The Company's inability to manage growth effectively could have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION AND OPERATIONS. Pursuit of international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. There can be no assurance as to the extent, if at all, that the Company's plans to expand in international markets will be successful. The Company's current international activities and prospects may be adversely affected by factors such as policies of the United States and foreign governments affecting foreign trade, privacy issues, investment and taxation, exchange controls, political risks and currency risks. One or more of these factors could materially adversely affect the Company's financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company believes that its success will continue to be dependent upon its ability to attract and retain skilled managers and other key personnel, including its President, John F. Davis, III, its Chief Information Officer, Joseph W. Nicholson, and its other present officers. The loss of the services of any of its present officers could have a material adverse effect on the Company's financial condition and results of operations. Although the Company currently has "key-man" insurance covering Messrs. Davis and Nicholson, there can be no assurance that the amount of such insurance would be adequate to compensate for the loss of the services of the insured officers. The Company believes that its future business results will also depend in significant part upon its ability to identify, attract, motivate and retain additional highly skilled technical personnel. Competition for such personnel in the information technology industry is intense. There can be no assurance that the Company will be successful in identifying, attracting, motivating and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT. The Company's success depends upon its proprietary technology, consisting of both its software and its hardware designs. The Company relies upon a combination of copyright, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. There can be no assurance that the Company's present protective measures will be enforceable or adequate to prevent misappropriation of its technology or independent third-party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial cost and diversion of management resources, and a successful claim could effectively block the Company's ability to use or license its technology in the United States or abroad or otherwise have a material adverse effect on the Company's financial condition and results of operations.

         The Company has found and may in the future find it necessary or desirable to procure licenses from third parties relating to current or future services or technology, but there can be no assurance that the Company will continue to be able to obtain such licenses or other rights or, if it is able to obtain them, that it will be able to do so on commercially acceptable terms. The Company could be placed at a disadvantage if its competitors obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. If the Company or its suppliers were unable to obtain licenses relating to current or future services or technology, the Company could be forced to market services without certain technological features. The Company's inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms could have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. While the Company has no current agreements or negotiations underway with respect to any potential acquisitions, the Company regularly evaluates such opportunities and may make acquisitions of other companies or technologies in the future. Acquisitions involve numerous risks, including difficulties in assimilating acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. The Company has no experience in assimilating acquired nonaffiliated organizations into the Company's operations. There can be no assurance as to the ability of the Company to integrate successfully any operations, personnel or services that might be acquired in the future, and a failure by the Company to do so could have a material adverse effect on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE. The Company has implemented a program designed to ensure that all software used in connection with the Company's services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. However, other participants in the travel industry have announced that their software may experience such abnormalities unless significant resources are devoted to the problem. Any failure on the part of the Company, or its travel-related customers to ensure that any such software complies with year 2000 requirements, regardless of when such travel reservations occur, could have a material adverse effect on the financial condition and results of operations of the Company.

ANTI-TAKEOVER MATTERS. The Company's Second Amended and Restated Certificate of Incorporation ("Certificate") and Second Amended and Restated By-laws ("By-laws") contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of the Company that stockholders purchasing shares in this offering may consider to be in their best interests. The Certificate and By-laws provide for a classified Board of Directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. The Certificate also authorizes only the Board of Directors to fill vacancies, including newly created directorships and states that directors of the Company may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class. In addition, the Certificate grants the Board of Directors the authority to issue up to 2,000,000 shares of preferred stock, having such rights, preferences and privileges as designated by the Board of Directors, without stockholder approval. Section 203 of the Delaware General Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.

POTENTIAL VOLATILITY OF STOCK PRICE. The market price for the Common Stock may be highly volatile. The Company believes that factors such as quarterly fluctuations in financial results or announcements by the Company or by its competitors, travel agencies, hotel operators or other hotel industry participants could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market may experience extreme price and volume fluctuations which often are unrelated to the operating performance of specific companies. Market fluctuations or perceptions regarding the hotel industry, as well as general economic or political conditions, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation has often been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  PROPERTIES.

     The Company's principal executive office is a leased facility with approximately 29,800 square feet of space in Dallas, Texas. The Company leases this space under a lease agreement that expires December 2002. The Company also maintains an administrative and sales office in a leased facility with approximately 3,300 square feet of space near London, England. The lease agreement for the current office in England expires in May 1998. The Company expects to move its England office during the second quarter of 1998 to another leased facility consisting of approximately 2,200 square feet. The Company has signed a lease agreement for the new office space in England, which extends through February 2006. Under an agreement with REZsolutions, Inc. certain of the equipment owned by the Company is housed at a site owned by REZsolutions, Inc. in Phoenix, Arizona. The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party from time to time to certain routine legal proceedings arising in the ordinary course of its business. Although the outcome of any such proceedings cannot be predicted accurately, the Company does not believe any liability that might result from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PEGS" since August 7, 1997. At February 28, 1998, there were approximately 26 record holders of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock.


                                                         HIGH       LOW
                                                         ----       ---
Fiscal 1997
    Fourth quarter...................................    $20.75     $12.50
    Third quarter (from August 7, 1997)..............    $19.25     $15.50

         The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

         The following information relates to all securities issued or sold by the Company within the past three years and not registered under the Securities Act.

         Effective in July 1995, the Company issued 4,934,667 shares of Common Stock in exchange for all of the outstanding capital stock of The Hotel Industry Switch Company ("THISCO") and 83.3% of the outstanding capital stock of The Hotel Clearing Corporation ("HCC") (the "Reorganization") in accordance with
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Reorganization, the Company granted to Lodging Network, Inc. ("LNI") an option (the "LNI Option") to exchange the remaining 16.7% of capital stock of HCC, which was held by LNI, for 448,667 shares of the Company's Common Stock. In addition, certain members of HCC management agreed to forfeit their rights to participate in a special HCC bonus plan in return for a cash payment and the opportunity to purchase an aggregate of 283,333 shares of Common Stock for $570,874. These shares were issued in accordance with Section 4(2) of the Securities Act.

         In June 1996, the Company issued to Information Associates, L.P. and Information Associates, C.V. an aggregate of 1,538,462 shares of Series A Preferred Stock for $4.88 per share in accordance with Section 4(2) of the Securities Act. In June 1996, the Company issued in accordance with Section 4(2) of the Securities Act 89,733 shares of the Common Stock and paid $2.0 million to LNI for the remaining outstanding capital stock of HCC held by LNI, and in connection therewith, the LNI Option was cancelled. In May 1997, the Company issued in accordance with Section 4(2) of the Securities Act warrants to purchase 345,723 shares of the Common Stock to Holiday Inn in connection with the Distribution Services Agreement between the Company and Holiday Inn.

         In June 1996, the Company adopted its 1996 Stock Option Plan, and the Company has issued to participants in such plan under Section 4(2) of the Securities Act and Rule 701 of the Securities Act options to purchase an aggregate of 771,740 shares of Common Stock. A Registration Statement on Form S-8 covering the 1996 Stock Option Plan has been filed with the Securities and Exchange Commission (the "Commission").

         In August 1997, the Company completed the initial public offering of its Common Stock (the "IPO"). The Commission declared the Registration Statement (File No. 333-28595) relating to the IPO effective on August 6, 1997. In the IPO, the Company issued and sold 3,450,000 shares for an aggregate price to the public of $44,850,000 and certain selling stockholders sold 659,000 shares of Common Stock for an aggregate offering price of $8,567,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Hambrecht & Quist LLC, NationsBanc Montgomery Securities LLC and Volpe Brown Whelan & Company, LLC. The underwriting discount incurred by the Company relating to the IPO was $3,139,500, and as of December 31, 1997 other expenses incurred by the Company relating to the IPO were approximately $1.2 million. Net offering proceeds received by the Company from the IPO were approximately $40.5 million. Approximately $5.2 million of the proceeds received by the Company from the IPO were used to repay certain loans to stockholders and to repay certain lease obligations. Certain of the Company's current directors, including William C. Hammett, Jr., I. Malcolm Highet, Paul J. Travers, Mark C. Wells and Bruce Wolff, serve as officers or directors or both of certain of the stockholders whose loans were repaid. Pending final application, the Company has invested the proceeds received by it from the IPO (other than the proceeds used to repay the stockholder loans described above) in short term marketable securities.

ITEM 6.  SELECTED FINANCIAL DATA.

     This information is set forth under the caption "Selected Consolidated Financial Data" for each of the five years in the period ended December 31, 1997, of the Company's 1997 Annual Report to Stockholders, which portion of such Annual Report is filed herein as Exhibit 13.1 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is set forth under the caption "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Stockholders, which portion of such Annual Report is filed herein as Exhibit 13.1 and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company including the independent accountant's report thereon of the Company's 1997 Annual Report to Stockholders, which financial statements are filed herein as Exhibit 13.1, are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Certain Transactions" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       1.  The following financial statements are incorporated by reference from the Company's 1997 Annual Report to Stockholders, which financial statements are filed herein as
              Exhibit 13.1:

                 Report of Independent Accountants.
                 Consolidated Balance Sheets dated December
                    31, 1997 and 1996.
                 Consolidated Statements of Operations for the
                    three years ended December 31, 1997.
                 Consolidated Statements of Changes in Shareholders'
                    Equity (Deficit) for the three years ended
                    December 31, 1997.
                 Consolidated Statements of Cash Flows for the three years
                    ended December 31, 1997.
                 Notes to Consolidated Financial Statements.

                                                                                      PAGE
                                                                                      ----
          2.  Consolidated Financial Statement Schedule

              Report of Independent Accountants on Financial Statement Schedule.       S-1

              Consolidated Valuation and Qualifying Accounts.                          S-2

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. The following documents are filed or incorporated by reference as exhibits to this Report:
        2.1 Contribution and Restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of the stockholders of the Company
        3.1   Second Amended and Restated Certificate of Incorporation
        3.2   Second Amended and Restated Bylaws
        4.1   Specimen of Common Stock Certificate
        4.2   Second Amended and Restated Certificate of Incorporation and
              Second Amended and Restated Bylaws (see Exhibits 3.1 and 3.2)
        4.3   Rights Agreement dated June 25, 1996 by and among the
              Company and certain holders of capital stock of the Company named therein
        4.4   Common Stock Purchase Warrant issued to Holiday Hospitality
              Corporation

       *10.1  Employment Agreement dated June 25, 1996 between the
              Company and John F. Davis, III
       *10.2  Employment Agreement dated June 25, 1996 between the Company and
              Joseph W. Nicholson
       *10.3  Employment Agreement dated August 29, 1996 between the Company and
              Jerome L. Galant
       *10.4  Employment Agreement dated May 18, 1997 between the Company and
              Michael R. Donahue
       *10.5  1996 Stock Option Plan, as amended (incorporated by reference to
              Exhibit 99.1 of Registration Statement on Form S-8 (File No. 333-
              40039) filed with the Commission on November 12, 1997)
       *10.6  1997 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (File No.
              333-40033) filed with the Commission on November 12, 1997)
        10.7  Client Service Agreement, as amended, between the Company and
              Citibank, N.A.
        10.8  Facilities Management Agreement dated January 1,
              1996 between the Company and Anasazi, Inc., currently known as
              REZsolutions, Inc.
        10.9  Service Agreement dated December 13, 1996 between the Company and
              Comdisco, Inc.
       10.10  Service Agreement dated January 17, 1997 between the Company and
              Genuity, Inc.
      *10.11  1997 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 99.1 of Registration Statement on Form S-8 (File No.
              333-40035) filed with the Commission on November 12, 1997)
       10.13  Office Lease dated October 1, 1995 between the Company and the
              Utah State Retirement Investment fund relating to property located at 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas
              75219
       +13.1  Selected portions of the Company's Annual Report to Stockholders for fiscal year ended December 31, 1997
        16.1  Letter regarding Change in Certifying Accountant
        21.1  Subsidiaries of the Company (incorporated by reference to the
              Company's Registration Statement on Form S-1 (Registration No.
              333-44927))
       +23.1  Consent of Price Waterhouse LLP
       +23.2  Consent of Belew Averitt LLP
       +24.1  Power of Attorney (included on signature page)
       +27.1  Financial Data Schedule

----------------
Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+ Filed herewith.

* Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Ric L. Floyd, Secretary, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 31st day of March, 1998.

                              PEGASUS SYSTEMS, INC.


                              By:          /s/ JOHN F. DAVIS, III
                                 -----------------------------------------------
                                               John F. Davis, III
                                 Chief Executive Officer, President and Director


                               POWER OF ATTORNEY

         KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John F. Davis, III, Jerome L. Galant and Ric L. Floyd, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                      SIGNATURES                           TITLE                                  DATE
                      ----------                           -----                                  ----
             /s/ JOHN F. DAVIS, III           Chief Executive Officer,                       March 31, 1998
         -------------------------------      President and Director
             John F. Davis, III               (Principal Executive Officer)

             /s/ JEROME L. GALANT             Chief Financial Officer                        March 31, 1998
         -------------------------------      (Principal Financial and
              Jerome L. Galant                Accounting Officer)

               /s/ JOHN W. BIGGS              Director                                       March 31, 1998
         -------------------------------
               John W. Biggs

              /s/ DONALD R. DIXON             Director                                       March 31, 1998
         -------------------------------
              Donald R. Dixon

         /s/ WILLIAM C. HAMMETT, JR.          Director                                       March 31, 1998
         -------------------------------
          William C. Hammett, Jr.

          /s/ IAN MALCOLM HIGHET              Director                                       March 31, 1998
         -------------------------------
             Ian Malcolm Highet

         /s/ ROCKWELL A. SCHNABEL             Director                                       March 31, 1998
         -------------------------------
          Rockwell A. Schnabel

             /s/ PAUL J. TRAVERS              Director                                       March 31, 1998
         -------------------------------
              Paul J. Travers

               /s/ MARK C. WELLS              Director                                       March 31, 1998
         -------------------------------
               Mark C. Wells

                 /s/ BRUCE WOLFF              Director                                       March 31, 1998
         -------------------------------
                Bruce Wolff

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Pegasus Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 12, 1998 appearing in the 1997 Annual Report to Shareholders of Pegasus Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule, for the years ended December 31, 1996 and 1997, listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Dallas, Texas
March 12, 1998


To the Board of Directors
 of Pegasus Systems, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 2, 1996, except for Note 8, as to which the date is August 6, 1997 and Note 15, as to which the date is January 26, 1998 appearing in the 1997 Annual Report to Shareholders of Pegasus, Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule, for the year ended December 31, 1995, listed under Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                             BELEW AVERITT LLP


Dallas, Texas
March 2, 1996

                                                                     SCHEDULE II


                             PEGASUS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1995, 1996 and 1997
                                 (In thousands)


                                                        Additions     Additions
                                          Balance at    Charged to     from                      Balance
                                          Beginning     Costs and     Acquired                   at End
           Classification                 of Period      Expenses     Companies    Deduction    of Period
           --------------                -----------   -----------    ---------    ---------    ---------
December 31, 1995
  Allowance for doubtful accounts          $    --       $    20        $  --       $   --       $    20
  Income tax valuation allowances          $ 2,532       $   289        $ 707       $   --       $ 3,528
                                           -------       -------        -----       ------       -------
      Total reserves and allowances        $ 2,532       $   309        $ 707       $   --       $ 3,548
                                           =======       =======        =====       ======       =======

December 31, 1996
  Allowance for doubtful accounts          $    20       $    25        $  --       $   --       $    45
  Income tax valuation allowances          $ 3,528       $ 1,060        $  --       $  (39)      $ 4,549
                                           -------       -------        -----       ------       -------
      Total reserves and allowances        $ 3,548       $ 1,085        $  --       $  (39)      $ 4,594
                                           =======       =======        =====       ======       =======


December 31, 1997
  Allowance for doubtful accounts          $    45       $    81        $  --       $  (48)      $    78
  Income tax valuation allowances          $ 4,549       $    --        $  --       $ (237)      $ 4,312
                                           -------       -------        -----       ------       -------
      Total reserves and allowances        $ 4,594       $    81        $  --       $ (285)      $ 4,390
                                           =======       =======        =====       ======       =======

----------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

                                  EXHIBIT INDEX

         2.1        Contribution and restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of the
                    stockholders of the Company
         3.1        Second Amended and Restated Certificate of Incorporation
         3.2        Second Amended and Restated Bylaws
         4.1        Specimen of Common Stock Certificate
         4.2        Second Amended and Restated Certificate of Incorporation
                    and Second Amended and Restated Bylaws (see Exhibits 3.1
                    and 3.2)
         4.3        Rights Agreement dated June 25, 1996 by and among the
                    Company and certain holders of capital stock of the Company named therein
         4.4        Common Stock Purchase Warrant issued to Holiday Hospitality
                    Corporation
       *10.1        Employment Agreement dated June 25, 1996 between the
                    Company and John F. Davis, III
       *10.2        Employment Agreement dated June 25, 1996 between the
                    Company and Joseph W. Nicholson
       *10.3        Employment Agreement dated August 29, 1996 between the
                    Company and Jerome L. Galant
       *10.4        Employment Agreement dated May 18, 1997 between the
                    Company and Michael R. Donahue
       *10.5        1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 of Registration Statement on Form
                    S-8 (File No. 333-40039) filed with the Commission on November 12, 1997)
       *10.6        1997 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 of Registration Statement on Form
                    S-8 (File No. 333-40033) filed with the Commission on November 12, 1997)
        10.7        Client Service Agreement, as amended, between the Company
                    and Citibank, N.A.
        10.8        Facilities Management Agreement dated January 1, 1996
                    between the Company and Anasazi, Inc., currently known as
                    REZsolutions, Inc.
        10.9        Service Agreement dated December 13, 1996 between the
                    Company and Comdisco, Inc.
       10.10        Service Agreement dated January 17, 1997 between the
                    Company and Genuity, Inc.
      *10.11        1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (File
                    No. 333-40035) filed with the Commission on November 12,
                    1997)
       10.13        Office Lease dated October 1, 1995 between the Company and the Utah State Retirement Investment fund relating to
                    property located at 3811 Turtle Creek Blvd., Suite 1100,
                    Dallas, Texas 75219
       +13.1        Selected portions of the Company's Annual Report to
                    Stockholders for fiscal year ended December 31, 1997
        16.1        Letter regarding Change in Certifying Accountant
        21.1        Subsidiaries of the Company (incorporated by reference to
                    the Company's Registration Statement on Form S-1
                    (Registration No. 333-44927))
       +23.1        Consent of Price Waterhouse LLP
       +23.2        Consent of Belew Averitt LLP
       +24.1        Power of Attorney (included on signature page)
       +27.1        Financial Data Schedule

Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+ Filed herewith.

* Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Ric L. Floyd, Secretary, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.