Form 10-Q
period 1998-03-31
PEGASUS SYSTEMS INC
filed 1998-05-14
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


The number of shares of the registrant's common stock outstanding as of May 10, 1998 was 10,490,289.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a)   Consolidated Balance Sheets
                           as of March 31, 1998, and December 31, 1997  .........................................3

                  b)   Consolidated Statements of Operations
                           for the Three Months Ended March 31, 1998 and 1997....................................4

                  c)   Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 1998 and 1997....................................5

                  d)   Notes to Consolidated Financial Statements  ..............................................6

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ..........................................................10


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................12



PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings ............................................................................13

         Item 2.  Changes in Securities and Use of Proceeds.....................................................13

         Item 3.  Defaults Upon Senior Securities...............................................................13

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................13

         Item 5.  Other Information.............................................................................13

         Item 6.  Exhibits and Reports on Form 8-K..............................................................13


SIGNATURES......................................................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             PEGASUS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               March 31, 1998           December 31, 1997
                                                                               --------------           -----------------
ASSETS

Cash and cash equivalents                                                       $ 29,578,339               $ 30,166,793
Restricted cash                                                                    1,584,249                  1,286,032
Short-term investments                                                            14,778,643                  9,380,050
Accounts receivable, net of allowance for doubtful
      accounts of $77,860 and $77,860, respectively                                1,791,209                  1,200,162
Accounts receivable from affiliates                                                1,690,621                    771,973
Other current assets                                                               1,035,298                  1,232,874
                                                                                ------------               ------------

      Total current assets                                                        50,458,359                 44,037,884

Capitalized software, net                                                            800,115                  1,183,453
Property and equipment, net                                                        2,604,302                  2,712,091
Goodwill, net of accumulated amortization of
      $335,033 and $303,815, respectively                                          1,529,682                  1,560,900
Other noncurrent assets                                                              418,993                    428,981
                                                                                ------------               ------------
          Total assets                                                          $ 55,811,451               $ 49,923,309
                                                                                ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                         $ 4,085,129                $ 4,072,919
Accounts payable to affiliates                                                        42,316                     42,118
Unearned income                                                                    1,237,351                    477,688
Current portion of capital lease obligations                                       1,017,848                  1,048,179
                                                                                ------------               ------------
      Total current liabilities                                                    6,382,644                  5,640,904

Capital lease obligations, net of current portion                                    376,049                    661,049
Other noncurrent liabilities                                                         149,585                    143,612
Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding,                                              --                         --
      Common stock, $.01 par value; 100,000,000 shares authorized;
         10,603,387 and 10,297,529 shares issued, respectively                       106,034                    102,975
      Additional paid-in capital                                                  62,474,336                 58,120,337
      Unearned compensation                                                         (609,954)                  (738,533)
      Accumulated deficit                                                        (13,040,905)               (13,980,697)
      Less treasury stock (116,484 shares, at cost)                                  (26,338)                   (26,338)
                                                                                ------------               ------------
          Total stockholders' equity                                              48,903,173                 43,477,744
                                                                                ------------               ------------
          Total liabilities and stockholders' equity                            $ 55,811,451               $ 49,923,309
                                                                                ============               ============



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                 1998                     1997
                                                                             -----------              -----------

Net revenues                                                                 $ 6,167,267              $ 4,376,563

Cost of services                                                               2,166,382                1,557,656
Research and development                                                         600,482                  622,727
General and administrative expenses                                            1,054,704                  855,531
Marketing and promotion expenses                                               1,242,124                  865,307
Depreciation and amortization                                                    753,276                  707,458
                                                                             -----------              -----------
Operating income (loss)                                                          350,299                 (232,116)
Other income (expense):
       Interest income                                                           643,875                   55,901
       Interest expense                                                          (47,482)                (212,150)
                                                                             -----------              -----------
Income (loss) before income taxes                                                946,692                 (388,365)
Income taxes                                                                       6,900                       --
                                                                             -----------              -----------
Net income (loss)                                                            $   939,792              $  (388,365)
                                                                             ===========              ===========

Net income (loss) per share:
       Basic                                                                 $      0.09              $     (0.07)
                                                                             ===========              ===========

       Diluted                                                               $      0.09              $     (0.07)
                                                                             ===========              ===========

Weighted average shares outstanding:
       Basic                                                                  10,324,526                5,191,249
                                                                             ===========              ===========

       Diluted                                                                11,038,325                5,191,249
                                                                             ===========              ===========



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                         ------------------------------
                                                                                             1998             1997
                                                                                         ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                                     $    939,792      $   (388,365)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Accrued interest reclassified to notes payable                                             --              22,671
      Windfall tax benefit from employee exercise of non-qualified stock options              118,154              --
      Depreciation and amortization                                                           753,276           707,458
      Recognition of stock option compensation                                                 66,179            34,449
      Amortization of premiums on short-term investments                                        3,605              --
      Changes in assets and liabilities:
         Restricted cash                                                                     (298,217)         (155,459)
         Accounts receivable                                                                 (591,047)         (264,937)
         Accounts receivable from affiliates                                                 (918,648)         (506,836)
         Other current and noncurrent assets                                                  207,565           (79,028)
         Accounts payable and accrued liabilities                                              12,210           (75,121)
         Accounts payable to affiliates                                                           198            25,680
         Unearned income                                                                      759,663           440,872
         Other noncurrent liabilities                                                           5,975             5,976
                                                                                         ------------      ------------
             Net cash provided by (used in) operating activities                            1,058,705          (232,640)
                                                                                         ------------      ------------

Cash flows from investing activities:
   Purchase of software, property and equipment                                              (230,930)         (407,291)
   Purchase of marketable securities                                                       (9,902,199)         (983,605)
   Proceeds from maturity of marketable securities                                          4,500,000         2,705,076
                                                                                         ------------      ------------
         Net cash provided by (used in) investing activities                               (5,633,129)        1,314,180
                                                                                         ------------      ------------

Cash flows from financing activities:
   Net proceeds from issuance of stock                                                      4,301,304              --
   Repayment of notes payable to affiliates                                                      --            (188,928)
   Repayment of capital leases                                                               (315,334)         (251,362)
   Proceeds from capital leases                                                                  --               3,913
                                                                                         ------------      ------------
      Net cash provided by (used in) financing activities                                   3,985,970          (436,377)
                                                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents                                         (588,454)          645,163
Cash and cash equivalents, beginning of period                                             30,166,793         1,796,311
                                                                                         ------------      ------------

Cash and cash equivalents, end of period                                                 $ 29,578,339      $  2,441,474
                                                                                         ============      ============

Supplemental disclosure of cash flow information:

   Interest paid                                                                         $     56,348      $    183,279
                                                                                         ============      ============

   Income taxes paid                                                                     $     65,000      $       --
                                                                                         ============      ============

Supplemental schedule of noncash investing and financing activities:

   Acquisition of equipment under capital leases                                         $       --        $     79,144
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

       The accompanying financial statements include the consolidated accounts of Pegasus and its wholly owned subsidiaries, THISCO, HCC and Pegasus IQ. THISCO is consolidated with its wholly owned subsidiary, TravelWeb, Inc. (TravelWeb), and HCC is consolidated with its wholly owned subsidiary, Pegasus Systems Inc. (UK) Limited (Pegasus UK, formerly The Hotel Clearing Corporation (UK) Limited) (collectively, the Company). All significant intercompany balances have been eliminated in consolidation.

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

       Pegasus IQ was formed in November 1997 as a Delaware corporation. When operational, Pegasus IQ is expected to provide a wide array of hotel industry data, research and reporting services for benchmark analysis and strategic planning purposes. The Company completed an initial public offering (IPO) in August 1997. The Company's Registration Statement on Form S-1 (File No. 333-28595) with respect to the IPO was declared effective on August 6, 1997, and the Company's stock began trading on the Nasdaq National Market under the symbol PEGS on August 7, 1997. The Company sold 3,450,000 shares of common stock at a price of $13.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and IPO expenses, were approximately $40.5 million. Selling stockholders also sold 659,000 shares at a price of $13.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Concurrent with the completion of the Company's IPO, a 4-for-3 split of the Company's outstanding common and Series A preferred stock was effected and all outstanding shares of Series A preferred stock were converted into shares of common stock.

       The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 1997 and the notes thereto, which have been filed with the Securities and Exchange Commission on Form 10-K as of and for the year ended December 31, 1997. The foregoing unaudited consolidated financial statements as of and for the three months ended March 31, 1998 and 1997 reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.     SECONDARY PUBLIC OFFERING

       The Company completed a secondary offering ("Secondary") in February 1998. The Company's Registration Statement on Form S-1 with respect to the Secondary was declared effective on February 11, 1998. The Company sold 280,321 share of common stock at a price of $17.50 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $4.2 million. Selling stockholders also sold 2,134,679 shares at a price of $17.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

3.     STOCK SPLITS

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

4.     EARNINGS PER SHARE

       The following table sets forth the basic and diluted net income (loss) per share computation for the quarters ended March 31, 1998 and 1997:

                                                                        Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       1998            1997
                                                                   -----------     -----------

Net income (loss)                                                  $   939,792     $  (338,364)
                                                                   -----------     -----------
Basic:
   Weighted average number of shares outstanding                    10,324,526       5,191,249
                                                                   -----------     -----------

   Net income (loss) per share                                     $      0.09     $     (0.07)
                                                                   -----------     -----------
Diluted:

   Weighted average number of shares outstanding                    10,324,526       5,191,249

   Additional weighted average shares from assumed exercise of dilutive stock options and warrants, net of shares to be
      repurchased with exercise proceeds                               713,799            --
                                                                   -----------     -----------
   Weighted average number of shares outstanding used in the
      diluted net income (loss) per share calculation               11,038,325       5,191,249
                                                                   -----------     -----------

   Net income (loss) per share                                     $      0.09     $     (0.07)
                                                                   -----------     -----------


All outstanding options and warrants were included in the diluted EPS calculation for the three months ended March 31, 1998, as the average fair market value of the Company's common stock for the period was higher than the strike price of the underlying options and warrants. There were 1,538,462 shares of Series A preferred stock outstanding at March 31, 1997 which were not included in the calculation of diluted EPS.

Options and warrants granted during 1996 and the first three months of 1997, which were not included in the calculation of diluted EPS for the three months ended March 31, 1997, were as follows:

---------------------------------------------------------------------------------------------------------------------
                                       Exercise Price
Number of Options                      Per Share           Date of Grant                Expiration Date
---------------------------------------------------------------------------------------------------------------------
450,000                                $ 2.01              June 1996                    December 2005
53,333                                 $ 2.01              December 1996                December 2005
266,406                                $ 3.11              December 1996                December 2005


---------------------------------------------------------------------------------------------------------------------

5.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earning per Share" (FAS 128). FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board No. 15, "Earnings per Share" (APB 15), and makes them comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods. Accordingly, EPS data for all periods presented has been restated to reflect the computation of EPS in accordance with the provisions of FAS 128.

       The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) which was issued in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. There were no items which qualified for treatment as components of comprehensive income for the periods presented.

       In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131) was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. FAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt FAS 131 in its' financial statements for the year ending December 31, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading provider of transaction processing services to the hotel industry worldwide. The Company's THISCO and TravelWeb hotel reservation services improve the effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. The Company's HCC service, the global leader in hotel commission payment processing, improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports. The Company's NetBooker reservation service provides third-party Web sites direct access to the extensive TravelWeb hotel database and UltraSwitch's hotel reservation and confirmation capabilities. The NetBooker service enables the users of the third-party Web sites to shop and query room availability and to electronically book a reservation in seconds. The Company has developed or is in the process of developing several new services, including UltraRes, UltraDirect and Pegasus Information Services, to capitalize on its existing technology and customer base to provide additional electronic hotel reservation capabilities and information services to existing Pegasus customers and to other participants in the hotel room distribution process. Historically, the Company has derived a majority of its revenues from its THISCO and HCC services.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 and 1997

         Net revenues. The Company's revenues for the three months ended March 31, 1998 increased to $6.2 million from $4.4 million for the three months ended March 31, 1997, an increase of 40.9%. This increase in revenues was primarily driven by higher transactions levels for the Company's Electronic Reservations service (consisting of THISCO, TravelWeb, and NetBooker) and Payment/Data Systems service (consisting of HCC).

Revenues contributed by the Electronic Reservations service increased by 20.9% in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's Web site on the Internet (located at www.travelweb.com), an increased number of hotel reservations made by other Web sites that use the Company's NetBooker service, higher fees paid by hotel companies to participate in the Company's hotel database and, to a lesser degree, an increase in the number of hotel reservations made through the Company's THISCO service.

Payment/Data Systems service revenues increased by 63.4% during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase primarily was as a result of a 60.0% increase in hotel commission transactions processed during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, which was due in part, to the addition of hotel properties, including those of Marriott Corporation and an increase in the number of travel agencies participating in the HCC service. The value of commissions paid by the Company on member hotels' behalf increased by 89.4% in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to an increase in the number of hotel commission transactions processed by the Company combined with an increase in the average value of the commission processed due to rising overall hotel average daily rates and a higher proportion of the Company's transactions generated by full-service and luxury hotel chains. The increase in commissions paid was somewhat offset by a reduction in the average fee received by the Company from participating travel agencies for consolidating and remitting hotel commission payments.

         Cost of Services. Cost of services increased by $609,000, or 39.1%, to $2.2 million in the three months ended March 31, 1998 from $1.6 million in the three months ended March 31, 1997. Cost of services increased due to additional staffing, the increased number of transactions processed through the HCC service and the introduction of enhanced content to the TravelWeb site.

         Research and Development. Research and development expenses decreased $22,000, or 3.6%, to $601,000 in the three months ended March 31, 1998 from $623,000 in the three months ended March 31, 1997. This decrease was primarily due to the fact that significant research and development expenses were incurred in the three months ended March 31, 1997 in conjunction with the design and implementation of the new TravelWeb database.

         General and administrative expenses. General and administrative expenses increased $199,000, or 23.3%, to $1.1 million in the three months ended March 31, 1998 from $856,000 in the three months ended March 31, 1997. This increase was primarily driven by higher legal, accounting, insurance, printing and reporting costs associated with operating as a public company.

         Marketing and promotion expenses. Marketing and promotion expenses increased $377,000, or 43.5%, to $1.2 million in the three months ended March 31, 1998 from $865,000 in the three months ended March 31, 1997. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and amortization of new customer contract incentives. The Company also took a charge of approximately $130,000 in the three months ended March 31, 1998 for severance payments and other costs in the Company's Sales and Marketing Department.

         Depreciation and amortization. Depreciation and amortization expenses increased $46,000, or 6.5%, to $753,000 in the three months ended March 31, 1998 from $707,000 in the three months ended March 31, 1997. This increase was primarily due to the amortization of software purchased from a third party in December 1997.

         Interest income. Interest income increased $588,000 to $644,000 in the three months ended March 31, 1998 from $56,000 in the three months ended March 31, 1997 as a result of the investment of the proceeds from the Company's IPO.

         Interest expense. Interest expense decreased $165,000, or 77.6%, to $47,000 in the three months ended March 31, 1998. The expense reflects payments made under capital equipment leases. The Company repaid all of its promissory notes payable to certain stockholders of the Company on August 15, 1997 using a portion of the proceeds from its IPO on August 6, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements for operations and investments in equipment primarily through the sale of capital stock, borrowings from stockholders and capital lease financing.

Cash provided by operating activities was $1.1 million for the three months ended March 31, 1998 compared to net cash utilized of $233,000 in the three months ended March 31, 1997.

The Company completed a secondary offering ("Secondary") in February 1998, raising proceeds, net of offering expenses, of $4.2 million. The proceeds have been invested in short-term marketable securities.

Net cash used in investing activities for the purchase of software, furniture and equipment amounted to $231,000 in the three months ended March 31, 1998 compared to $407,000 in the three months ended March 31, 1997. In addition, the Company acquired equipment under capital leases with a principal value of $79,000 during the three months ended March 31, 1997.

The Company's principal sources of liquidity at March 31,1998 included cash and cash equivalents of $29.6 million, short-term investments of $14.8 million and restricted cash of $1.6 million which represents funds for travel agency commission checks that have not cleared HCC's processing bank and are returned to HCC. Any of such amounts which are not remitted to travel agents will be escheated to the appropriate state, as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - The Securities and Exchange Commission, on August 6, 1997, declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering of the Company's Common Stock.

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


                                                        PEGASUS SYSTEMS, INC.




           May 14, 1998                                  /s/ John F. Davis, III
                                                         ----------------------

                                                            John F. Davis, III,
                                                            President and Chief
                                                              Executive Officer





           May 14, 1998                                    /s/ Jerome L. Galant
                                                           --------------------

                                                               Jerome L. Galant
                                                        Chief Financial Officer
                                                  (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------

  27 -             FINANCIAL DATA SCHEDULE