Form 10-Q
period 1998-06-30
PEGASUS SYSTEMS INC
filed 1998-08-13
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]


The number of shares of the registrant's common stock outstanding as of August 9, 1998 was 10,509,793.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a)  Consolidated Balance Sheets
                           as of June 30, 1998 and December 31, 1997  ..................................3

                  b)  Consolidated Statements of Operations
                           for the Three and Six Months Ended June 30, 1998 and 1997....................4

                  c)  Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 1998 and 1997..............................5

                  d)  Notes to Consolidated Financial Statements  ......................................6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............................................10


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................14



PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings....................................................................15

         Item 2.  Changes in Securities and Use of Proceeds............................................15

         Item 3.  Defaults Upon Senior Securities......................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders..................................15

         Item 5.  Other Information....................................................................15

         Item 6.  Exhibits and Reports on Form 8-K.....................................................16


SIGNATURES.............................................................................................17

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       JUNE 30, 1998     DECEMBER 31, 1997
                                                                       -------------     -----------------
ASSETS

Cash and cash equivalents                                              $  34,954,961     $      30,166,793
Restricted cash                                                            1,856,577             1,286,032
Short-term investments                                                    10,505,322             9,380,050
Accounts receivable, net of allowance for doubtful
      accounts of $77,860 and $77,860, respectively                        3,681,087             1,972,135
Other current assets                                                       1,174,063             1,232,874
                                                                       -------------     -----------------

      Total current assets                                                52,172,010            44,037,884

Capitalized software, net                                                    534,744             1,183,453
Property and equipment, net                                                2,691,524             2,712,091
Goodwill, net of accumulated amortization of
      $366,251 and $303,815, respectively                                  1,498,464             1,560,900
Other noncurrent assets                                                    1,034,908               428,981
                                                                       -------------     -----------------
          Total assets                                                 $  57,931,650     $      49,923,309
                                                                       =============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                               $   4,897,782     $       4,115,037
Unearned income                                                            1,179,065               477,688
Current portion of capital lease obligations                                 889,004             1,048,179
                                                                       -------------     -----------------
      Total current liabilities                                            6,965,851             5,640,904

Capital lease obligations, net of current portion                            242,189               661,049
Other noncurrent liabilities                                                 155,564               143,612
Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding,                                    --                    --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         10,622,469 and 10,297,529 shares issued, respectively               106,224               102,975
      Additional paid-in capital                                          62,769,766            58,120,337
      Unearned compensation                                                 (597,881)             (738,533)
      Accumulated deficit                                                (11,683,725)          (13,980,697)
      Less treasury stock (116,484 shares, at cost)                          (26,338)              (26,338)
                                                                       -------------     -----------------
          Total stockholders' equity                                      50,568,046            43,477,744
                                                                       -------------     -----------------
          Total liabilities and stockholders' equity                   $  57,931,650     $      49,923,309
                                                                       =============     =================



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months Ended                 Six Months Ended
                                                  June 30,                         June 30,
                                        ----------------------------     ----------------------------
                                             1998            1997             1998            1997
                                        ------------     -----------     ------------     -----------
Net revenues                            $  6,781,393     $ 5,081,257     $ 12,948,660     $ 9,457,820


Cost of services                           2,407,794       1,799,496        4,574,176       3,357,152
Research and development                     624,985         609,513        1,225,467       1,232,240
General and administrative expenses        1,038,459         816,254        2,093,163       1,671,785
Marketing and promotion expenses           1,177,726       1,052,842        2,419,850       1,918,149
Depreciation and amortization                762,460         720,527        1,515,736       1,427,985
                                        ------------     -----------     ------------     -----------
Operating income (loss)                      769,969          82,625        1,120,268        (149,491)
Other income (expense):
      Interest income                        653,173          43,937        1,297,048          99,839
      Interest expense                       (40,958)       (203,284)         (88,440)       (415,434)
                                        ------------     -----------     ------------     -----------
Income (loss) before income taxes          1,382,184         (76,722)       2,328,876        (465,086)
Income taxes                                  25,004          16,000           31,904          16,000
                                        ------------     -----------     ------------     -----------
Net income (loss)                       $  1,357,180     $   (92,722)    $  2,296,972     $  (481,086)
                                        ============     ===========     ============     ===========

Net income (loss) per share:
      Basic                             $       0.13     $     (0.02)    $       0.22     $     (0.09)
                                        ============     ===========     ============     ===========

      Diluted                           $       0.12     $     (0.02)    $       0.21     $     (0.09)
                                        ============     ===========     ============     ===========

Weighted average shares outstanding:
      Basic                               10,490,936       5,191,249       10,408,191       5,191,249
                                        ============     ===========     ============     ===========
      Diluted                             11,269,257       5,191,249       11,154,474       5,191,249
                                        ============     ===========     ============     ===========


           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                      ----------------------------
                                                                                          1998             1997
                                                                                      ------------     -----------
Cash flows from operating activities:
     Net income (loss)                                                                $  2,296,972     $  (481,086)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
        Accrued interest reclassified to notes payable                                        --            46,170
        Windfall tax benefit from employee exercise of non-qualified stock options         271,383            --
        Depreciation and amortization                                                    1,515,736       1,427,985
        Recognition of stock option compensation                                           141,384          74,988
        Amortization of premiums on short-term investments                                  16,784            --
        Gain on sale of property and equipment                                                (838)           --
        Changes in assets and liabilities:
            Restricted cash                                                               (570,545)       (344,608)
            Accounts receivable                                                         (1,708,952)     (1,178,509)
            Other current and noncurrent assets                                            (47,116)       (306,376)
            Accounts payable and accrued liabilities                                       782,745         535,579
            Unearned income                                                                701,376         624,450
            Other noncurrent liabilities                                                    11,952          11,951
                                                                                      ------------     -----------
               Net cash provided by operating activities                                 3,410,881         410,544
                                                                                      ------------     -----------

Cash flows from investing activities:
     Purchase of software, property and equipment                                         (797,026)       (633,161)
     Purchase of marketable securities                                                 (14,906,516)     (1,476,691)
     Proceeds from maturity of marketable securities                                    13,764,461       3,688,681
     Purchase of minority interest                                                        (500,000)           --
     Proceeds from sale of property and equipment                                           13,840            --
                                                                                      ------------     -----------
            Net cash provided by (used in) investing activities                         (2,425,241)      1,578,829
                                                                                      ------------     -----------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                                 4,380,563            --
     Repayment of notes payable to affiliates                                                 --          (381,707)
     Repayment of capital leases                                                          (578,035)       (546,994)
     Proceeds from capital leases                                                             --             3,913
                                                                                      ------------     -----------
        Net cash provided by (used in) financing activities                              3,802,528        (924,788)
                                                                                      ------------     -----------
Net increase in cash and cash equivalents                                                4,788,168       1,064,585
Cash and cash equivalents, beginning of period                                          30,166,793       1,796,311
                                                                                      ------------     -----------
Cash and cash equivalents, end of period                                              $ 34,954,961     $ 2,860,896
                                                                                      ============     ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                                    $     95,119     $   371,198
                                                                                      ============     ===========
     Income taxes paid                                                                $    102,998     $      --
                                                                                      ============     ===========
Supplemental schedule of noncash investing and financing activities:

     Common stock warrants issued in exchange for customer contract asset             $       --       $   238,000
                                                                                      ============     ===========
     Acquisition of equipment under capital leases                                    $       --       $    79,144
                                                                                      ============     ===========



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

       Pegasus UK, a wholly owned subsidiary of HCC, was formed in September 1993 in England to market and provide services for travel agents and hotel chains operating in Europe, Africa and Asia.

       TravelWeb was formed in October 1995 as a Delaware corporation. The Company's TravelWeb service provides individual travelers direct access to online hotel information and the ability to make reservations electronically at hotel properties. In addition, through its NetBooker service, the Company offers TravelWeb's comprehensive hotel database and Internet hotel reservation capabilities to third-party web sites.

       Pegasus IQ was formed in November 1997 as a Delaware corporation. When operational, Pegasus IQ is expected to provide a wide array of hotel industry data, research and reporting services for benchmark analysis and strategic planning purposes.

           The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 1997 and the notes thereto, which have been filed with the Securities and Exchange Commission on Form 10-K as of and for the year ended December 31, 1997. The foregoing unaudited consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.     SECONDARY PUBLIC OFFERING

       The Company completed a secondary offering ("Secondary") in February 1998. The Company's Registration Statement on Form S-1 with respect to the Secondary was declared effective on February 11, 1998. The Company sold 280,321 shares of common stock at a price of $17.50 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $4.2 million. Selling stockholders also sold 2,134,679 shares at a price of $17.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

3.     EARNINGS PER SHARE

       The following table sets forth the basic and diluted net income (loss) per share computation for the three and six months ended June 30, 1998 and 1997:


                                                                     Three Months Ended              Six Months Ended
                                                                         June 30,                         June 30,
                                                                 --------------------------     --------------------------
                                                                     1998           1997            1998           1997
                                                                 -----------    -----------     -----------    -----------
Net income (loss)                                                $ 1,357,180    ($   92,722)    $ 2,296,972    ($  481,086)
                                                                 -----------    -----------     -----------    -----------
Basic:
   Weighted average number of shares outstanding                  10,490,936      5,191,249      10,408,191      5,191,249
                                                                 -----------    -----------     -----------    -----------

   Net income (loss) per share                                   $      0.13    ($     0.02)    $      0.22    ($     0.09)
                                                                 -----------    -----------     -----------    -----------

Diluted:
   Weighted average number of shares outstanding                  10,490,936      5,191,249      10,408,191      5,191,249
                                                                 -----------    -----------     -----------    -----------

   Additional weighted average shares from assumed
      exercise of dilutive stock options and warrants, net
      of shares to be repurchased with exercise proceeds             778,321           --           746,283           --
                                                                 -----------    -----------     -----------    -----------

   Weighted average number of shares outstanding used
       in the diluted net income (loss) per share calculation     11,269,257      5,191,249      11,154,474      5,191,249
                                                                 -----------    -----------     -----------    -----------

Net income (loss) per share                                      $      0.12    ($     0.02)    $      0.21    ($     0.09)
                                                                 -----------    -----------     -----------    -----------


All outstanding options and warrants were included in the diluted EPS calculation for the three and six months ended June 30, 1998, as the average fair market value of the Company's common stock for the period was higher than the strike price of the underlying options and warrants. There were 1,538,462 shares of Series A preferred stock outstanding at June 30, 1997, which were not included in the calculation of diluted EPS.

Options and warrants granted during 1996 and the first six months of 1997, which were not included in the calculation of diluted EPS for the three and six months ended June 30, 1997, were as follows:


--------------------------------------------------------------------------------
  Number of             Exercise Price
Options/Warrants          Per Share        Date of Grant         Expiration Date
-----------------       --------------    --------------        ----------------
450,000 Options         $      2.01       June 1996             December 2005
 53,333 Options         $      2.01       December 1996         December 2005
258,405 Options         $      3.11       December 1996         December 2005
 53,333 Options         $      5.25       May 1997              December 2005
345,723 Warrants        $      7.20       May 1997              May 1999
--------------------------------------------------------------------------------


4.     OTHER INVESTMENTS

       An equity investment in Customer Analytics, Inc. of $500,000 for the purchase of 250,000 preferred shares was completed in June 1998. Customer Analytics, Inc. is a new database marketing applications and solutions provider specializing in the area of customer relationship marketing. The investment will be accounted for on the lower of cost or market value.

5.     STOCKHOLDERS' EQUITY

       In May 1998, the stockholders approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation that decreases the number of authorized shares of common stock, $.01 par value per share, of the Company from 100 million to 50 million. The financial statements have been retroactively adjusted to reflect the reduction in authorized shares. The stockholders also approved amendments to the Company's 1997 Stock Option Plan that increase the number of shares of Common Stock reserved for issuance under the Plan and that provide for grants of options to the Company's non-employee directors; and the stockholders approved the adoption of the 1997 Employee Stock Purchase Plan.

6.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

       The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) which was issued in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. There were no items, which qualified for treatment as components of comprehensive income for the periods presented.

       In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS
       131) was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. FAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt FAS 131 in its financial statements for the year ending December 31, 1998.

       On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs related to internal use software that are incurred in the preliminary project stage should be expensed as services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 in its financial statements for the year ending December 31, 1999. The Company dose not believe the adoption of SOP 98-1 will have a material effect on the Company's results of operations or financial condition.

       On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, since it does not use derivative instruments, the adoption of FAS 133 will have no effect on the Company's results of operations or its financial position.

6.     SUBSEQUENT EVENT

       In August 1998, the Company acquired Driving Revenue LLC, a hotel industry database marketing and consulting firm based in Rockville, Maryland. The Company paid $6.0 million cash plus estimated expenses of less than $100,000. As a result of the acquisition, the Company will incur a one-time charge for the acquired in-process research and development of approximately $2.7 million and will record goodwill of approximately $2.9 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net revenues. The Company's revenues for the three months ended June 30, 1998 increased to $6.8 million from $ 5.1 million for the three months ended June 30, 1997, an increase of 33.5%. This increase in revenues was primarily driven by higher transaction levels for the Company's Electronic Reservations services (consisting of THISCO, TravelWeb and NetBooker) and Payment and Data Systems service (consisting of HCC).

Revenues contributed by the Electronic Reservations service increased by 16.0% in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's site on the Internet (www.travelweb.com) as well as reservations made by other sites that use the Company's NetBooker service. In addition, more hotel companies paid fees to be listed in the Company's hotel database. Net reservations made through the Company's THISCO service increased by 16.8%, but this increase was offset by a reduction in the revenues earned by the Company for the processing of status messages sent by its hotel companies through the THISCO system. The reduction in the revenue from status messages was primarily a result of a reduction in the volume of status messages sent by hotels as well as a 10% reduction in the charge per status message that became effective July 1, 1997. As a result, net revenues from the THISCO service for the three months ended June 30, 1998 declined by 4.6% compared to the three months ended June 30, 1997.

Revenues contributed by Payment and Data Systems service in the three months ended June 30, 1998 increased by 50.3% compared to the three months ended June 30, 1997 as a result of a 47.9% increase in hotel commission transactions processed. These increases are due in part to the addition of hotel properties, including those of Marriott Corporation, and travel agencies participating in the HCC service. The value of commissions paid by the Company increased by 66.5% in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 because of an increase in the number of hotel commission transactions processed by the Company. Also contributing to the increase in the value of commissions paid is an increase in the average value of the commissions processed, due to rising overall hotel average daily rates and a higher proportion of the Company's transactions generated by full-service and luxury hotel chains. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received by the Company from participating travel agencies for consolidating and remitting hotel commission payments. The Company reduced the fees it charges to certain travel agency customers of HCC beginning in July 1997 in recognition of the significantly higher dollar volume of commissions being processed on behalf of these agencies.

         Cost of Services. Cost of services increased by $608,000, or 33.8%, to $2.4 million in the three months ended June 30, 1998 from $1.8 million in the three months ended June 30, 1997. Cost of services increased due to additional staffing, the increased number of transactions processed through the HCC service and the introduction of enhanced content to the TravelWeb site.

         Research and Development. Research and development expenses increased $15,000, or 2.5%, to $625,000 in the three months ended June 30, 1998 from $610,000 in the three months ended June 30, 1997. This increase was primarily due to the commencement of work on Pegasus IQ; a proposed data warehousing and data mining service focused on the hospitality industry.

         General and administrative expenses. General and administrative expenses increased $222,000, or 27.2%, to $1.0 million in the three months ended June 30, 1998 from $816,000 in the three months ended June 30, 1997. This increase was primarily driven by higher legal, accounting, insurance, printing and reporting costs associated with operating as a public company.

         Marketing and promotion expenses. Marketing and promotion expenses increased $125,000, or 11.9%, to $1.2 million in the three months ended June 30, 1998 from $1.1 million in the three months ended June 30, 1997. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and amortization of new customer contract incentives.

         Depreciation and amortization. Depreciation and amortization expenses increased $41,000, or 5.8%, to $762,000 in the three months ended June 30, 1998 from $721,000 in the three months ended June 30, 1997. This increase was primarily due to the amortization of software purchased from a third-party in December 1997.

         Interest income. During the three months ended June 30, 1998, the Company realized $653,000 in interest income primarily as a result of short-term investments of operating cash balances.

         Interest expense. Interest expense decreased $162,000, or 79.9%, to $41,000 in the three months ended June 30, 1998 from $203,000 in the three months ended June 30, 1997. The expense reflects payments made under capital equipment leases. The Company repaid all of its promissory notes payable to certain stockholders of the Company on August 15, 1997 using a portion of the proceeds from its initial public offering of common stock on August 6, 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net revenues. The Company's revenues for the six months ended June 30, 1998 increased to $12.9 million from $ 9.5 million for the six months ended June 30, 1997, an increase of 36.9%. This increase in revenues was primarily driven by higher transaction levels for the Company's Electronic Reservations and Payment and Data Systems services.

Revenues contributed by the Electronic Reservations service increased by 18.4% in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's site on the Internet (www.travelweb.com) as well as reservations made by other sites that use the Company's NetBooker service. In addition, more hotel companies paid fees to be listed in the Company's hotel database. Net reservations made through the Company's THISCO service increased by 17.6%, but this increase was offset by a reduction in the revenues earned by the Company for the processing of status messages sent by its hotel companies through the THISCO system. The reduction in the revenue from status messages was primarily a result of a reduction in the volume of status messages sent by hotels as well as a 10% reduction in the charge per status message that became effective July 1, 1997. As a result, net revenues from the THISCO service for the six months ended June 30, 1998 declined by 2.4%.

Payment and Data Systems service revenues increased by 56.1% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 as a result of a 54.0% increase in hotel commission transactions processed. This increase is due in part to the addition of hotel properties, including those of Marriott Corporation, and travel agencies participating in the HCC service. The value of commissions paid by the Company increased by 76.2% in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 because of an increase in the number of hotel commission transactions processed by the Company. Also, contributing to the increase in the value of commissions paid is an increase in the average value of the commissions processed, due to rising overall hotel average daily rates and a higher proportion of the Company's transactions generated by full-service and luxury hotel chains. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received by the Company from participating travel agencies for consolidating and remitting hotel commission payments. . The Company reduced the fees it charges to certain travel agency customers of HCC beginning in July 1997 in recognition of the significantly higher dollar volume of commissions being processed on behalf of these agencies.

         Cost of Services. Cost of services increased by $1.2 million, or 36.3%, to $4.6 million in the six months ended June 30, 1998 from $3.4 million in the six months ended June 30, 1997. Cost of services increased due to additional staffing, the increased number of transactions processed through the HCC service and the introduction of enhanced content to the TravelWeb site.

         Research and Development. Research and development expenses remained at $1.2 million in the six months ended June 30, 1998 and the six months ended June 30, 1997. This was primarily due to the fact that a significant amount of expense was incurred in the six months ended June 30, 1997 in conjunction with the design and implementation of the new TravelWeb database. The reduction in TravelWeb related spending in the six months ended June 30, 1998 was partially offset by a higher level of expenditures relating to the development of Pegasus I Q, the Company's new data warehousing and data mining service.

         General and administrative expenses. General and administrative expenses increased $421,000, or 25.2%, to $2.1 million in the six months ended June 30, 1998 from $1.7 million in the six months ended June 30, 1997. This increase was primarily driven by higher legal, accounting, insurance, printing and reporting costs associated with operating as a public company.

         Marketing and promotion expenses. Marketing and promotion expenses increased $502,000, or 26.2%, to $2.4 million in the six months ended June 30, 1998 from $1.9 million in the six months ended June 30, 1997. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and amortization of new customer contract incentives.

         Depreciation and amortization. Depreciation and amortization expenses increased $88,000, or 6.1%, to $1.5 million in the six months ended June 30, 1998 from $1.4 million in the six months ended June 30, 1997. This increase was primarily due to the amortization of software purchased from a third-party in December 1997.

         Interest income. During the six months ended June 30, 1998 the Company realized $1.3 million in interest income as a result of short-term investments of operating cash balances.

         Interest expense. Interest expense decreased $327,000, or 78.7%, to $88,000 in the six months ended June 30, 1998. The expense reflects payments made under capital equipment leases. The Company repaid all of its promissory notes payable to certain stockholders of the Company on August 15, 1997 using a portion of the proceeds from its Initial Public Offering of common stock on August 6, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.4 million for the six months ended June 30, 1998 compared to net cash provided of $411,000 in the six months ended June 30, 1997. This increase was primarily due to a $2.8 million increase in profitability.

Net cash used in investing activities for the purchase of software, furniture and equipment amounted to $797,000 in the six months ended June 30, 1998 compared to $633,000 in the six months ended June 30, 1997. The Company acquired equipment under capital leases with a principal value of $79,000 in the six months ended June 30, 1997. In addition, the Company purchased $15.0 million of marketable securities and realized net proceeds of $13.8 million from the maturity of marketable securities in the six months ended June 30,1998. For the six months ended June 30, 1997, the Company purchased $1.5 million of marketable securities and realized net proceeds of $3.7 million from the maturity of marketable securities.

The Company completed a secondary offering ("Secondary") in February 1998, raising proceeds, net of offering expenses, of $4.2 million. The proceeds have been invested in short-term marketable securities.

In June 1998, the Company purchased for $500,000 a minority interest in Customer Analytics, Inc., a new database marketing applications and solutions provider specializing in the area of customer relationship marketing.

The Company's principal sources of liquidity at June 30,1998 included cash and cash equivalents of $35.0 million, short-term investments of $10.5 million and restricted cash of $1.9 million. Restricted cash represents funds for travel agency commission checks that have not cleared HCC's processing bank and are returned to HCC. Any of such amounts, which are not remitted to travel agents, will be escheated to the appropriate state, as required.

The Company believes that its cash and liquidity portion is adequate to fund operating needs for the foreseeable future.

YEAR 2000 COMPLIANCE.

The Company has implemented a program designed to ensure that all software used in connection with the Company's services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company has dedicated both equipment and personnel to its program for achieving Year 2000 compliance for all of its operating systems. However, other participants in the travel industry have announced that their software may experience abnormalities unless significant resources are devoted to the Year 2000 problem. To address this, the Company is working with its customers to test their interfaces between customer and Company systems. Any failure on the part of the Company, or its travel-related customers to ensure that any such software complies with year 2000 requirements, regardless of when such travel reservations occur, could have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - The Securities and
                  Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering ("IPO") of the Company's Common Stock. The Company raised proceeds, net of offering expenses, of $40.5 million from the IPO. Approximately, $5.2 million of these proceeds were used to repay notes payable to stockholders and repay certain lease obligations. $400,000 was used to acquire the software assets of a third-party company. Also, $500,000 was used to acquire a minority interest in a database management consulting company. The remainder of these proceeds has been placed in short-term marketable securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - The Company held its Annual Meeting of Stockholders on Tuesday, May 5, 1998. At the Annual Meeting the Company's stockholders took the following actions:

                  (i) by a vote of 6,212,257 for and none withheld for each candidate, the stockholders elected Robert Dirks, William C. Hammett, Jr., and Thomas O'Toole as Class I directors of the Company to hold office for a term of three years or until their respective successors are elected and qualified;

                  (ii) by a vote of 6,207,957 for, none against, none abstaining and 4,300 non-votes, the stockholders approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation that decreases the number of authorized shares of common stock, $.01 par value per share, of the Company from 100 million to 50 million;

                  (iii) by a vote of 4,055,831 for, 836,600 against, none abstaining and 1,319,826 non-votes, the stockholders approved amendments to the Company's 1997 Stock Option Plan that increase the number of shares of Common Stock reserved for issuance under the Plan and that provide for grants of options to the Company's non-employee directors; and

                  (iv) by a vote of 4,386,431 for, 510,300 against, none abstaining and 1,315,526 non-votes, the stockholders approved the adoption of the 1997 Employee Stock Purchase Plan.

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


                                                  PEGASUS SYSTEMS, INC.




         August 13, 1998                                 /s/ John F. Davis, III
                                                         ----------------------

                                                            John F. Davis, III,
                                                            President and Chief
                                                              Executive Officer





         August 13, 1998                                   /s/ Jerome L. Galant
                                                           --------------------

                                                               Jerome L. Galant
                                                        Chief Financial Officer
                                                  (principal financial officer)

                                  EXHIBIT INDEX


      Exhibit
      Number             Description of Exhibits
      -------            -----------------------
       27 -              FINANCIAL DATA SCHEDULE