Form 10-Q
period 1998-09-30
PEGASUS SYSTEMS INC
filed 1998-11-16
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
Yes  X   No
    ---    ---

The number of shares of the registrant's common stock outstanding as of November 10, 1998 was 10,509,793.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                                                PAGE
                                                                                                     ----
                  a)   Consolidated Balance Sheets
                           as of September 30, 1998 and December 31, 1997.............................3

                  b)  Consolidated Statements of Operations
                           for the Three and Nine Months Ended September 30, 1998 and 1997............4

                  c)   Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 1998 and 1997......................5

                  d)   Notes to Consolidated Financial Statements  ...................................6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...........................................11


         Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................17



PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings.................................................................18

         Item 2.   Changes in Securities and Use of Proceeds.........................................18
 .
         Item 3.   Defaults Upon Senior Securities...................................................18

         Item 4.   Submission of Matters to a Vote of Security Holders...............................18

         Item 5.   Other Information.................................................................18

         Item 6.   Exhibits and Reports on Form 8-K..................................................18


SIGNATURES...........................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                       ------------------   -----------------
ASSETS

Cash and cash equivalents                                                 $ 27,758,691        $ 30,166,793
Restricted cash                                                              2,026,791           1,286,032
Short-term investments                                                      12,151,632           9,380,050
Accounts receivable, net of allowance for doubtful
      accounts of $67,666 and $77,860, respectively                          3,856,184           1,972,135
Other current assets                                                         1,041,836           1,232,874
                                                                          ------------        ------------

      Total current assets                                                  46,835,134          44,037,884

Capitalized software, net                                                      911,260           1,183,453
Property and equipment, net                                                  2,667,084           2,712,091
Goodwill, net of accumulated amortization of
      $448,341 and $303,815, respectively                                    4,468,930           1,560,900
Other noncurrent assets                                                      2,270,642             428,981
                                                                          ------------        ------------
           Total assets                                                   $ 57,153,050        $ 49,923,309
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $  5,113,216        $  4,115,037
Unearned income                                                                848,615             477,688
Current portion of capital lease obligations                                   740,209           1,048,179
                                                                          ------------        ------------
      Total current liabilities                                              6,702,040           5,640,904

Capital lease obligations, net of current portion                              118,853             661,049
Other noncurrent liabilities                                                   151,278             143,612
Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding,                                        --                  --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         10,626,277 and 10,297,529 shares issued, respectively                 106,263             102,975
      Additional paid-in capital                                            62,776,200          58,120,337
      Unearned compensation                                                   (519,663)           (738,533)
      Accumulated deficit                                                  (12,155,583)        (13,980,697)
      Less treasury stock (116,484 shares, at cost)                            (26,338)            (26,338)
                                                                          ------------        ------------
           Total stockholders' equity                                       50,180,879          43,477,744
                                                                          ------------        ------------
           Total liabilities and stockholders' equity                     $ 57,153,050        $ 49,923,309
                                                                          ============        ============



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            ------------------------------      ------------------------------
                                                1998              1997              1998              1997
                                            ------------      ------------      ------------      ------------
Net revenues                                $  7,802,819      $  5,778,146      $ 20,751,479      $ 15,235,966

Cost of services                               2,516,873         2,113,973         7,091,049         5,471,125
Research and development                         741,272           585,834         1,966,738         1,818,074
Write-off of purchased in-process R & D        2,723,614                --         2,723,614                --
General and administrative expenses            1,109,292           939,779         3,202,457         2,611,564
Marketing and promotion expenses               1,190,380         1,068,263         3,610,230         2,986,413
Depreciation and amortization                    565,573           862,784         2,081,309         2,290,768
                                            ------------      ------------      ------------      ------------
Operating income (loss)                       (1,044,185)          207,513            76,082            58,022
Other income (expense):
      Interest income                            632,136           342,507         1,929,184           442,346
      Interest expense                           (33,561)         (128,398)         (122,000)         (543,832)
                                            ------------      ------------      ------------      ------------
Income (loss) before income taxes               (445,610)          421,622         1,883,266           (43,464)
Income taxes                                      26,248            10,000            58,152            26,000
                                            ------------      ------------      ------------      ------------
Net income (loss)                           $   (471,858)     $    411,622      $  1,825,114      $    (69,464)
                                            ============      ============      ============      ============
Net income (loss) per share:
      Basic                                 $      (0.04)     $       0.05      $       0.17      $      (0.01)
                                            ============      ============      ============      ============

      Diluted                               $      (0.04)     $       0.04      $       0.16      $      (0.01)
                                            ============      ============      ============      ============

Weighted average shares outstanding:
      Basic                                   10,508,023         8,173,482        10,441,834         6,196,251
                                            ============      ============      ============      ============

      Diluted                                 10,508,023         9,379,501        11,168,105         6,196,251
                                            ============      ============      ============      ============


           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                           1998             1997
                                                                                       ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                                  $  1,825,114      $    (69,464)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
        Accrued interest reclassified to notes payable                                           --            58,049
        Windfall tax benefit from employee exercise of non-qualified stock options          281,692                --
        Depreciation and amortization                                                     2,081,309         2,290,768
        Write-off of purchased in-process R & D                                           2,723,614                --
        Recognition of stock option compensation                                            203,942           122,342
        Amortization of premiums on short-term investments                                   17,816                --
        Net loss on sale of property and equipment                                            4,821                --
        Changes in assets and liabilities:
           Restricted cash                                                                 (740,759)         (531,471)
           Accounts receivable                                                           (1,735,014)       (1,238,358)
           Other current and noncurrent assets                                             (125,524)         (662,300)
           Accounts payable and accrued liabilities                                         845,233         1,143,030
           Unearned income                                                                  176,108           254,156
           Other noncurrent liabilities                                                      17,928            17,928
                                                                                       ------------      ------------
              Net cash provided by operating activities                                   5,576,280         1,384,680
                                                                                       ------------      ------------
Cash flows from investing activities:
    Purchase of software, property and equipment                                         (1,268,726)         (818,661)
    Purchase of marketable securities                                                   (22,553,383)       (1,476,691)
    Proceeds from maturity of marketable securities                                      19,763,985         4,181,767
    Purchase of Driving Revenue LLC                                                      (5,998,366)               --
    Purchase of minority interests                                                       (1,500,000)               --
    Proceeds from sale of property and equipment                                             29,887                --
                                                                                       ------------      ------------
           Net cash provided by (used in) investing activities                          (11,526,603)        1,886,415
                                                                                       ------------      ------------
Cash flows from financing activities:
    Net proceeds from issuance of stock                                                   4,392,387        40,493,500
    Repayment of notes payable to affiliates                                                     --        (5,447,134)
    Repayment of capital leases                                                            (850,166)         (895,034)
    Proceeds from capital leases                                                                 --             3,913
                                                                                       ------------      ------------
        Net cash provided by financing activities                                         3,542,221        34,155,245
                                                                                       ------------      ------------
Net increase (decrease) in cash and cash equivalents                                     (2,408,102)       37,426,340
Cash and cash equivalents, beginning of period                                           30,166,793         1,796,311
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $ 27,758,691      $ 39,222,651
                                                                                       ============      ============
Supplemental disclosure of cash flow information:

    Interest paid                                                                      $    124,257      $    537,379
                                                                                       ============      ============

    Income taxes paid                                                                  $    191,288      $         --
                                                                                       ============      ============

Supplemental schedule of noncash investing and financing activities:

    Common stock warrants issued in exchange for customer contract asset               $         --      $    238,000
                                                                                       ============      ============

    Acquisition of equipment under capital leases                                      $         --      $     79,144
                                                                                       ============      ============

           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.

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

       THISCO was formed in September 1988 as a Delaware corporation. The Company's THISCO service provides an electronic interface from hotel central reservation systems to travel agencies through Global Distribution Systems (GDSs), which are electronic travel information and reservation systems such as SABRE.

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

       TravelWeb was formed in October 1995 as a Delaware corporation. The Company's TravelWeb service provides individual travelers direct access to online hotel information and the ability to make reservations electronically at hotel properties. In addition, through its NetBooker service, the Company offers TravelWeb's comprehensive hotel database and Internet hotel reservation capabilities to third party web sites.

       Pegasus IQ was formed in November 1997 as a Delaware corporation. Pegasus IQ is expected to provide a wide array of hotel industry data, research and reporting services for benchmark analysis and strategic planning purposes.

       In August 1998, the Company acquired Driving Revenue LLC (Driving Revenue), a hotel database marketing and consulting firm.

       The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 1997 and the notes thereto, which have been filed with the Securities and Exchange Commission on Form 10-K as of and for the year ended December 31, 1997. The foregoing unaudited consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.     SECONDARY PUBLIC OFFERING

       The Company completed a secondary offering (Secondary) in February 1998. The Company's Registration Statement on Form S-1 with respect to the Secondary was declared effective on February 11, 1998. The Company sold 280,321 shares of common stock at a price of $17.50 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated offering expenses, were approximately $4.2 million. Selling stockholders also sold 2,134,679 shares at a price of $17.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

3.     ACQUISITION

       In August 1998, the Company acquired all of the equity interest in Driving Revenue for $6 million plus estimated expenses of less than $100,000 (Acquisition). Driving Revenue is a hotel database marketing and consulting firm based in Rockville, MD.

       The Acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Driving Revenue for all periods subsequent to the Acquisition date are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of Acquisition. The approximate fair value of assets acquired and liabilities assumed at the date of acquisition, after giving effect to the write off of certain purchased research and development, is summarized as follows:

         Current assets (including approximately $2,000 cash) .... $   176,000
         Software ................................................ $   344,000
         Property and equipment .................................. $    42,000
         Goodwill ................................................ $ 3,053,000
         Current liabilities ..................................... $   338,000

       Approximately $2,724,000,based on a valuation performed by a third party, was allocated to in-process research and development projects that at the time of the Acquisition had not reached technological feasibility and had no probable alternative future use. Such amount of in-process research and development was charged to expense at the date of acquisition. The balance of the purchase price paid, approximately $3,053,000 was recorded as the excess of cost over the fair value of net assets acquired (goodwill) and is being amortized on a straight-line basis over a 10 year period ending August 2008.

4.     EARNINGS PER SHARE

       The following table sets forth the basic and diluted net income (loss) per share (EPS) computation for the three and nine months ended September 30, 1998 and 1997:

                                                                    Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                 --------------------------   --------------------------
                                                                    1998           1997          1998            1997
                                                                 -----------    -----------   -----------     ----------
Net income (loss)                                                 ($471,858)    $   411,622   $ 1,825,114       ($69,464)
                                                                 -----------    -----------   -----------     ----------
Basic:
   Weighted average number of shares outstanding                  10,508,023      8,173,482    10,441,834      6,196,251
                                                                 -----------    -----------   -----------     ----------

  Net income (loss) per share                                         ($0.04)   $      0.05   $      0.17         ($0.01)
                                                                 -----------    -----------   -----------     ----------
Diluted:
   Weighted average number of shares outstanding                  10,508,023      8,173,482    10,441,834      6,196,251
                                                                 -----------    -----------   -----------     ----------

   Additional weighted average shares from assumed
      exercise of dilutive stock options and warrants, net
      of shares to be repurchased with exercise proceeds                  --      1,206,019       726,271             --
                                                                 -----------    -----------   -----------     ----------
   Weighted average number of shares outstanding used
       in the diluted net income (loss) per share calculation     10,508,023      9,379,501    11,168,105      6,196,251
                                                                 -----------    -----------   -----------     ----------

   Net income (loss) per share                                        ($0.04)   $      0.04   $      0.16        ($0.01)
                                                                 -----------    -----------   -----------     ----------

           Outstanding options and warrants with strike prices below the average fair market value of the Company's common stock for the three months ended September 30, 1997 and the nine months ended September 30, 1998, were included in the diluted EPS calculations for those periods. Options for 54,000 shares of the Company's common stock at strike prices from $19.44 to $22.74 were excluded from the diluted EPS calculation for the nine months ended September 30, 1998 because they were antidilutive. The excluded options expire from December 2005 to December 2006.

       Options to purchase 1,236,266 shares of common stock and warrants to purchase 345,723 shares of common stock granted from 1996 through September 30, 1998 were excluded from the diluted EPS calculation for the three months ended September 30, 1998. The strike prices of these options ranged from $2.01 to $22.74 with expirations from December 2005 through December 2006. The strike price of these warrants was $7.20 with an expiration of May 1999.

       Options to purchase 1,084,070 shares of common stock and warrants to purchase 345,723 shares of common stock granted from 1996 through September 30, 1997 were excluded from the diluted EPS calculation for the nine months ended September 30, 1997. The strike prices of these options ranged from $2.01 to $15.30 with expirations from December 2005 through December 2006. The strike price of these warrants was $7.20 with an expiration of May 1999.

5.     OTHER INVESTMENTS

       An equity investment in Customer Analytics, Inc. of $500,000 for the purchase of 250,000 preferred shares was completed in June 1998. Customer Analytics, Inc. is a new database marketing applications and solutions provider specializing in the area of customer relationship marketing. The investment will be accounted for on the lower of cost or fair value.

       In September 1998, the Company completed an equity investment in Intermezzo Systems, Inc. The Company purchased 225,225 shares of Series B Convertible Preferred Stock for $1,000,000. Intermezzo Systems, Inc. is a developer of hotel reservation and property management systems and software. The investment will be accounted for on the lower of cost or fair value.

6.     STOCKHOLDERS' EQUITY

       In May 1998, the stockholders approved an amendment to the Company's Second Amended and restated Certificate of Incorporation that decreased the number of authorized shares of common stock, $.01 par value per share, of the Company from 100 million to 50 million. The financial statements have been retroactively adjusted to reflect the reduction in authorized shares. The stockholders also approved amendments to the Company's 1997 Stock Option Plan that increased the number of shares of Common Stock reserved for issuance under the Plan and that provided for grants of options to the Company's non-employee directors; and the stockholders approved the adoption of the 1997 Employee Stock Purchase Plan.

       In September 1998, the Board of Directors authorized the repurchase of shares of the Company's common stock from time to time in the aggregate amount of up to $6 million. No shares have been acquired as of September 30, 1998.

       Also, in September 1998, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Preferred Stock for each share of the Company's common stock held, at a price of $90.00. The rights will be exercisable only if a person or group of affiliated or associated persons acquires, or has announced the intent to acquire, 20% or more of the Company's common stock.

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board No. 15, "Earnings per Share" (APB 15), and makes them comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods. Accordingly, EPS data for all periods presented has been restated to reflect the computation of EPS in accordance with the provisions of FAS 128.

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

       On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs related to internal use software that are incurred in the preliminary project stage should be expensed as services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 in its financial statements for the year ending December 31, 1999. The Company does not believe the adoption of SOP 98-1 will have a material effect on the Company's results of operations or financial condition.

       On June 15, 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) was issued. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that, since it does not currently use derivative instruments, the adoption of FAS 133 will have no effect on the Company's results of operations or its financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net revenues. The Company's revenues for the three months ended September 30, 1998 increased to $7.8 million from $ 5.8 million for the three months ended September 30, 1997, an increase of 35.0%. This increase in revenues was primarily driven by higher transaction levels for the Company's Electronic Reservations and Payment and Data Systems services.

Revenues contributed by the Electronic Reservations service increased by 24.4% in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's site on the Internet (www.travelweb.com) as well as reservations made by other sites that use the Company's NetBooker service. In addition, more hotel companies paid fees to be listed in the Company's hotel database. Net reservations made through the Company's THISCO service increased by 28.8%, but this increase was substantially offset by a reduction in the average fee per reservation paid by hotel companies to the Company. As a result, net revenues from the THISCO service for the three months ended September 30, 1998 increased to $2.4 million from $2.3 million, an increase of 3.0%

Revenues contributed by Payment and Data Systems increased by 44.1% as a result of an increase in the value of transactions processed through the Company's HCC service as well as the acquisition of Driving Revenue. Hotel commission transactions processed during the three months ended September 30, 1998 increased by 20.8% as compared to the three months ended September 30, 1997, due in part to the addition of hotel properties and travel agencies participating in the HCC service. The value of commissions paid by the Company increased by 30.5% in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 because of an increase in the number of hotel commission transactions processed by the Company combined with an increase in the average value of the commission processed, due to rising overall hotel average daily rates and a higher proportion of the Company's transactions generated by full-service and luxury hotel chains.

         Cost of services. Cost of services increased by $403,000, or 19.1%, to $2.5 million in the three months ended September 30, 1998 from $2.1 million in the three months ended September 30, 1997. Cost of services increased due to additional staffing, higher rates of pay for technology personnel and the increased number of transactions processed through the HCC service.

         Research and development. Research and development expenses increased $155,000, or 26.5%, to $741,000 in the three months ended September 30, 1998 from $586,000 in the three months ended September 30, 1997. This increase was primarily due to an increased level of expenditures related to Pegasus IQ, a data warehousing and data mining service focused on the hospitality industry.

         Write-off of purchased in-process research and development. The Company incurred a charge of $2.7 million attributable to the write-off of purchased in-process research and development related to the Company's acquisition of Driving Revenue in August 1998.

         General and administrative expenses. General and administrative expenses increased $170,000, or 18.0%, to $1.1 million in the three months ended September 30, 1998 from $940,000 in the three months ended September 30, 1997. This increase was primarily driven by higher legal, accounting, insurance, printing and reporting costs associated with operating as a public company.

         Marketing and promotion expenses. Marketing and promotion expenses increased $122,000, or 11.4%, to $1.2 million in the three months ended September 30, 1998 from $1.1 million in the three months ended September 30, 1997. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and amortization of new customer contract incentives.

         Depreciation and amortization. Depreciation and amortization expenses decreased $297,000, or 34.5%, to $566,000 in the three months ended September 30, 1998 from $863,000 in the three months ended September 30, 1997. This decrease was primarily due to the completion of the amortization of capitalized software related to the Company's acquisition of 83.3% of the outstanding capital stock of HCC in 1995.

         Interest income. During the three months ended September 30, 1998, the Company realized $632,000 in interest income as a result of short-term investments of operating cash balances.

         Interest expense. Interest expense decreased $95,000, or 73.9%, to $34,000 in the three months ended September 30, 1998 from $128,000 in the three months ended September 30, 1997. The expense reflects payments made under capital equipment leases. The Company repaid all of its promissory notes payable to certain stockholders of the Company on August 15, 1997 using a portion of the proceeds from its Initial Public Offering of common stock on August 6, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net revenues. The Company's revenues for the nine months ended September 30, 1998 increased to $20.8 million from $15.2 million for the nine months ended September 30, 1997, an increase of 36.2%. This increase in revenues was primarily driven by higher transaction levels for the Company's Electronic Reservations and Payment and Data Systems services.

Revenues contributed by the Electronic Reservations service increased by 20.5% in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from an increase in the number of hotel reservations made through the Company's site on the Internet (www.travelweb.com) as well as reservations made by other sites that use the Company's NetBooker service. In addition, more hotel companies paid fees to be listed in the Company's hotel database. Net reservations made through the Company's THISCO service increased by 21.7%, but this increase was offset by a reduction in the average fee per reservation paid by hotel companies to the Company. As a result, net revenues from the THISCO service for the nine months ended September 30, 1998 remained consistent with the prior year same period at $6.6 million.

Payment and Data Systems revenues increased by 36.2% as a result of a 40.2% increase in hotel commission transactions processed during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, due in part to the addition of hotel properties and travel agencies participating in the HCC service. The value of commissions paid by the Company increased by 56.7% in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 because of an increase in the number of hotel commission transactions processed by the Company combined with an increase in the average value of the commission processed, due to rising overall hotel average daily rates and a higher proportion of the Company's transactions generated by full-service and luxury hotel chains. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received by the Company from participating travel agencies for consolidating and remitting hotel commission payments.

         Cost of services. Cost of services increased by $1.6 million, or 29.6%, to $7.1 million in the nine months ended September 30, 1998 from $5.5 million in the nine months ended September 30, 1997. Cost of services increased due to additional staffing, higher rates of pay for technology personnel and the increased number of transactions processed through the HCC service.

         Research and development. Research and development expenses increased $149,000, or 8.2%, to $2.0 million in the nine months ended September 30, 1998 from $1.8 million in the nine months ended September 30, 1997. This increase was primarily due to a higher level of expenditures relating to the development of the Company's new data warehousing and data mining service.

         Write-off of purchased in-process research and development. The Company incurred a charge of $2.7 million attributable to the write-off of purchased in-process research and development related to the Company's acquisition of Driving Revenue in August 1998.

         General and administrative expenses. General and administrative expenses increased $591,000, or 22.6%, to $3.2 million in the nine months ended September 30, 1998 from $2.6 million in the nine months ended September 30, 1997. This increase was primarily driven by higher legal, accounting, insurance, printing and reporting costs associated with operating as a public company.

         Marketing and promotion expenses. Marketing and promotion expenses increased $624,000, or 20.9%, to $3.6 million in the nine months ended September 30, 1998 from $3.0 million in the nine months ended September 30, 1997. Marketing and promotion expenses grew primarily due to the addition of Sales and Marketing staff, the promotion of the TravelWeb service and amortization of new customer contract incentives.

         Depreciation and amortization. Depreciation and amortization expenses decreased $209,000, or 9.1%, to $2.1 million in the nine months ended September 30, 1998 from $2.3 million in the nine months ended September 30, 1997. This decrease was primarily due to the completion of the amortization of capitalized software related to the Company's acquisition of 83.3% of the outstanding capital stock of HCC in 1995, partially offset by the amortization of software purchased from Wetherly International in December 1997.

         Interest income. During the nine months ended September 30, 1998, the Company realized $1.9 million in interest income as a result of short-term investments of operating cash balances.

         Interest expense. Interest expense decreased $422,000, or 77.6%, to $122,000 in the nine months ended September 30, 1998 from $544,000 in the nine months ended September 30, 1997. The expense reflects payments made under capital equipment leases. The Company repaid all of its promissory notes payable to certain stockholders of the Company on August 15, 1997 using a portion of the proceeds from its Initial Public Offering of common stock on August 6, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.6 million for the nine months ended September 30, 1998 compared to net cash provided of $1.4 million in the nine months ended September 30, 1997.

Net cash used in investing activities for the purchase of software, furniture and equipment amounted to $1.3 million in the nine months ended September 30, 1998 compared to $819,000 in the nine months ended September 30, 1997. In addition, in the nine months ended September 30, 1997 the Company acquired equipment under capital leases with a principal value of $79,000.

In August 1998, the Company acquired all the equity interest in Driving Revenue for $6 million plus estimated expenses of less than $100,000. Driving Revenue is a hotel database marketing and consulting firm based in Rockville, MD.

The Company also purchased minority interests in two start-up ventures. The Company purchased for $500,000 a minority interest in Customer Analytics, Inc., a new venture aimed at providing services to companies in the fields of data warehousing and data mining. The Company purchased for $1.0 million a minority interest in Intermezzo, Inc., a developer of hotel reservation and property management systems and software.

The Company's principal sources of liquidity at September 30,1998 included cash and cash equivalents of $27.8 million, short-term investments of $12.2 million and restricted cash of $2.0 million which represents funds for travel agency commission checks that have not cleared HCC's processing bank and are returned to HCC. Any of such restricted cash amounts which are not remitted to travel agents will be escheated to the appropriate state, as required.

The Company believes that its existing cash and liquidity position, combined with expected operating cash flows, is sufficient to fund operating needs for the foreseeable future.

YEAR 2000 COMPLIANCE.

The Year 2000 computer issue is primarily the result of Information Technology
(IT) or non-IT systems and programs with date sensitive devices, such as embedded chips or code using a two digit format, as opposed to four digits, to indicate the year. Such systems and programs may be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other errors, with the resultant disruption in the operation of such systems.

State of Readiness

Beginning in July 1997, the Company established internally staffed project teams to address Year 2000 issues related to the Company's services to its customers as well as any IT and non-IT internal systems supporting the Company's operations.

The Company is currently in the process of testing and upgrading, if necessary, its systems and processes to comply with the requirements of the Year 2000 date transition. Company personnel are researching internal IT and non-IT hardware, software and data issues related to dates and date range processing and each product line is undergoing extensive internal and external testing. Any non-compliant hardware or software discovered during testing will be upgraded or replaced. This process includes contacting material third party suppliers and customers to assess their Year 2000 readiness. The following is a table showing the Company's state of Year 2000 readiness based on management's assessment:

                               STATE OF READINESS
                            AS OF SEPTEMBER 30, 1998

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

         Phase                            Percent          Estimated
         -----                            Complete         Completion Date
                                          --------         ---------------
Awareness                                    100%             Complete
Assessment of changes required                90%             4Q 98
Remediation or replacement                    90%             2Q 99
Testing                                       75%             2Q 99
Contingency Planning                          25%             2Q 99

                 SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS

         Phase                            Percent          Estimated
         -----                            Complete         Completion Date
                                          --------         ---------------
Awareness                                   100%              Complete
Assessment questionnaires                   100%              Complete
Detail assessment review with 3rd  party     25%              2Q 99
providers
Contract review                              50%              2Q 99
Contingency planning                         25%              2Q 99
Testing as applicable                        25%              2Q 99



Costs

During the nine months ended September 30, 1998 and the year ended 1997, the Company expensed approximately $194,000 and $108,000, respectively, in labor costs associated with its Year 2000 efforts. The Company anticipates incurring additional labor costs of approximately $50,000 in the fourth quarter of 1998. The Company anticipates incurring additional labor costs at levels comparable to those incurred in 1997 in the year ending December 31, 1999. In October 1998, the Company capitalized $48,000 related to computer equipment purchased. This computer equipment was purchased to address the Year 2000 issue and upon the completion of Year 2000 testing it is anticipated that such equipment will be redeployed to support the growth of the current systems. The Company does not anticipate incurring a material amount of additional costs related to the purchase of IT or non-IT systems hardware for the purpose of addressing the Year 2000 issue. It is expected that all funds for these matters are being generated from operations.

To date, no IT development projects have been delayed due to Year 2000 remediation efforts at the Company.

Risks/Contingency Plans

Even though the Company is undertaking efforts to ensure that all its systems and programs are Year 2000 compliant, the Company has no control over services, functions and data provided by third party vendors and others which may result in the inability to provide services. The Company has contacted and is working with its material customers and vendors to verify their Year 2000 compliance. The Company has requested end-to-end testing with those systems that interface with the Company's systems. However, the Company has no control over third parties and if they will be Year 2000 compliant. To date the Company has received responses from substantially all of its material third parties. The extent to which third party customers and vendors do not become Year 2000 compliant on a timely basis may have a material adverse effect on the Company's cash flow and results of operations.

The Company derives nearly all of its revenues from processing electronic reservations or consolidating hotel commissions electronically. The inability or limitation of its ability to process electronic hotel reservations or consolidate hotel commissions as a result of Year 2000 problems would have a material impact on the Company's revenues and cash flow. Due to the electronic medium used by the Company to conduct the majority of its business, any interruption or outage of telecommunications, electricity or other basic utility services may also adversely impact the Company's ability to do business. As discussed above, efforts have begun to evaluate the readiness of these critical suppliers.

The Company services the travel industry and is dependent on the continued health of the industry. Any general disruption of travel due to Year 2000 issues that adversely affects other travel vendors such as airlines, hotels and travel agency systems would have a material adverse effect on the Company's cash flows and results of operations.

The Company is in the early phase of developing contingency plans and determining the extent of such plans.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - The Securities and
                  Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering (IPO) of the Company's Common Stock. The Company raised proceeds, net of offering expenses, of $40.5 million from the IPO. Approximately, $5.2 million of these proceeds were used to repay notes payable to stockholders and repay certain lease obligations. $400,000 was used to acquire the software assets of a third-party company. $1,500,000 was used to acquire minority interests in a database management consulting company and a company which provides software services to the hospitality industry. The Company also paid $6,000,000 to acquire a hotel database marketing and consulting company. The remainder of these proceeds has been placed in short-term marketable securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable

ITEM 5.   OTHER INFORMATION  - Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               EXHIBIT 10.1 - Citibank Global Payments Service Agreement dated July 24, 1998 between the Hotel Clearing Corporation and Citibank, N.A.

               EXHIBIT 27 - FINANCIAL DATA SCHEDULE

         (b)   REPORTS ON FORM 8-K - Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PEGASUS SYSTEMS, INC.




         November 13, 1998                            /s/ John F. Davis, III
                                                      ----------------------

                                                         John F. Davis, III,
                                                         President and Chief
                                                           Executive Officer





         November 13, 1998                              /s/ Jerome L. Galant
                                                        --------------------

                                                            Jerome L. Galant
                                                     Chief Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX


    Exhibit
    Number           Description of Exhibits
    -------          -----------------------
      10.1  -   Citibank Global Payments Service Agreement dated July 24, 1998 between the Hotel Clearing Corporation and Citibank, N.A.

      27    -   Financial Data Schedule