Form 10-Q/A
period 1998-09-30
PEGASUS SYSTEMS INC
filed 1999-03-08
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q/A

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

   In light of recent comments by the Chairman of the Securities and Exchange Commission (SEC) expressing concern over the nature and appropriateness of valuation methodologies utilized by professionals in valuing in-process research and development and the issuance of more specific guidance with respect thereto by the Staff of the SEC, Pegasus Systems, Inc. (the Company) has amended its Form 10-Q for the quarter ended September 30, 1998. The Company believes that its original accounting treatment for the acquisition of Driving Revenue LLP in August 1998 was in accordance with generally accepted accounting principles. However, the Company has adjusted the allocation of the purchase price related to this acquisition to conform to the SEC's valuation methodology.



                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q/A

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



PART II.  OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K..................................................18


SIGNATURES...........................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                       ------------------   -----------------
                                                                           (restated)
ASSETS

Cash and cash equivalents                                                 $ 27,758,691        $ 30,166,793
Restricted cash                                                              2,026,791           1,286,032
Short-term investments                                                      12,151,632           9,380,050
Accounts receivable, net of allowance for doubtful
      accounts of $67,666 and $77,860, respectively                          3,856,184           1,972,135
Other current assets                                                         1,041,836           1,232,874
                                                                          ------------        ------------

      Total current assets                                                  46,835,134          44,037,884

Capitalized software, net                                                      911,260           1,183,453
Property and equipment, net                                                  2,667,084           2,712,091
Goodwill, net of accumulated amortization of
      $448,341 and $303,815, respectively                                    5,712,459           1,560,900
Other noncurrent assets                                                      2,270,642             428,981
                                                                          ------------        ------------
           Total assets                                                   $ 58,396,579        $ 49,923,309
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $  5,113,216        $  4,115,037
Unearned income                                                                848,615             477,688
Current portion of capital lease obligations                                   740,209           1,048,179
                                                                          ------------        ------------
      Total current liabilities                                              6,702,040           5,640,904

Capital lease obligations, net of current portion                              118,853             661,049
Other noncurrent liabilities                                                   151,278             143,612
Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding,                                        --                  --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         10,626,277 and 10,297,529 shares issued, respectively                 106,263             102,975
      Additional paid-in capital                                            62,776,200          58,120,337
      Unearned compensation                                                   (519,663)           (738,533)
      Accumulated deficit                                                  (10,912,054)        (13,980,697)
      Less treasury stock (116,484 shares, at cost)                            (26,338)            (26,338)
                                                                          ------------        ------------
           Total stockholders' equity                                       51,424,408          43,477,744
                                                                          ------------        ------------
           Total liabilities and stockholders' equity                     $ 58,396,579        $ 49,923,309
                                                                          ============        ============



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            ------------------------------      ------------------------------
                                                1998              1997              1998              1997
                                            ------------      ------------      ------------      ------------
                                             (restated)                          (restated)
Net revenues                                $  7,802,819      $  5,778,146      $ 20,751,479      $ 15,235,966

Cost of services                               2,516,873         2,113,973         7,091,049         5,471,125
Research and development                         741,272           585,834         1,966,738         1,818,074
Write-off of purchased in-process R & D        1,480,085                --         1,480,085                --
General and administrative expenses            1,109,292           939,779         3,202,457         2,611,564
Marketing and promotion expenses               1,190,380         1,068,263         3,610,230         2,986,413
Depreciation and amortization                    565,573           862,784         2,081,309         2,290,768
                                            ------------      ------------      ------------      ------------
Operating income (loss)                          199,344           207,513         1,319,611            58,022
Other income (expense):
      Interest income                            632,136           342,507         1,929,184           442,346
      Interest expense                           (33,561)         (128,398)         (122,000)         (543,832)
                                            ------------      ------------      ------------      ------------
Income (loss) before income taxes                797,919           421,622         3,126,795           (43,464)
Income taxes                                      26,248            10,000            58,152            26,000
                                            ------------      ------------      ------------      ------------
Net income (loss)                           $    771,671      $    411,622      $  3,068,643      $    (69,464)
                                            ============      ============      ============      ============
Net income (loss) per share:
      Basic                                 $       0.07      $       0.05      $       0.29      $      (0.01)
                                            ============      ============      ============      ============

      Diluted                               $       0.07      $       0.04      $       0.27      $      (0.01)
                                            ============      ============      ============      ============

Weighted average shares outstanding:
      Basic                                   10,508,023         8,173,482        10,441,834         6,196,251
                                            ============      ============      ============      ============

      Diluted                                 11,195,206         9,379,501        11,168,105         6,196,251
                                            ============      ============      ============      ============


           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                           1998             1997
                                                                                       ------------      ------------
                                                                                        (restated)
Cash flows from operating activities:
    Net income (loss)                                                                  $  3,068,643      $    (69,464)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
        Accrued interest reclassified to notes payable                                           --            58,049
        Windfall tax benefit from employee exercise of non-qualified stock options          281,692                --
        Depreciation and amortization                                                     2,081,309         2,290,768
        Write-off of purchased in-process R & D                                           1,480,085                --
        Recognition of stock option compensation                                            203,942           122,342
        Amortization of premiums on short-term investments                                   17,816                --
        Net loss on sale of property and equipment                                            4,821                --
        Changes in assets and liabilities:
           Restricted cash                                                                 (740,759)         (531,471)
           Accounts receivable                                                           (1,735,014)       (1,238,358)
           Other current and noncurrent assets                                             (125,524)         (662,300)
           Accounts payable and accrued liabilities                                         845,233         1,143,030
           Unearned income                                                                  176,108           254,156
           Other noncurrent liabilities                                                      17,928            17,928
                                                                                       ------------      ------------
              Net cash provided by operating activities                                   5,576,280         1,384,680
                                                                                       ------------      ------------
Cash flows from investing activities:
    Purchase of software, property and equipment                                         (1,268,726)         (818,661)
    Purchase of marketable securities                                                   (22,553,383)       (1,476,691)
    Proceeds from maturity of marketable securities                                      19,763,985         4,181,767
    Purchase of Driving Revenue LLC                                                      (5,998,366)               --
    Purchase of minority interests                                                       (1,500,000)               --
    Proceeds from sale of property and equipment                                             29,887                --
                                                                                       ------------      ------------
           Net cash provided by (used in) investing activities                          (11,526,603)        1,886,415
                                                                                       ------------      ------------
Cash flows from financing activities:
    Net proceeds from issuance of stock                                                   4,392,387        40,493,500
    Repayment of notes payable to affiliates                                                     --        (5,447,134)
    Repayment of capital leases                                                            (850,166)         (895,034)
    Proceeds from capital leases                                                                 --             3,913
                                                                                       ------------      ------------
        Net cash provided by financing activities                                         3,542,221        34,155,245
                                                                                       ------------      ------------
Net increase (decrease) in cash and cash equivalents                                     (2,408,102)       37,426,340
Cash and cash equivalents, beginning of period                                           30,166,793         1,796,311
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $ 27,758,691      $ 39,222,651
                                                                                       ============      ============
Supplemental disclosure of cash flow information:

    Interest paid                                                                      $    124,257      $    537,379
                                                                                       ============      ============

    Income taxes paid                                                                  $    191,288      $         --
                                                                                       ============      ============

Supplemental schedule of noncash investing and financing activities:

    Common stock warrants issued in exchange for customer contract asset               $         --      $    238,000
                                                                                       ============      ============

    Acquisition of equipment under capital leases                                      $         --      $     79,144
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

         Current assets (including approximately $2,000 cash) .... $   176,000
         Software ................................................ $   344,000
         Property and equipment .................................. $    42,000
         Goodwill, as restated ................................... $ 4,296,000
         Current liabilities ..................................... $   338,000

       As a result of recent SEC guidance issued with respect to the valuation of purchased in-process research and development, the Company has adjusted the allocation of the purchase price originally reported. Factors considered in determining the amount of the purchase price allocation to in-process research and development include the estimated stage of development for each project at the acquisition date, the projected cash flows from the expected revenues to be generated from each project and discounting the net cash flows. Based on a valuation performed by a third party, approximately $1,480,000, as restated, was allocated to in-process research and development projects that at the time of the Acquisition had not reached technological feasibility and had no probable alternative future use. Such amount of in-process research and development was charged to expense at the date of acquisition. The balance of the purchase price paid, approximately $4,296,000, as restated, was recorded as the excess of cost over the fair value of net assets acquired (goodwill) and is being amortized on a straight-line basis over a 10 year period ending August 2008.

4.     EARNINGS PER SHARE

       The following table sets forth the basic and diluted net income (loss) per share (EPS) computation for the three and nine months ended September 30, 1998 and 1997:

                                                                    Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                 --------------------------   --------------------------
                                                                    1998           1997          1998            1997
                                                                 -----------    -----------   -----------     ----------
                                                                  (restated)                   (restated)
Net income (loss)                                                   $771,671    $   411,622   $ 3,068,643       ($69,464)
                                                                 -----------    -----------   -----------     ----------
Basic:
   Weighted average number of shares outstanding                  10,508,023      8,173,482    10,441,834      6,196,251
                                                                 -----------    -----------   -----------     ----------

  Net income (loss) per share                                          $0.07    $      0.05   $      0.29         ($0.01)
                                                                 -----------    -----------   -----------     ----------
Diluted:
   Weighted average number of shares outstanding                  10,508,023      8,173,482    10,441,834      6,196,251
                                                                 -----------    -----------   -----------     ----------

   Additional weighted average shares from assumed
      exercise of dilutive stock options and warrants, net
      of shares to be repurchased with exercise proceeds             687,183      1,206,019       726,271             --
                                                                 -----------    -----------   -----------     ----------
   Weighted average number of shares outstanding used
       in the diluted net income (loss) per share calculation     11,195,206      9,379,501    11,168,105      6,196,251
                                                                 -----------    -----------   -----------     ----------

   Net income (loss) per share                                         $0.07    $      0.04   $      0.27        ($0.01)
                                                                 -----------    -----------   -----------     ----------

       Outstanding options and warrants with strike prices below the average fair market value of the Company's common stock for the three months ended September 30, 1997 and the nine months ended September 30, 1998, were included in the diluted EPS calculations for those periods. Options for 54,000 shares of the Company's common stock at strike prices from $19.44 to $22.74 were excluded from the diluted EPS calculation for the three and nine months ended September 30, 1998 because they were antidilutive. The excluded options expire from December 2005 to December 2006.

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

         Write-off of purchased in-process research and development. The Company incurred a charge of $1.5 million, as restated, attributable to the write-off of purchased in-process research and development related to the Company's acquisition of Driving Revenue in August 1998.

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

         Write-off of purchased in-process research and development. The Company incurred a charge of $1.5 million, as restated, attributable to the write-off of purchased in-process research and development related to the Company's acquisition of Driving Revenue in August 1998.

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

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               EXHIBIT 27 - FINANCIAL DATA SCHEDULE

         (b)   REPORTS ON FORM 8-K - Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PEGASUS SYSTEMS, INC.




         March 4, 1999                                /s/ John F. Davis, III
                                                      ----------------------

                                                         John F. Davis, III,
                                                         President and Chief
                                                           Executive Officer





         March 4, 1999                                  /s/ Jerome L. Galant
                                                        --------------------

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