Form 10-K
period 1998-12-31
PEGASUS SYSTEMS INC
filed 1999-03-31
CIK 1040261

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       -----------------------------------------------------------------

(MARK ONE)                     FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.01 per share
                  Rights to Purchase Series A Preferred Stock
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on March 15, 1999 of voting stock held by non-affiliates of the registrant was $454,626,984.

                               -----------------

         The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 15, 1999 was 10,606,160.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Selected portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into
Part II of this Form 10-K.

2. Selected portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.   BUSINESS.

         Unless the context otherwise requires, the term "Company" or "Pegasus" when used in this report refers to Pegasus Systems, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including those listed herein under "Risk Factors".

GENERAL

         Pegasus is a provider of transaction processing services to the hotel industry worldwide. The Company's services are currently divided into three operating segments: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence. Pegasus Electronic Distribution improves the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. Pegasus Electronic Distribution includes what was historically referred to as THISCO's UltraSwitch service, and the Company's Internet-based services known as TravelWeb, NetBooker and UltraRes. Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports. Pegasus Commission Processing includes what historically was referred to as The Hotel Clearing Corporation or "HCC". In addition, Pegasus Business Intelligence began providing information services to hotel industry participants with transaction specific information on industry trends and guest behavior. The Company's services benefit many of the participants in the hotel room distribution process, including hotels, hotel representation firms, Global Distribution Systems ("GDSs"), travel agencies, convention and other large meeting organizers, corporate travel departments and Web sites with travel-related features. For the fiscal year ending December 31, 1998, approximately 42% of the Company's consolidated revenues was derived from Electronic Distribution services, approximately 55% of the Company's consolidated revenues was derived from Commission Processing services and approximately 3% of the Company's consolidated revenue was derived from Business Intelligence services.

         In August 1998, the Company supplemented its Business Intelligence services by acquiring all of the equity interest in Driving Revenue L.L.C., a hotel database marketing and consulting firm, for approximately $6 million. In addition, in June 1998 the Company purchased a minority interest in Customer Analytics, Inc., a new venture aimed at providing services to companies in the fields of data warehousing and data mining. The Company also purchased in September 1998 a minority interest in Intermezzo, Inc., a developer of hotel reservation and property management systems and software.

         The Company was incorporated in Delaware in 1995, and holds directly or indirectly all of the outstanding equity securities of (i) The Hotel Industry Switch Company ("THISCO"), a Delaware corporation formed in 1988 to operate the electronic distribution business ; (ii) The Hotel Clearing Corporation ("HCC"), a Delaware corporation formed in 1991 to operate the commission processing business; (iii) TravelWeb, Inc., a Delaware corporation formed in 1995 to operate the online electronic distribution business; (iv) Pegasus IQ, Inc., a Delaware corporation formed in 1997 to operate Pegasus Business Intelligence services and (v) Driving Revenue L.L.C., a Maryland limited liability company acquired in August 1998 that operates a hotel database and marketing business and constitutes part of Pegasus Business Intelligence.

SERVICES

PEGASUS ELECTRONIC DISTRIBUTION

GDS Interfaces.

         Pegasus Electronic Distribution provides an electronic hotel room reservation processing service that interfaces communications concerning hotel reservation information between all major GDSs and hotel central reservation systems. The interface, which is referred to as the "UltraSwitch", enables a hotel to connect to all major GDSs without having to build and maintain a separate interface for each GDS. Without the UltraSwitch interface or a similar service, hotel chains that desire their room inventory to be accessible to travel agencies electronically on a GDS must develop protocols and message formats compatible with each GDS, a process that entails significant time and expense. Alternatively, hotels may rely more heavily on less-automated means, such as traditional toll-free telephone reservation centers with higher processing costs. The UltraSwitch enables the processing of hotel room reservations and also transmits daily millions of electronic status messages, which are used to update room rates, features and availability on GDS databases. Many participating hotels also have chosen to utilize the Company's UltraSelect service, which provides travel agencies using GDSs with direct access through the UltraSwitch to a hotel's central reservation system bypassing the GDS databases to obtain the most complete and up-to-date hotel room information available.

Internet-based Electronic Distribution Services.

         TravelWeb. Located at www.travelweb.com, TravelWeb provides individual travelers direct access to online hotel information and the ability to make reservations electronically. Individual travelers traditionally obtain information or reserve a room by contacting a hotel directly by telephone or fax or indirectly through intermediaries, such as travel agencies, convention and other large meeting organizers and corporate travel departments. As a result, an individual traveler cannot easily obtain information from a wide range of hotel properties in a timely manner. TravelWeb provides travelers with detailed information regarding a wide array of hotel properties and, through its connection to the UltraSwitch interface, allows travelers to reserve a hotel room and receive a confirmation in seconds. In addition to hotel room reservations, the TravelWeb service offers airline booking through Microsoft's Expedia.com. Additionally, TravelWeb offers "The Resources Center", which provides information and links for a variety of travel-related services, such as weather, food, shopping, area attractions and business services, and "Click-It! Weekends"(R), a section offering special rates on hotels for each upcoming weekend.

         NetBooker. NetBooker is a service for the operators of third-party Web sites which combines the Company's hotel information database and the UltraSwitch interface capability to make hotel room reservations. To conduct Internet-based electronic commerce successfully, Web site operators must offer a content set which is sufficiently broad, accurate, up-to-date, graphically appealing and useful to attract buyers to the Web site. Typically, the development of such a content set is expensive and time consuming. Furthermore, in addition to providing individual travelers with access to useful and graphically appealing information, the operator of a Web site must offer individual travelers the capability to effect a transaction in order to generate a transaction fee. The Company's NetBooker service offers operators of Web sites an extensive and comprehensive set of hotel information and a simple and fast method of making a hotel room reservation online. The Company's NetBooker service utilizes advanced technology applications to customize the hotel database so that it appears to the user to be an integral part of the third-party Web site. In connection with this service, the operator of the third-party Web site establishes an interface to the Company's UltraSwitch, which enables users of the Web site to shop and query room availability, electronically make a reservation and receive a confirmation in seconds.

         UltraRes. The Company's UltraRes service automates the processing of hotel room reservations for conventions and large meetings. The manual process traditionally used to reserve hotel rooms for these events is information-intensive and inefficient and frequently leads to inaccurate and delayed information and overbooking or underbooking. With the Company's UltraRes service, convention and other large meeting organizers are able to transfer reservation requests to the UltraSwitch, which translates the information to electronically book a room in each hotel central reservation system. The UltraRes service eliminates the need to transfer rooming lists for manual entry at the hotel and allows hotels to deliver reservations and confirmations electronically in a fast and reliable manner.

         UltraDirect. The Company's UltraDirect service provides the corporate travel management industry with a direct real-time link to the Company's UltraSwitch through corporate intranet travel management software. With the UltraDirect service, corporate travelers are able to check availability and make hotel reservations within seconds at hotel chains or properties with which the traveler's employer has negotiated rates. The UltraDirect service enables corporate travel departments of companies to have access to the customized information negotiated with hotel chains and properties to facilitate hotel room reservations. Furthermore, this information can be fully integrated into other components of the intranet site and facilitate the creation of passenger name records and detailed profile information.

         The Company has not received a material amount of revenues for certain of these electronic hotel room reservation services to date, and there can be no assurance that such services will produce material revenues to the Company in the future. See "Risk Factors -- Impact of Technological Advances; Delays in Introduction of New Services."

PEGASUS COMMISSION PROCESSING

         Pegasus Commission Processing gathers commission payment information, processes that information and transmits to travel agencies one consolidated check in the travel agency's currency of choice, together with an information statement that enables the travel agency to reconcile its hotel commission activity. Typically, a hotel pays to the travel agency that made the hotel reservation a commission of approximately 10% of the room rate paid by a hotel guest. However, the payment process related to these commissions historically has been costly and inefficient, consisting of numerous checks in small amounts and little information regarding the basis from which the commission was calculated. Pegasus Commission Processing service streamlines the commission payment process and consolidates into a single payment the aggregate commission owed by a participating hotel to all participating travel agencies. Additionally, the service provides an incentive to travel agencies to make reservations at hotels participating in the service in countries other than their own because Pegasus Commission Processing disburses checks denominated in each travel agency's currency of choice. Furthermore, the monthly and quarterly marketing reports and statistics prepared for the hotel as part of the Company's service allow the hotel to identify and market more effectively to those travel agencies that provide the hotel with the majority of its guests. The hotel also benefits from the Customer Relations Center, which allows travel agency inquiries regarding commissions to be resolved by the Company rather than by the hotel itself.

PEGASUS BUSINESS INTELLIGENCE

         Pegasus Business Intelligence provides hotel database marketing and consulting and is being expanded to provide hotel information to a wide variety of audiences in the global hotel industry, from hotel chains to travel industry marketing groups to corporate travel departments. The service compiles data regarding hotel guests and their use of hotels and organizes that data into meaningful information. Pegasus Business Intelligence intends to provide industry trend reports and guest behavior data in an automated, timely format for hotels and hotel marketing companies. The service also is intended to provide benchmark information services that compare a hotel's daily room and occupancy rates with that of its competition. Furthermore, Pegasus Business Intelligence intends to provide data in an electronic format to individual travelers or corporate travel departments regarding a particular stay at a hotel, together with information provided by payment card companies, to facilitate automated expense reporting or to ensure travel policy adherence.

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

         A number of current trends are affecting the hotel industry. First, the hotel industry has been shifting from manual to electronic means of making hotel room reservations. As more hotels become electronically bookable, the Company expects that electronic hotel room reservations will grow substantially in the United States and internationally over the next several years. Second, a growing number of individual travelers are making hotel room reservations electronically on the Internet. Third, smaller hotel chains and independent hotels increasingly have affiliated with large hotel chains through a process known in the industry as "branding" or "reflagging." This global consolidation process produces economies of scale and increases the global penetration of larger hotel chains, many of whom are the Company's stockholders and customers. Fourth, hotel commissions are becoming increasingly important to travel agencies as a source of revenue. Travel agencies are looking to increase their revenue by making more hotel room reservations to offset the effects of increased competition among travel agencies, new competition from emerging travel service distribution channels and caps on commissions for airline reservations, which historically have been the leading revenue source for travel agencies.

COMPETITION

         The Company faces significant competition in connection with its electronic distribution service. The principal competitor of Pegasus Electronic Distribution is WizCom International, Ltd. ("WizCom"), which is a wholly owned indirect subsidiary of HFS Incorporated ("HFS"). Although HFS has continued its participation in Pegasus Commission Processing, HFS currently uses WizCom for its electronic hotel room reservation processing. There can be no assurance that any additional customers will not change their electronic reservation interface to WizCom or to another similar service. Also, hotels can choose to connect directly to one or more GDSs, thereby bypassing the UltraSwitch and eliminating the need to pay fees to the Company. In addition, one or more GDSs can choose to bypass the UltraSwitch and develop and operate a new common electronic interface to hotel central reservation systems. Such competitors or their affiliates may have greater financial and other resources than the Company. Factors affecting competitive success of the electronic hotel room reservation processing service include reliability, levels of fees, number of hotel properties on the system, ability to provide a neutral, comprehensive interface between hotels and other participants in the distribution of hotel rooms and ability to develop new technological solutions. There can be no assurance that another participant in the hotel room distribution process or a new competitor will not create services with features that would reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

         The market for the Company's TravelWeb, NetBooker and other Internet-based services is highly competitive. Current competition includes traditional telephone or travel agency reservation methods and other Internet travel reservation services. There are a large number of Internet travel-related services offered by the Company's competitors, and many of these competitors are larger and have significantly greater financial resources and name recognition than the Company. Several competitive Web sites such as Travelocity (a site operated by The SABRE Group Holdings, Inc.) and Expedia.com (a site operated by Microsoft Corporation) offer a more comprehensive range of travel services than those provided by the Company. The Company faces competition in the hotel room reservation business not only from its current competitors but also from possible new entrants including other Web sites. The costs of entry into the Internet hotel room reservation business is relatively low. There can be no assurance that the Company's Internet hotel room reservation services will compete successfully. The failure of these services to compete successfully could have a material adverse effect on the Company's financial condition and results of operations.

         The market for the Company's Commission Processing service is competitive. The Company's competitors in the Commission Processing business include National Processing Company ("NPC"), WizCom and Citicorp. NPC is a company that has traditionally provided car rental and cruise line commission processing services. Citicorp provides commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of the Company's Commission Processing service could decide to process commission payments without, or in competition with, the Company's Commission Processing service. Some of these current or potential competitors have substantially greater financial and other resources than the Company. Furthermore, while the Company has agreements with all of its hotel customers for the Company's Commission Processing service, most of the Company's travel agency customers are not obligated by any agreement with the Company. If a significant percentage of these travel agencies were to cease using the Company's Commission Processing service, the Company's financial condition and results of operations could be materially adversely affected.

         The Company faces significant competition in connection with its Business Intelligence service. The Company's principal competitor is Smith Travel Research ("Smith"). Smith currently provides information services to hotels. Accounting firms and other businesses do currently or may in the future provide information services similar to the Company's current or future service offerings. Such competitors or their affiliates may have existing customer relationships that create an impediment to the Company acquiring new customers. Such competitors may also have greater financial resources than the Company. There can be no assurance that current or future information service offerings of such competitors or new competitors will not reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

INTELLECTUAL PROPERTY

         The Company is continually developing new processing technology and enhancing existing proprietary technology. The Company has no patents. The Company primarily relies on a combination of copyright, trade secrets, confidentiality procedures and contractual provisions to protect its technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of the Company's proprietary technology. While any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's competitive position, the Company believes that protection of proprietary rights is less significant to the Company's business than the continued pursuit of its operating strategies and other factors, such as the Company's relationship with industry participants and the experience and abilities of its key personnel.

         The Company has registered "UltraSwitch," "TravelWeb," "UltraAccess," "HCC Hotel Clearing Corporation," "HCC Link," "HCC Cash", "UltraRes," "Click-It," "Pegasus" and "Chain Link" as United States federal trademarks, and an application to register "Powered by Pegasus" is pending with the United States Patent and Trademark Office. Trademark applications for "TravelWeb" and "Powered by Pegasus" also have been filed in Canada and Europe.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. As of February 26, 1999, the Company employed 83 people in its Information Technology Group and from time to time, supplements their efforts with the use of independent consultants and contractors. This group is comprised of information technology, services development, technical services and product support personnel. The Company's total research and development expense was $2.2 million, $2.5 million and $4.2 million for 1996, 1997 and 1998, respectively. The research and development expenses for 1998 included a $1.5 million write down for in process research and development.

EMPLOYEES

         At February 26, 1999, the Company had 137 employees, 132 of which were located in the United States, with 83 persons in the Information Technology Group, 22 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. The Company had 5 employees in England performing international sales activities. The Company has no unionized employees. The Company believes that its employee relations are satisfactory.

RISK FACTORS

         SUBSTANTIAL NET LOSSES. In years before fiscal 1997, the Company experienced substantial net losses. Pegasus Commission Processing and Pegasus Electronic Distribution services have accounted for the majority of the Company's revenues to date, and the Company expects no significant revenues in 1999 from many of its other services, which are relatively new in their respective markets. Any decrease in the revenues from Pegasus Commission Processing or Pegasus Electronic Distribution, or any increase in expenses related to any of the Company's services substantially above the amounts budgeted therefor, could have a material adverse effect on the Company's financial condition and results of operations. The Company anticipates that its budgeted operating expenses will increase in the foreseeable future as it continues to develop its services, increase its sales and marketing activities and expand its distribution channels. To continue its profitability, the Company must continue to successfully implement its business strategy and increase its revenues while controlling expenses. The Company can give no assurances regarding the successful completion of these measures.

         COMPETITION. Pegasus Electronic Distribution. The Company faces significant competition in connection with its electronic distribution service. The principal competitor of Pegasus Electronic Distribution is WizCom, which is a wholly owned indirect subsidiary of HFS. Although HFS has continued its participation in Pegasus Commission Processing, HFS currently uses Wizcom for its electronic hotel room reservation processing. There can be no assurance that any additional customers will not change their electronic reservation interface to WizCom or to another similar service. Also, hotels can choose to connect directly to one or more GDSs, thereby bypassing the UltraSwitch and eliminating the need to pay fees to the Company. Such competitors or their affiliates may have greater financial and other resources than the Company. Factors affecting the competitive success of an electronic hotel room reservation processing service include reliability, levels of fees, number of hotel properties on the system, ability to provide a neutral comprehensive interface between hotels and other participants in the distribution of hotel rooms and ability to develop new technological solutions. There can be no assurance that another participant in the hotel room distribution process or a new competitor will not create services with features that would reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

         The market for the Company's TravelWeb, NetBooker and other Internet services is highly competitive. Current competition includes traditional telephone or travel agency reservation methods and other Internet travel reservation services. There are a large number of Internet travel-related services offered by the Company's competitors, and many of these competitors are larger and have significantly greater financial resources and name recognition than the Company. Several competitive Web sites such as Travelocity (a site operated by The SABRE Group Holdings, Inc.) and Expedia (a site operated by Microsoft Corporation) offer a more comprehensive range of travel services than TravelWeb or NetBooker. The Company faces competition in the online hotel room reservation business not only from its current competitors but also from possible new entrants, including other Web sites. The costs of entry into the Internet hotel room reservation business are relatively low. There can be no assurance that the Company's Internet hotel room reservation services will compete successfully. The failure of these services to compete successfully could have a material adverse effect on the Company's financial condition and results of operations.

         Pegasus Commission Processing. The market for Pegasus Commission Processing is competitive. The Company's competitors in the commission processing business include NPC, WizCom and Citicorp. NPC is a company that has traditionally provided car rental and cruise line commission processing services. Citicorp provides commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of Pegasus Commission Processing can decide to process commission payments without, or in competition with, Pegasus Commission Processing. Some of these current or potential competitors have substantially greater financial and other resources than the Company. Furthermore, while the Company has agreements with all of its hotel customers for Pegasus Commission Processing, most of the Company's travel agency customers are not obligated by any agreement with the Company. If a significant percentage of these travel agencies were to cease using Pegasus Commission Processing, the Company's financial condition and results of operations could be materially adversely affected.

         Pegasus Business Intelligence. The Company faces significant competition in connection with its Business Intelligence service. The Company's principal competitor is Smith. Smith currently provides information services to hotels. Accounting firms and other businesses do currently or may in the future provide information services similar to the Company's current or future service offerings. Such competitors or their affiliates may have existing customer relationships that create an impediment to the Company acquiring new customers. Such competitors may also have greater financial resources than the Company. There can be no assurance that current or future information service offerings of such competitors or new competitors will not reduce the attractiveness of the Company's services. The Company's inability to compete effectively with respect to these services could have a material adverse effect on the Company's financial condition and results of operations.

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

         The hotel industry recently has witnessed a period of consolidation in which hotel chains have acquired or merged with other chains. Such activities may reduce the Company's customer base. Similar consolidation trends have occurred in the GDS industry. The GDS industry has consolidated to four major GDSs. If further consolidation were to take place, the value provided by the Company to participants in the hotel room distribution process and the benefits to hotel operators of utilizing the UltraSwitch would be reduced. The Company typically offers volume-based discounting of its fees, which could result in a higher percentage of discounted fees if the consolidation trends in the hotel and GDS industries continue. There can be no assurance that any potential decrease in the Company's customer base or any potential increase in the percentage of discounted fees will not have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON GROWTH OF INTERNET COMMERCE. The market for electronic hotel reservation services over the Internet is rapidly evolving and depends upon market acceptance of novel methods for distributing services and products, which involves a high degree of uncertainty. The success of the Company's TravelWeb, NetBooker and other Internet services will depend upon the adoption of the Internet by consumers as a widely used medium for commerce. The Internet may not prove to be a viable commercial marketplace for any number of reasons, including inadequate development of the necessary infrastructure or the lack of complementary services and products, such as high speed modems and high speed communication lines. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility and quality of service) remain unresolved and may negatively affect the growth or attractiveness of commerce conducted on the Internet. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure is not developed or if the Internet does not become a viable commercial marketplace, the Company's financial condition and results of operations could be materially adversely affected.

SYSTEM INTERRUPTION AND SECURITY RISKS. The Company's operations are dependent on its ability to protect its computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. A significant amount of the Company's computer equipment is located at a single site in Phoenix, Arizona. There can be no assurance that unanticipated problems will not cause a significant system outage or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by its customers or others. Any damage to the Company's databases, failure of communication links or security breach or other loss that causes interruptions in the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

IMPACT OF TECHNOLOGICAL ADVANCES; DELAYS IN INTRODUCTION OF NEW SERVICES. The Company's future success will depend, in part, on its ability to develop leading technologies, enhance its existing services, develop and introduce new services that address the increasingly sophisticated and varied needs of its current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. Although the Company strives to be a technological leader, there can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business or that the Company will be able to economically incorporate such advances into its business. In addition, keeping abreast of technological advances in the Company's business may require substantial expenditures and lead time. There can be no assurance that the Company will be successful in effectively using new technologies, adapting its services to emerging industry standards or developing, introducing and marketing service enhancements or new services, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner in response to changing market conditions or customer requirements, or if new services do not achieve market acceptance, the Company's financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY CUSTOMERS AND THIRD-PARTY SERVICE ARRANGEMENTS. The Company's business is dependent upon customer arrangements with its hotel stockholders or their affiliates, other hotel chains and hotel representation firms, travel agencies, travel agency consortia and GDSs. The Company has not entered into written agreements with certain travel agencies relating to Pegasus Commission Processing. There can be no assurance that the Company will be able to continue or renew these arrangements on equal or better terms or initiate new arrangements. Any cancellation or non-renewal of these arrangements that results in a significant reduction in the Company's customer base or revenue sources could materially adversely affect the Company's financial condition and results of operations. In addition, the Company relies on third parties to provide consolidation, remittance and worldwide currency exchange services for Pegasus Commission Processing and facility maintenance and disaster recovery services for computer and communications systems used in all of the Company's services. There can be no assurance that these service contracts will be successfully extended upon expiration or that the Company can enter into contracts with alternate service providers at the same or lower cost. Any failure by the Company to extend these contracts or to secure alternate service providers could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL. The Company believes that its success will continue to be dependent upon its ability to attract and retain skilled managers and other key personnel, including its President, John F. Davis, III, its Chief Operating Officer, Joseph W. Nicholson, and its other present officers. The loss of the services of any of its present officers could have a material adverse effect on the Company's financial condition and results of operations. Although the Company currently has "key-man" insurance covering Messrs. Davis and Nicholson, there can be no assurance that the amount of such insurance would be adequate to compensate for the loss of the services of the insured officers. The Company believes that its future business results will also depend in significant part upon its ability to identify, attract, motivate and retain additional highly skilled technical personnel. Competition for such personnel in the information technology industry is intense. There can be no assurance that the Company will be successful in identifying, attracting, motivating and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations.

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

RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE. The Company utilizes a significant number of computer software programs and operating systems in its internal operations. If these programs or systems are unable to appropriately interpret dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. The Company is currently evaluating its information technology ("IT") and non-IT Systems for year 2000 compliance. This evaluation includes reviewing what actions are required to make such systems year 2000 compliant as well as actions necessary to make the Company less vulnerable to year 2000 compliance problems associated with third parties' systems.

         Even though the Company has implemented a program designed to ensure that all software used in connection with the Company's services are year 2000 compliant, the Company may fail to identify all year 2000 problems or correct such problems in a timely manner. Since the Company derives nearly all of its revenues from processing electronic reservations or consolidating hotel commissions electronically, the inability or limitation of its ability to process electronic hotel reservations or consolidate hotel commissions as a result of year 2000 problems would have a material adverse impact on the Company's revenues and cash flow.

         The Company has no control over services, functions and data provided by third party vendors and others which may result in the inability for the Company to provide services. The Company has contacted and is working with its material customers and vendors to verify their degree of year 2000 compliance. However, the Company has no control over third parties and if they will be year 2000 compliant. The extent to which third party customers and vendors do not become year 2000 compliant on a timely basis may have a material adverse effect on the Company's cash flow and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company regularly evaluates acquisition opportunities and has made and may in the future make acquisitions of other companies or technologies. Acquisitions involve numerous risks, including difficulties in assimilating acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. In August 1998, the Company acquired all of the equity interest in Driving
Revenue L.L.C. Otherwise, the Company has little experience in assimilating acquired nonaffiliated organizations into the Company's operations. There can be no assurance as to the ability of the Company to integrate successfully any operations, personnel or services that might be acquired in the future, and a failure by the Company to do so could have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH MINORITY INVESTMENTS IN OTHER BUSINESSES. In June 1998, the Company purchased a minority interest in Customer Analytics, Inc. a new venture aimed at providing services to companies in the field of data warehousing and data mining. In September 1998, the Company also purchased a minority interest in Intermezzo, Inc., a developer of hotel reservation and property management systems and software. The Company has little or no control over the success of Customer Analytics, Inc. or Intermezzo, Inc., and there can be no assurance of the success of either of these investments. The failure of either of these companies could have a material adverse effect on the Company's financial condition and results of operations.

ANTI-TAKEOVER MATTERS. The Company's Third Amended and Restated Certificate of Incorporation ("Certificate") and Second Amended and Restated By-laws ("By-laws") contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of the Company. The Certificate and By-laws provide for a classified Board of Directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. The Certificate also authorizes only the Board of Directors to fill vacancies, including newly created directorships, and states that directors of the Company may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class. In addition, the Certificate grants the Board of Directors the authority to issue up to 2,000,000 shares of preferred stock, having such rights, preferences and privileges as designated by the Board. The issuance of preferred stock could, among other things, adversely affect the voting power or other rights of the holders of common stock and, under certain circumstances, make it more difficult for a third party to acquire, or discourage a third party from acquiring, control of the Company. Section 203 of the Delaware General Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.

         On September 28, 1998, the Board of Directors of the Company adopted a stockholder rights plan (the "Rights Plan") and declared a dividend distribution of one right (the "Right") for each outstanding share of the Company's common stock to stockholders of record at the close of business on October 13, 1998. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of the Company's Series A Preferred Stock for each share of the Company's common stock held, at a price of $90. The Rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20% or more of the Company's common stock. These Rights could make it more difficult for a third party to acquire, or discourage a third party from acquiring, control of the Company.

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

ITEM 2.  PROPERTIES.

         The Company's principal executive office is a leased facility with approximately 39,750 square feet of space in Dallas, Texas as of February 26, 1999. The Company leases this space under a lease agreement that expires December 2002. The Company also maintains an administrative and sales office in a leased facility with approximately 2,255 square feet of space near London, England. The lease agreement for the office in England expires in February 2006. Under an agreement with REZsolutions, Inc. certain of the equipment owned by the Company is housed at a site owned by REZsolutions, Inc. in Phoenix, Arizona. The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party from time to time to certain routine legal proceedings arising in the ordinary course of its business. Although the outcome of any legal proceeding cannot be predicted accurately, the Company does not believe any liability that might result from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ending December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's common stock has traded on the Nasdaq National Market under the symbol "PEGS" since August 7, 1997. At February 26, 1999, there were approximately 76 record holders of the Company's common stock, although the Company believes that the number of beneficial owners of its common stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the common stock.


Fiscal Year Ending December 31, 1998             HIGH        LOW
------------------------------------          ---------   ----------
Fourth quarter .........................      $   36.25   $    8.88
Third quarter ..........................      $   26.88   $   10.75
Second Quarter .........................      $   31.00   $   22.00
First Quarter ..........................      $   27.13   $   13.63




Fiscal Year Ending December 31, 1997             HIGH        LOW
------------------------------------          ---------   ----------
Fourth quarter .........................      $   20.75   $   12.50
Third quarter (from August 7, 1997) ....      $   19.25   $   15.50

         The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         On September 28, 1998, the Board of Directors of the Company declared a dividend distribution of one right (the "Right") for each outstanding share of the Company's common stock to stockholders of record at the close of business on October 13, 1998. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of the Company's series A Preferred Stock for each share of the Company's common stock held, at a price of $90. The Rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20% or more of the Company's common stock.

         (b) The Securities and Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering (IPO) of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         This information required by this item is set forth under the caption "Selected Consolidated Financial Data" of the Company's 1998 Annual Report to Stockholders, which portion of such Annual Report is filed herewith as Exhibit
13.1 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Stockholders, which portion of such Annual Report is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company including the independent accountant's report thereon of the Company's 1998 Annual Report to Stockholders, which financial statements are filed herewith as Exhibit 13.1, are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers of the Company," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Matters," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) 1. The following financial statements are incorporated by reference from the Company's 1998 Annual Report to Stockholders, which financial statements are filed herein as Exhibit 13.1 and incorporated herein by reference:

              Report of Independent Accountants.
              Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended
                 December 31, 1998, 1997 and 1996.
              Consolidated Statements of Changes in Stockholders' Equity
                 (Deficit) for the years ended December 31, 1998, 1997 and 1996.
              Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996.
              Notes to Consolidated Financial Statements.

    2. The following Financial Statement Schedules of the Company are filed as part of this Report:

           Consolidated Financial Statement Schedule                       Page

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

    3. The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT NO.              DESCRIPTION
-----------              -----------

   2.1        Contribution and Restructuring Agreement dated effective as of
              July 21, 1995 by and among the Company and all of the
              stockholders of the Company
  +3.1        Third Amended and Restated Certificate of Incorporation, as
              amended
   3.2        Second Amended and Restated Bylaws
   3.3        Form of Certification of Designation, Preferences and Rights of
              Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company's Form 8-A filed with the Commission on October 9, 1998).
   4.1        Specimen of Common Stock Certificate
   4.2        Third Amended and Restated Certificate of Incorporation and
              Second Amended and Restated Bylaws (see Exhibits 3.1 and 3.2)
   4.3        Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein
   4.4        Common Stock Purchase Warrant issued to Holiday Hospitality
              Corporation
   4.5        Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc.
              (incorporated by reference from Exhibit 4 of the Company's
              Current Report on Form 8-K filed with the Commission on October
              9, 1998)
   4.6        Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with the Commission on
              October 9, 1998)
  *10.1       Employment Agreement dated June 25, 1996 between the Company and
              John F. Davis, III
  *10.2       Employment Agreement dated June 25, 1996 between the Company and
              Joseph W. Nicholson
  *10.3       Employment Agreement dated August 29, 1996 between the Company and Jerome L. Galant
  *10.4       Employment Agreement dated May 18, 1996 between the Company and
              Michael R. Donahue
 +*10.5       1996 Stock Option Plan, as amended
 +*10.6       1997 Stock Option Plan, as amended
   10.7       Citibank Global Payments Service Agreement dated July 24, 1998 between the Hotel Clearing Corporation and Citibank, N.A.
              (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended October 31, 1998, filed with the Commission on November 16, 1998)
   10.8       Facilities Management Agreement dated January 1, 1996 between the
              Company and Anasazi, Inc., currently known as REZsolutions, Inc.
   10.9       Service Agreement dated December 13, 1996 between the Company and
              Comdisco, Inc.
   10.10      Service Agreement dated January 17, 1997 between the Company and
              Genuity, Inc.
 +*10.11      1997 Employee Stock Purchase Plan, as amended
  +10.12      Office Lease dated October 1, 1995, First Amendment to Office
              Lease dated February 25, 1998 and Second Amendment to Office
              Lease dated November 2, 1998 between the Company and the Utah
              State Retirement Investment Fund relating to property located at 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219

  +13.1       Selected portions of the Company's Annual Report to Stockholders for fiscal year ended December 31, 1998
   16.1       Letter regarding Change in Certifying Accountant
  +21.1       Subsidiaries of the Company
  +23.1       Consent of PricewaterhouseCoopers LLP
  +24.1       Power of Attorney (included on signature page)
  +27.1       Financial Data Schedule

-------------------

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

(b)      REPORTS ON FORM 8-K

         The following report on Form 8-K was filed during the quarter ended December 31, 1998:



                                                                                         Financial Statements
Item              Description                                          Filing Date               Filed
----              -----------                                          -----------        -------------------
7        A report announcing a dividend distribution                   October 9, 1998            No
         declared by the Board of Directors relating to the
         Company's Stockholder Rights Plan.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 30th day of March, 1999.

                                       PEGASUS SYSTEMS, INC.


                                       By:   /s/  John F. Davis, III
                                         --------------------------------------
                                             John F. Davis, III
                                             Chief Executive Officer, President
                                             and Director

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

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



                 SIGNATURES                                 TITLE                            DATE
                 ----------                                 -----                            ----

           /s/ JOHN F. DAVIS, III            Chief Executive Officer, President          March 30, 1999
    ----------------------------------       and Director (Principal Executive
               John F. Davis, III            Officer)


            /s/ JEROME L. GALANT             Chief Financial Officer                     March 30, 1999
    ----------------------------------
              Jerome L. Galant               (Principal Financial and Accounting
                                             Officer)


           /s/ MICHAEL A. BARNETT            Director                                    March 30, 1999
    ----------------------------------
             Michael A. Barnett


           /s/ ROBERT B. COLLIER             Director                                    March 30, 1999
    ----------------------------------
             Robert B. Collier


        /s/ WILLIAM C. HAMMETT, JR.          Director                                    March 30, 1999
    ----------------------------------
          William C. Hammett, Jr.


           /s/ THOMAS F. O'TOOLE             Director                                    March 30, 1999
    ----------------------------------
             Thomas F. O'Toole


             /s/ MARK C. WELLS               Director                                    March 30, 1999
    ----------------------------------
               Mark C. Wells


             /s/ BRUCE W.WOLFF               Director                                    March 30, 1999
    ----------------------------------
           Bruce W. Wolff

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
   of Pegasus Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 appearing in the 1998 Annual Report to Stockholders of Pegasus Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule, for each of the three years in the period ended December 31, 1998, listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Dallas, Texas
February 2, 1999

                                                                    SCHEDULE II

                             PEGASUS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1997 and 1998
                                 (In thousands)



                                                                        Additions   Additions
                                                   Balance at    Charged to      from                          Balance
                                                   Beginning      Costs and    Acquired                         at End
                            Classification         of Period      Expenses    Companies        Deductions      of Period
                                                   ---------     ----------   ---------        ----------      ---------
December 31, 1996
     Allowance for doubtful accounts               $    20        $    25        $    --        $    --         $    45
     Income tax valuation allowances               $ 3,528        $ 1,060        $    --        $   (39)        $ 4,549
                                                   -------        -------        -----          -------         -------
              Total reserves and allowances        $ 3,548        $ 1,085        $    --        $   (39)        $ 4,594
                                                   =======        =======        =======        =======         =======

December 31, 1997
     Allowance for doubtful accounts               $    45        $    81        $    --        $   (48)        $    78
     Income tax valuation allowances               $ 4,549        $    --        $    --        $  (237)        $ 4,312
                                                   -------        -------        -----          -------         -------
              Total reserves and allowances        $ 4,594        $    81        $    --        $  (285)        $ 4,390
                                                   =======        =======        =======        =======         =======

December 31, 1998
     Allowance for doubtful accounts               $    78        $    35        $     7        $   (21)        $    99
     Income tax valuation allowances               $ 4,312        $   270        $    --        $(4,312)        $   270
                                                   -------        -------        -----          -------         -------
              Total reserves and allowances        $ 4,390        $   305        $     7        $(4,333)        $   369
                                                   =======        =======        =======        =======         =======

--------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
   2.1        Contribution and Restructuring Agreement dated effective as of
              July 21, 1995 by and among the Company and all of the
              stockholders of the Company
  +3.1        Third Amended and Restated Certificate of Incorporation, as
              amended
   3.2        Second Amended and Restated Bylaws
   3.3        Form of Certification of Designation, Preferences and Rights of
              Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company's Form 8-A filed with the Commission on October 9, 1998).
   4.1        Specimen of Common Stock Certificate
   4.2        Third Amended and Restated Certificate of Incorporation and
              Second Amended and Restated Bylaws (see Exhibits 3.1 and 3.2)
   4.3        Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein
   4.4        Common Stock Purchase Warrant issued to Holiday Hospitality
              Corporation
   4.5        Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc.
              (incorporated by reference from Exhibit 4 of the Company's
              Current Report on Form 8-K filed with the Commission on October
              9, 1998)
   4.6        Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with the Commission on
              October 9, 1998)
  *10.1       Employment Agreement dated June 25, 1996 between the Company and
              John F. Davis, III
  *10.2       Employment Agreement dated June 25, 1996 between the Company and
              Joseph W. Nicholson
  *10.3       Employment Agreement dated August 29, 1996 between the Company and Jerome L. Galant
  *10.4       Employment Agreement dated May 18, 1996 between the Company and
              Michael R. Donahue
 +*10.5       1996 Stock Option Plan, as amended
 +*10.6       1997 Stock Option Plan, as amended
   10.7       Citibank Global Payments Service Agreement dated July 24, 1998 between the Hotel Clearing Corporation and Citibank, N.A.
              (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended October 31, 1998, filed with the Commission on November 16, 1998)
   10.8       Facilities Management Agreement dated January 1, 1996 between the
              Company and Anasazi, Inc., currently known as REZsolutions, Inc.
   10.9       Service Agreement dated December 13, 1996 between the Company and
              Comdisco, Inc.
   10.10      Service Agreement dated January 17, 1997 between the Company and
              Genuity, Inc.
 +*10.11      1997 Employee Stock Purchase Plan, as amended
  +10.12      Office Lease dated October 1, 1995, First Amendment to Office
              Lease dated February 25, 1998 and Second Amendment to Office
              Lease dated November 2, 1998 between the Company and the Utah
              State Retirement Investment Fund relating to property located at
              3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219


  +13.1       Selected portions of the Company's Annual Report to Stockholders for fiscal year ended December 31, 1998
   16.1       Letter regarding Change in Certifying Accountant
  +21.1       Subsidiaries of the Company
  +23.1       Consent of PricewaterhouseCoopers LLP
  +24.1       Power of Attorney (included on signature page)
  +27.1       Financial Data Schedule

-------------------

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