Form 10-Q
period 1999-03-31
PEGASUS SYSTEMS INC
filed 1999-05-14
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

     [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock outstanding as of May 12, 1999 was 12,976,110.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)                          PAGE
                                                                            ----
                  a) Consolidated Balance Sheets
                        as of March 31, 1999 and December 31, 1998  ..........3

                  b) Consolidated Statements of Operations
                        for the Three Months Ended March 31, 1999 and 1998....4

                  c) Consolidated Statements of Cash Flows
                        for the Three Months Ended March 31, 1999 and 1998....5

                  d) Notes to Consolidated Financial Statements  .............6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................9

PART II.  OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds.................13

         Item 6.   Exhibits and Reports on Form 8-K..........................14


SIGNATURES...................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                       MARCH 31, 1999      DECEMBER 31, 1998
                                                                     ------------------  ---------------------
ASSETS

Cash and cash equivalents                                               $ 34,800,905          $ 25,002,185
Restricted cash                                                            1,989,237             2,106,676
Short-term investments                                                     7,922,891            15,768,400
Accounts receivable, net                                                   5,254,467             3,687,518
Other current assets                                                       3,687,012             3,689,254
                                                                        ------------          ------------
      Total current assets                                                53,654,512            50,254,033

Capitalized software, net                                                    853,352               869,619
Property and equipment, net                                                3,000,133             2,635,068
Goodwill, net                                                              4,127,478             4,238,071
Other noncurrent assets                                                    2,334,376             2,323,620
                                                                        ------------          ------------
           Total assets                                                 $ 63,969,851          $ 60,320,411
                                                                        ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                $  4,584,664          $  4,715,018
Unearned income                                                            1,259,043               258,667
Customer deposits                                                            460,203               347,422
Current portion of capital lease obligations                                 321,158               535,072
                                                                        ------------          ------------
      Total current liabilities                                            6,625,068             5,856,179

Other noncurrent liabilities                                                 133,482               142,380
Capital lease obligations, net of current portion                              8,926                57,634

Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding,                                      --                    --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         10,739,818 and 10,653,371 shares issued, respectively               107,398               106,533
      Additional paid-in capital                                          64,768,548            63,383,905
      Unearned compensation                                                 (564,298)             (615,636)
      Accumulated deficit                                                 (7,082,935)           (8,584,246)
      Less treasury stock (116,484 shares, at cost)                          (26,338)              (26,338)
                                                                        ------------          ------------
           Total stockholders' equity                                     57,202,375            54,264,218
                                                                        ------------          ------------
           Total liabilities and stockholders' equity                   $ 63,969,851          $ 60,320,411
                                                                        ============          ============

           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                        ---------------------------------
                                            1999                 1998
                                        -----------          ------------
Net revenues                             $  8,372,496      $  6,167,267

Cost of services                            2,563,425         2,166,382
Research and development                      611,443           600,482
General and administrative expenses         1,332,958         1,054,704
Marketing and promotion expenses            1,263,819         1,242,124
Depreciation and amortization                 679,272           753,276
                                         ------------      ------------
Operating income                            1,921,579           350,299
Other income (expense):
      Interest income                         528,709           643,875
      Interest expense                        (18,227)          (47,482)
                                         ------------      ------------
Income before income taxes                  2,432,061           946,692
Income taxes                                  930,750             6,900
                                         ------------      ------------
Net income                               $  1,501,311      $    939,792

Net income per share:
      Basic                              $       0.14      $       0.09
                                         ============      ============
      Diluted                            $       0.13      $       0.09
                                         ============      ============

Weighted average shares outstanding:
      Basic                                10,574,784        10,324,526
                                         ============      ============

      Diluted                              11,536,050        11,038,325
                                         ============      ============

            See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       ----------------------------------
                                                                                            1999                 1998
                                                                                       ------------          ------------
Cash flows from operating activities:
     Net income                                                                        $  1,501,311          $    939,792
     Adjustments to reconcile net income to net cash from operating activities:
        Windfall tax benefit from employee exercise of non-qualified stock options          843,753               118,154
        Depreciation and amortization                                                       679,272               753,276
        Recognition of stock option compensation                                             80,752                66,179
        Amortization of premiums on short-term investments                                    8,271                 3,605
        Changes in assets and liabilities:
            Restricted cash                                                                 117,439              (298,217)
            Accounts receivable                                                          (1,566,949)           (1,509,695)
            Other current and noncurrent assets                                              41,596               207,565
            Accounts payable and accrued liabilities                                        (17,573)               12,408
            Unearned income                                                               1,000,375               759,663
            Other noncurrent liabilities                                                     (8,898)                5,975
                                                                                       ------------          ------------
               Net cash provided by operating activities                                  2,679,349             1,058,705
                                                                                       ------------          ------------

Cash flows from investing activities:
     Purchase of software, property and equipment                                          (917,476)             (230,930)
     Purchase of marketable securities                                                   (3,567,675)           (9,902,199)
     Proceeds from maturity of marketable securities                                     11,404,912             4,500,000
     Investment in minority interest                                                        (50,110)                   --
                                                                                       ------------          ------------
            Net cash provided by (used in) investing activities                           6,869,651            (5,633,129)
                                                                                       ------------          ------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                                    512,342             4,301,304
     Repayment of capital leases                                                           (262,622)             (315,334)
                                                                                       ------------          ------------
        Net cash provided by financing activities                                           249,720             3,985,970
                                                                                       ------------          ------------

Net increase (decrease) in cash and cash equivalents                                      9,798,720              (588,454)
Cash and cash equivalents, beginning of period                                           25,002,185            30,166,793
                                                                                       ------------          ------------

Cash and cash equivalents, end of period                                               $ 34,800,905          $ 29,578,339
                                                                                       ============          ============

Supplemental disclosure of cash flow information:

     Interest paid                                                                     $     15,390          $     56,348
                                                                                       ============          ============

     Income taxes paid                                                                 $         --          $     65,000
                                                                                       ============          ============

           See accompanying notes to consolidated financial statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       In July 1995, Pegasus Systems, Inc. (Pegasus or the Company) was formed as a Delaware holding company to combine the operations of two existing companies operating in the same industry, The Hotel Industry Switch Company (THISCO) and The Hotel Clearing Corporation (HCC). For accounting purposes, the combination was recorded as a purchase of HCC.

       The accompanying financial statements include the consolidated accounts of Pegasus and its wholly owned subsidiaries, THISCO, HCC, Pegasus IQ, Inc. (Pegasus IQ) and Driving Revenue L.L.C. (Driving Revenue) (collectively, Pegasus or the Company). THISCO is consolidated with its wholly owned subsidiary, TravelWeb, Inc. (TravelWeb), and HCC is consolidated with its wholly owned subsidiary, Pegasus Systems Inc. (UK) Limited (Pegasus UK). All significant intercompany balances have been eliminated in consolidation.

       In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results and cash flows for the periods presented. Such adjustments are of a normally recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1998 on Form 10-K. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.

2.     EARNINGS PER SHARE

       Basic net income per share for the three months ended March 31, 1999 and 1998 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) using the weighted average number of common shares outstanding.

       Diluted net income per share for the three months ended March 31, 1999 and 1998 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three months ended March 31, 1999 and 1998 were included in the diluted earnings per share (EPS) calculations for the respective periods. Options for 1,000 shares of Pegasus common stock at a strike price of $40.88 were excluded from the diluted EPS calculation for the three months ended March 31, 1999 because they were antidilutive. The excluded options expire December 2006. All outstanding options and warrants were included in the diluted EPS calculation for the three months ended March 31, 1998.

       The following table sets forth the basic and diluted EPS computation for the three months ended March 31, 1999 and 1998:

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                       1999             1998
                                                                    -----------     -----------
        Net income                                                  $ 1,501,311     $   939,792
                                                                    ===========     ===========
        Basic:

           Weighted average number of shares outstanding             10,574,784      10,324,526
                                                                    -----------     -----------

           Net income per share                                     $      0.14     $      0.09
                                                                    ===========     ===========

        Diluted:

           Weighted average number of shares outstanding             10,574,784      10,324,526

           Additional weighted average shares from assumed
           exercise of dilutive stock options and warrants, net         961,266         713,799
           of shares to be repurchased with exercise proceeds
                                                                    -----------     -----------

           Weighted average number of shares outstanding used
           in the diluted net income per share calculation           11,536,050      11,038,325
                                                                    -----------     -----------

           Net income per share                                     $      0.13     $      0.09
                                                                    ===========     ===========

3.     SEGMENT INFORMATION

       In 1998, Pegasus adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The prior year's segment information has been restated to present our three reportable segments:

       o Pegasus Electronic Distribution - provides services that enable travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions;

       o Pegasus Commission Processing - provides commission payment processing services to the hotel industry and travel agencies; and

       o Pegasus Business Intelligence - provides database marketing and consulting services and is being expanded to provide data mining and reporting services for benchmark analysis and strategic planning for the hotel industry.

       Pegasus is organized primarily on the basis of services provided. Segment data includes a charge allocating all corporate costs to the operating segments. Management evaluates performance of its segments based on pretax income.

       The following table presents information about reported segments for the three months ended March 31:

                                        Electronic      Commission      Business      Reconciling
                                       Distribution     Processing    Intelligence       Items           Total
                                       ------------     ----------    ------------    -----------     -----------
         1999
         ----
         Net revenues                   $ 3,964,052    $ 3,985,189       $ 423,255   $         --     $ 8,372,496
         Income (loss) before taxes       1,162,337      1,699,419        (925,992)       496,297       2,432,061

         1998
         ----
         Net revenues                     2,796,748      3,370,519              --             --       6,167,267
         Income (loss) before taxes          50,548        498,694        (213,066)       610,516         946,692

       Reconciling items represent interest income earned on short-term investment of operating cash balances and a portion of proceeds from our initial and secondary public offerings of common stock.

4.      MINORITY INTEREST INVESTMENTS

       In September 1998, Pegasus purchased for $1.0 million a minority interest in Intermezzo, Inc., a developer of hotel reservation and property management systems and software. Intermezzo has incurred operating losses in excess of its plan and as a result has experienced liquidity problems. In addition to our initial investment, Pegasus loaned $50,000 to Intermezzo as part of an investor bridge loan as of March 31, 1999. Subsequent to March 31, 1999 Pegasus loaned Intermezzo an additional $50,000. Intermezzo is seeking additional long-term financing. However, Pegasus can give no assurance that Intermezzo will be able to obtain additional financing or what the terms of any such financing might be. If Intermezzo fails to obtain additional financing or if the terms of any new financing are unfavorable to the original stockholders, our investment in Intermezzo could be significantly impaired.

       As of March 31, Pegasus has paid $200,000 to Intermezzo as advance payment for various software development projects. Pegasus expects Intermezzo to deliver these projects during the second and third quarters of 1999.

5.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, Pegasus will adopt SOP 98-1 in its 1999 annual financial statements. Pegasus does not believe the adoption of SOP 98-1 will have a material impact on our results of operations or financial condition.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133).

       FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. FAS 133 is effective for our first quarter financial statements in fiscal 2000. Pegasus is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

6.     SUBSEQUENT EVENTS

       On May 6, 1999, the Securities and Exchange Commission declared effective a registration statement for a secondary public offering of Pegasus common stock. Pegasus sold 2,000,000 shares of common stock at a per share price of $38.88. After deducting the underwriters' discounts and estimated expenses, net proceeds to Pegasus were approximately $73.4 million. The underwriters have an option for a period of 30 days to purchase up to 300,000 additional shares of common stock at a per share price of $38.88.

       On May 10, 1999 a customer exercised a warrant to purchase 345,723 shares of Pegasus common stock for $7.20 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence.

Pegasus Electronic Distribution. Pegasus Electronic Distribution includes our GDS distribution service and Internet distribution services. These services improve the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions.

Our GDS distribution service, formerly referred to as THISCO, provides an electronic interface between hotel central reservation systems and the global distribution systems that travel agents use to book hotel and airline reservations. This interface enables the processing of hotel reservations as well as the transmission of electronic status messages, which are used to update room rates, features and availability information on global distribution system databases.

Pegasus offers volume-based discounting for GDS distribution fees. The recent consolidation in the hotel industry has resulted in a lower average fee per transaction for the GDS distribution service. Pegasus expects this trend to continue.

Our Internet-based distribution services provide online hotel reservation capabilities to travelers via our TravelWeb.com website (www.travelweb.com) and our private-label reservation service, formerly referred to as NetBooker. In addition, Pegasus is developing services that will automate the hotel reservation process for conventions and large meetings as well as for corporate travel departments.

Pegasus Commission Processing. Pegasus Commission Processing, formerly referred to as HCC, is the global leader in hotel commission payment processing. Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments and providing comprehensive transaction reports.

Pegasus Business Intelligence. Pegasus Business Intelligence, formerly referred to as Pegasus IQ and Driving Revenue, provides database marketing and consulting services and is being expanded to provide data mining and reporting services for benchmark analysis and strategic planning for the hotel industry.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net revenues. Net revenues for the three months ended March 31, 1999 increased to $8.4 million from $6.2 million for the three months ended March 31, 1998, an increase of 35.8%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as Pegasus Business Intelligence revenues for the three months ended March 31, 1999.

Pegasus Electronic Distribution revenues increased 41.7% for the three months ended March 31, 1999 as compared to the same period in 1998. This increase resulted primarily from an increase in the number of hotel reservations made through our Internet website (www.travelweb.com) as well as reservations made through other websites that use our private-label reservation service. In addition, more hotel companies paid fees to be listed in our online distribution database. Net reservations made through our GDS distribution service increased by 48.0%, but this increase was partially offset by a reduction in the average fee per reservation. Approximately one half of the increase in net reservations was attributable to Bass Hotels and Resorts, which began using our GDS distribution service in May 1998.

Pegasus Commission Processing revenues increased 18.2% for the three months ended March 31, 1999 compared to the same period in 1998 as a result of a 18.8% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 24.3% for the three months ended March 31, 1999 as compared to the same period in 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. The average value of commissionable transactions processed by Pegasus increased due to rising overall daily rates for hotel rooms as well as a higher proportion of transactions generated by full-service and luxury hotel chains. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments.

Pegasus Business Intelligence revenues were $423,000 for the three months ended March 31,1999 and were due to the acquisition of Driving Revenue in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

Cost of services. Cost of services increased by $397,000, or 18.3%, to $2.6 million for the three months ended March 31, 1999 from $2.2 million for the three months ended March 31, 1998. Cost of services increased due to additional staffing primarily related to the acquisition of Driving Revenue. This increase was offset by reduced costs associated with Pegasus Commission Processing as certain functions that were previously outsourced are now performed in-house at a lower cost.

Research and development. Research and development expenses increased slightly to $611,000 for the three months ended March 31, 1999 from $600,000 for the same period in 1998. This increase was primarily related to the development of Pegasus Business Intelligence.

General and administrative expenses. General and administrative expenses increased $278,000, or 26.4%, to $1.3 million for the three months ended March 31, 1999 from $1.1 million for the same period in 1998. This increase was primarily due to higher office costs including rent, telephone, travel and supplies associated with increased headcount. Pegasus also launched a new corporate identity and branding strategy during the first quarter, which resulted in additional costs for the transition to our new company logo. In addition, accounting and legal expenses increased due to additional reporting and consulting services as well as the timing of certain legal and accounting services. The additional services were necessary due to increasingly complex tax, legal and reporting issues associated with our growth over the past year.

Marketing and promotion expenses. Marketing and promotion expenses increased slightly to $1.3 million for the three months ended March 31, 1999 from $1.2 million for the same period in 1998. Marketing and promotion expenses increased primarily due to the promotion of new Pegasus Business Intelligence services.

Depreciation and amortization. Depreciation and amortization expenses decreased $74,000, or 9.8%, to $679,000 for the three months ended March 31, 1999 from $753,000 for the same period in 1998. Depreciation and amortization decreased primarily because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. This decrease was partially offset by additional amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998.

Interest income. Interest income decreased $115,000, or 17.9%, to $529,000 for the three months ended March 31, 1999 from $644,000 for the same period in 1998. The decrease was due to a decline in interest rates for our short-term investments.

Interest expense. Interest expense decreased $29,000, or 61.6%, to $18,000 for the three months ended March 31, 1999 from $47,000 for the same period in 1998. The expense reflects payments made under capital equipment leases.

Income taxes. Income taxes for the three months ended March 31, 1999 reflect federal, state and foreign income taxes payable. Income taxes for the three months ended March 31, 1998 include only state and foreign income taxes payable as the Company was able to realize the benefit of its federal net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Pegasus' principal sources of liquidity at March 31, 1999 included cash and cash equivalents of $34.8 million, short-term investments of $7.9 million and restricted cash of $2.0 million. Restricted cash represents funds for travel agency commission checks that have not cleared the processing bank and are returned to Pegasus. The portion of restricted cash amounts not remitted to travel agents will be escheated to the appropriate state, as required. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, sale of capital stock and capital lease financing.

Working capital increased to $47.0 million at March 31, 1999 from $44.4 million at December 31, 1998. Cash provided by operating activities was $2.7 million for the three months ended March 31, 1999 compared to net cash provided of $1.1 million for the same period in 1998 due to our improved operating performance.

Capital expenditures consist of purchases of software, furniture and computer equipment and were $917,000 for the three months ended March 31, 1999 compared to $231,000 for the same period in 1998.

Pegasus believes that our existing cash and liquidity position combined with expected operating cash flows are sufficient to adequately manage the operation of the business in the foreseeable future.

YEAR 2000 COMPLIANCE

The year 2000 computer issue is primarily the result of information technology
(IT) or non-IT systems and programs with date sensitive devices, such as embedded chips or code using only the last two digits to refer to a year. The failure of these devices to interpret dates beyond the year 1999 could cause a system failure or other errors, with the resultant disruption in the operation of such systems.

State of Readiness. Beginning in July 1997, Pegasus established internally staffed project teams to address year 2000 issues related to services provided to customers as well as any IT and non-IT internal systems supporting our operations. Pegasus is currently in the process of testing and upgrading, if necessary, its systems and processes to comply with the requirements of the year 2000 date transition. Pegasus personnel are researching internal IT and non-IT hardware, software and data issues related to dates and date range processing, and each product line is undergoing extensive internal and external testing. Any non-compliant hardware or software discovered during testing will be upgraded or replaced. This process includes contacting material third-party suppliers and customers to assess their year 2000 readiness. The following is a table showing our state of year 2000 readiness based on management's assessment:

STATE OF READINESS

Internal IT and Non-IT Systems and Equipment

                                                                   Percent                Estimated
          Phase                                                   Complete              Completion Date
          -----                                                   --------              ---------------
          Awareness                                                 100%                   Complete
          Assessment of changes required                            100%                   Complete
          Remediation or replacement                                 90%                   June 1999
          Testing                                                    85%                   June 1999
          Contingency planning                                       50%                   June 1999

Suppliers, Customers and Third-Party Providers

                                                                   Percent                Estimated
          Phase                                                   Complete              Completion Date
          -----                                                   --------              ---------------
          Awareness                                                 100%                   Complete
          Assessment questionnaires                                 100%                   Complete
          Detail assessment review with third-party
             providers                                               75%                   June 1999
          Contract review                                            75%                   June 1999
          Contingency planning                                       50%                   June 1999
          Testing as applicable                                      85%                   June 1999

Costs. During the three months ended March 31, 1999, the Company expensed approximately $28,000 in labor costs associated with its year 2000 efforts. For the years ended December 31, 1998 and 1997, Pegasus expensed approximately $258,000 and $108,000, respectively, in labor costs associated with year 2000 efforts. Total labor costs for 1999 related to year 2000 efforts are expected to be less than those incurred in 1998 and comparable to those incurred in 1997. In addition, Pegasus anticipates incurring approximately $13,000 for the lease of additional testing hardware in 1999. In 1998, Pegasus capitalized $48,000 of computer equipment. This computer equipment was purchased to address the year 2000 issue, and upon the completion of year 2000 testing it is anticipated that such equipment will be used to support the growth of the current systems. Pegasus does not anticipate incurring a material amount of additional costs related to the purchase of IT and non-IT hardware for the purpose of addressing the year 2000 issue. Cash required to fund these matters is expected to be generated from operations. To date, no IT development projects have been delayed due to year 2000 remediation efforts.

Risks/Contingency Plans. Even though Pegasus is undertaking efforts to ensure that all its systems and programs are year 2000 compliant, Pegasus has no control over services, functions and data provided by third-party vendors and others which may result in the inability to provide services. Pegasus has contacted and is working with its material customers and vendors to verify their degree of year 2000 compliance. Pegasus has requested end-to-end testing with those systems that interface with our systems. However, Pegasus has no control over year 2000 compliance for third parties. To date, Pegasus has received responses from substantially all of its material third-party customers and vendors. The extent to which third-party customers and vendors do not become year 2000 compliant in a timely manner may have a material adverse effect on our cash flow and results of operations.

Pegasus derives nearly all revenues from processing electronic reservations or consolidating hotel commissions electronically. Our inability or limitation of our ability to process electronic reservations or consolidate hotel commissions due to year 2000 problems would have a material impact on our revenues and cash flow. Due to the electronic medium used by Pegasus to conduct the majority of our business, any interruption or outage of telecommunications, electricity or other basic utility services may also adversely impact our ability to do business. As discussed above, efforts have begun to evaluate the readiness of these critical suppliers.

Pegasus services the travel industry and is dependent on the continued health of the industry. Any general disruption of travel due to year 2000 issues that adversely affects other travel vendors such as airlines, hotels and travel agency systems would have a material adverse effect on our cash flows and results of operations.

Pegasus is currently developing contingency plans and determining the extent of such plans.

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


                                                         PEGASUS SYSTEMS, INC.




         May 13, 1999                                    /s/ John F. Davis, III
                                                         ----------------------

                                                             John F. Davis, III,
                                                            President and Chief
                                                              Executive Officer





         May 13, 1999                                      /s/ Jerome L. Galant
                                                           --------------------

                                                               Jerome L. Galant
                                                        Chief Financial Officer
                                                 (principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------
  27    -       Financial Data Schedule