Form 10-Q
period 1999-06-30
PEGASUS SYSTEMS INC
filed 1999-08-11
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock outstanding as of August 9, 1999 was 13,332,521.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)                              PAGE
                                                                               ----
                  a)  Consolidated Balance Sheets
                           as of June 30, 1999 and December 31, 1998..........  3

                  b)  Consolidated Statements of Operations
                           for the Three Months and Six Months
                           Ended June 30, 1999 and 1998.......................  4

                  c)  Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 1999 and 1998....  5

                  d)  Notes to Consolidated Financial Statements  ............  6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................  9


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds................... 16

         Item 4.  Submission of Matters to Vote of Security Holders........... 16

         Item 6.  Exhibits and Reports on Form 8-K............................ 17


SIGNATURES.................................................................... 18

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      JUNE 30, 1999   DECEMBER 31, 1998
                                                                      -------------   -----------------
ASSETS

Cash and cash equivalents                                             $ 115,787,038    $  25,002,185
Restricted cash                                                           2,257,869        2,106,676
Short-term investments                                                   17,622,658       15,768,400
Accounts receivable, net                                                  5,131,578        3,687,518
Other current assets                                                      4,317,929        3,689,254
                                                                      -------------    -------------
      Total current assets                                              145,117,072       50,254,033

Capitalized software, net                                                 1,164,573          869,619
Property and equipment, net                                               3,035,002        2,635,068
Goodwill, net                                                             4,016,868        4,238,071
Other noncurrent assets                                                   1,221,546        2,323,620
                                                                      -------------    -------------
           Total assets                                               $ 154,555,061    $  60,320,411
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                              $   6,164,121    $   4,715,018
Unearned income                                                           1,439,785          258,667
Customer deposits                                                           367,346          347,422
Current portion of capital lease obligations                                195,972          535,072
                                                                      -------------    -------------
      Total current liabilities                                           8,167,224        5,856,179

Other noncurrent liabilities                                                124,584          142,380
Capital lease obligations, net of current portion                                --           57,634

Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding                                      --               --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         13,433,570 and 10,653,371 shares issued, respectively              134,335          106,533
      Additional paid-in capital                                        152,468,688       63,383,905
      Unearned compensation                                                (483,049)        (615,636)
      Accumulated deficit                                                (5,830,383)      (8,584,246)
      Less treasury stock (116,484 shares, at cost)                         (26,338)         (26,338)
                                                                      -------------    -------------
           Total stockholders' equity                                   146,263,253       54,264,218
                                                                      -------------    -------------
           Total liabilities and stockholders' equity                 $ 154,555,061    $  60,320,411
                                                                      =============    =============


           See accompanying notes to consolidated financial statements

                             PEGASUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                       1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
Net revenues                                      $  9,188,530    $  6,781,393    $ 17,561,026    $ 12,948,660

Cost of services                                     2,953,056       2,407,794       5,516,480       4,574,176
Research and development                               618,159         624,985       1,229,603       1,225,467
General and administrative expenses                  1,342,330       1,038,459       2,675,342       2,093,163
Marketing and promotion expenses                     1,709,037       1,177,726       2,972,856       2,419,850
Depreciation and amortization                          559,231         762,460       1,238,503       1,515,736
                                                  ------------    ------------    ------------    ------------
Operating income                                     2,006,717         769,969       3,928,242       1,120,268
Other income (expense):
      Interest income                                1,133,531         653,173       1,662,241       1,297,048
      Write-off of minority interest investment     (1,100,110)             --      (1,100,110)             --
      Interest expense                                 (11,057)        (40,958)        (29,231)        (88,440)
                                                  ------------    ------------    ------------    ------------
Income before income taxes                           2,029,081       1,382,184       4,461,142       2,328,876
Income taxes                                           776,529          25,004       1,707,279          31,904
                                                  ------------    ------------    ------------    ------------
Net income                                        $  1,252,552    $  1,357,180    $  2,753,863    $  2,296,972
                                                  ============    ============    ============    ============

Net income per share:
      Basic                                       $       0.10    $       0.13    $       0.24    $       0.22
                                                  ============    ============    ============    ============

      Diluted                                     $       0.10    $       0.12    $       0.23    $       0.21
                                                  ============    ============    ============    ============

Weighted average shares outstanding:
      Basic                                         12,076,584      10,490,936      11,329,832      10,408,191
                                                  ============    ============    ============    ============

      Diluted                                       12,908,368      11,269,257      12,226,000      11,154,474
                                                  ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                          1999             1998
                                                                                     -------------    -------------
Cash flows from operating activities:
     Net income                                                                      $   2,753,863    $   2,296,972
     Adjustments to reconcile net income to net cash from operating activities:
        Windfall tax benefit from employee exercise of non-qualified stock options       1,415,624          271,383
        Depreciation and amortization                                                    1,238,503        1,515,736
        Write-off of minority interest investment                                        1,100,110               --
        Recognition of stock option compensation                                           164,421          141,384
        Amortization of premiums on short-term investments                                  30,620           16,784
        Gain on sales of property and equipment                                                 --             (838)
        Changes in assets and liabilities:
            Restricted cash                                                               (151,193)        (570,545)
            Accounts receivable                                                         (1,444,060)      (1,708,952)
            Other current and noncurrent assets                                           (526,601)         (47,116)
            Accounts payable and accrued liabilities                                     1,469,027          782,745
            Unearned income                                                              1,181,118          701,376
            Other noncurrent liabilities                                                   (17,796)          11,952
                                                                                     -------------    -------------
               Net cash provided by operating activities                                 7,213,636        3,410,881
                                                                                     -------------    -------------

Cash flows from investing activities:
     Purchase of software, property and equipment                                       (1,712,188)        (797,026)
     Purchase of marketable securities                                                 (18,115,765)     (14,906,516)
     Proceeds from maturity of marketable securities                                    16,230,886       13,764,461
     Investment in minority interest                                                      (100,110)        (500,000)
     Proceeds from sale of property and equipment                                               --           13,840
                                                                                     -------------    -------------
            Net cash used in investing activities                                       (3,697,177)      (2,425,241)
                                                                                     -------------    -------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                                87,665,128        4,380,563
     Repayment of capital leases                                                          (396,734)        (578,035)
                                                                                     -------------    -------------
        Net cash provided by financing activities                                       87,268,394        3,802,528
                                                                                     -------------    -------------

Net increase in cash and cash equivalents                                               90,784,853        4,788,168
Cash and cash equivalents, beginning of period                                          25,002,185       30,166,793
                                                                                     -------------    -------------

Cash and cash equivalents, end of period                                             $ 115,787,038    $  34,954,961
                                                                                     =============    =============

Supplemental disclosure of cash flow information:

     Interest paid                                                                   $      22,416    $      95,119
                                                                                     =============    =============

     Income taxes paid                                                               $      88,750    $     102,998
                                                                                     =============    =============


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

       In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1998 on Form 10-K. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.

2.     EARNINGS PER SHARE

       Basic net income per share for the three and six months ended June 30, 1999 and 1998 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) using the weighted average number of common shares outstanding.

       Diluted net income per share for the three and six months ended June 30, 1999 and 1998 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three and six months ended June 30, 1999 and 1998 were included in the diluted earnings per share (EPS) calculations for the respective periods. Options for 1,000 shares of Pegasus common stock at a strike price of $40.88 were excluded from the diluted EPS calculation for the three months ended March 31, 1999 because they were antidilutive. Options for 6,000 shares of Pegasus common stock at strike prices from $40.88 to $46.75 were excluded from the diluted EPS calculation for the three months ended June 30, 1999 because they were antidilutive. The excluded options expire December 2005. All outstanding options and warrants were included in the diluted EPS calculation for the three and six months ended June 30, 1998.

       The following table sets forth the basic and diluted EPS computation for the three and six months ended June 30, 1999 and 1998:

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                   -------------------------   -------------------------
                                                       1999          1998          1999          1998
                                                   -----------   -----------   -----------   -----------
       Net income                                  $ 1,252,552   $ 1,357,180   $ 2,753,863   $ 2,296,972
                                                   ===========   ===========   ===========   ===========

       Basic:

          Weighted average number of shares
          outstanding                               12,076,584    10,490,936    11,329,832    10,408,191
                                                   -----------   -----------   -----------   -----------

          Net income per share                     $      0.10   $      0.13   $      0.24   $      0.22
                                                   ===========   ===========   ===========   ===========

       Diluted:

          Weighted average number of shares
          outstanding                               12,076,584    10,490,936    11,329,832    10,408,191

          Additional weighted average shares
          from assumed exercise of dilutive
          stock options and warrants, net of
          shares to be repurchased with exercise
          proceeds                                     831,784       778,321       896,168       746,283
                                                   -----------   -----------   -----------   -----------

          Weighted average number of shares
          outstanding used in the diluted net
          income per share calculation              12,908,368    11,269,257    12,226,000    11,154,474
                                                   -----------   -----------   -----------   -----------

          Net income per share                     $      0.10   $      0.12   $      0.23   $      0.21
                                                   ===========   ===========   ===========   ===========

3.     SEGMENT INFORMATION

       In 1998, Pegasus adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The prior year's segment information has been restated to present the Company's three reportable segments:

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

       The following table presents information about reported segments for the three months ended June 30:

                                     Electronic    Commission      Business     Reconciling
                                    Distribution   Processing    Intelligence      Items          Total
                                    ------------   -----------   ------------   -----------    -----------
       1999

       Net revenues                 $ 4,343,400    $ 4,424,701   $   420,429    $        --    $ 9,188,530
       Income (loss) before taxes     1,027,827      2,088,749    (1,059,748)       (27,747)     2,029,081

       1998

       Net revenues                   2,894,967      3,886,426            --             --      6,781,393
       Income (loss) before taxes       (67,434)     1,075,479      (238,398)       612,537      1,382,184

       The following table presents information about reported segments for the six months ended June 30:

                                     Electronic    Commission      Business     Reconciling
                                    Distribution   Processing    Intelligence      Items          Total
                                    ------------   -----------   ------------   -----------    -----------
       1999

       Net revenues                 $ 8,307,452    $ 8,409,890   $   843,684    $        --    $17,561,026
       Income (loss) before taxes     2,190,165      3,788,168    (1,985,740)       468,549      4,461,142

       1998

       Net revenues                   5,691,715      7,256,945            --             --     12,948,660
       Income (loss) before taxes       (16,886)     1,574,173      (451,464)     1,223,053      2,328,876

       Reconciling items for the three and six months ended June 30, 1999 and 1998 include interest income earned on short-term investments. Reconciling items for the three and six months ended June 30, 1999 also include a write-off of the Company's investment in Intermezzo Systems, Inc.

4.     SECONDARY PUBLIC OFFERING

       In May 1999, Pegasus completed a secondary public offering of common stock. The effective date of the registration statement on Form S-3 was May 6, 1999. Pegasus sold 2,300,000 shares of common stock at a price of $38.88. After deducting the underwriters' discounts and offering expenses, net proceeds to Pegasus were approximately $84.4 million.

5.     MINORITY INTEREST INVESTMENT

       In September 1998, Pegasus purchased a minority interest in Intermezzo Systems, Inc., a developer of enterprise software solutions for the hospitality industry. The Intermezzo Board of Directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. As a result, Pegasus wrote-off $1,100,110 in the second quarter representing the Company's entire investment in Intermezzo.

6.     STOCK WARRANT

       In May 1999, a customer exercised a warrant to purchase 345,723 shares of Pegasus common stock at $7.20 per share. The warrant was issued in May 1997 as part of a five-year contract involving a wide range of Pegasus services. At issuance, Pegasus used the Black-Scholes option pricing model to value the warrant, and a $238,000 contract asset was recorded. The contract asset is being amortized ratably over the five-year contract period.

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, Pegasus will adopt SOP 98-1 in its 1999 annual financial statements. Pegasus does not believe the adoption of SOP 98-1 will have a material impact on the Company's results of operations or financial condition.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. FAS 133 is effective for the Company's first quarter financial statements in fiscal 2001. Pegasus is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence.

Pegasus Electronic Distribution. Pegasus Electronic Distribution includes our GDS distribution service and Internet-based distribution services. These services improve the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions.

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

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenues. Net revenues for the three months ended June 30, 1999 increased to $9.2 million from $6.8 million for the three months ended June 30, 1998, an increase of 35.5%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Pegasus Business Intelligence revenues for the three months ended June 30, 1999.

Pegasus Electronic Distribution revenues increased 50.0% for the three months ended June 30, 1999 as compared to the same period in 1998. This increase resulted primarily from a 33.3% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Approximately one half of the increase in net reservations was attributable to Bass Hotels and Resorts, Inc., which began using our GDS distribution service in May 1998. In addition, total electronic distribution revenue per transaction increased while GDS revenue per transaction decreased as compared to the prior year quarter. The overall increase in revenue per transaction was due to a higher percentage of Internet transactions, which generate more revenue per transaction.

Pegasus Commission Processing revenues increased 13.9% for the three months ended June 30, 1999 compared to the same period in 1998 as a result of a 15.1% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 17.3% for the three months ended June 30, 1999 as compared to the same period in 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

Pegasus Business Intelligence revenues were $420,000 for the three months ended June 30,1999 and were due to the acquisition of Driving Revenue in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

Cost of services. Cost of services increased by $545,000, or 22.6%, to $3.0 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. This increase was offset by reduced costs associated with Pegasus Commission Processing as certain functions that were previously outsourced are now performed in-house at a lower cost.

Research and development. Research and development expenses were $618,000 for the three months ended June 30, 1999, which is consistent with $625,000 for the same period in 1998. Current period research and development expenses were primarily related to the development of business intelligence services.

General and administrative expenses. General and administrative expenses increased $304,000, or 29.3%, to $1.3 million for the three months ended June 30, 1999 from $1.0 million for the same period in 1998. This increase was primarily due to higher office costs including rent, telephone, travel and supplies associated with increased headcount. In addition, accounting and legal expenses increased as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with our growth over the past year.

Marketing and promotion expenses. Marketing and promotion expenses increased $531,000, or 45.1%, to $1.7 million for the three months ended June 30, 1999 from $1.2 million for the same period in 1998. Marketing and promotion expenses increased primarily due to the promotion of our Internet-based distribution services during the quarter as well as marketing our new business intelligence services.

Depreciation and amortization. Depreciation and amortization expenses decreased $203,000, or 26.7%, to $559,000 for the three months ended June 30, 1999 from $762,000 for the same period in 1998. Depreciation and amortization decreased primarily because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. This decrease was partially offset by additional amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998.

Interest income. Interest income increased $480,000, or 73.5%, to $1.1 million for the three months ended June 30, 1999 from $653,000 for the same period in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as a result of our secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments.

Write-off of minority interest investment. In September 1998, Pegasus purchased a minority interest in Intermezzo. The Intermezzo Board of Directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. Pegasus wrote-off $1.1 million in the second quarter of 1999 representing our entire investment in Intermezzo.

Interest expense. Interest expense decreased $30,000, or 73.0%, to $11,000 for the three months ended June 30, 1999 from $41,000 for the same period in 1998. The expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of certain leases.

Income taxes. Income taxes for the three months ended June 30, 1999 reflect federal, state and foreign income taxes payable. Income taxes for the three months ended June 30, 1998 include only state and foreign income taxes payable as the Company was able to realize the benefit of its federal net operating loss carryforwards in 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenues. Net revenues for the six months ended June 30, 1999 increased to $17.6 million from $12.9 million for the six months ended June 30, 1998, an increase of 35.6%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Pegasus Business Intelligence revenues for the six months ended June 30, 1999.

Pegasus Electronic Distribution revenues increased 46.0% for the six months ended June 30, 1999 as compared to the same period in 1998. This increase resulted primarily from an increase in the number of hotel reservations made through our GDS and Internet-based distribution services. In addition, total electronic distribution revenue per transaction increased while GDS revenue per transaction decreased as compared to the prior year period. The overall increase in revenue per transaction was due to a higher percentage of Internet transactions, which generate more revenue per transaction.

Pegasus Commission Processing revenues increased 15.9% for the six months ended June 30, 1999 compared to the same period in 1998 as a result of a 16.8% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 20.5% for the six months ended June 30, 1999 as compared to the same period in 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

Pegasus Business Intelligence revenues were $844,000 for the six months ended June 30,1999 and were due to the acquisition of Driving Revenue in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

Cost of services. Cost of services increased by $942,000, or 20.6%, to $5.5 million for the six months ended June 30, 1999 from $4.6 million for the six months ended June 30, 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. This increase was offset by reduced costs associated with Pegasus Commission Processing as certain functions that were previously outsourced are now performed in-house at a lower cost.

Research and development. Research and development expenses were $1.2 million for the six months ended June 30, 1999 and 1998. Current period research and development expenses were primarily related to the development of business intelligence services.

General and administrative expenses. General and administrative expenses increased $582,000, or 27.8%, to $2.7 million for the six months ended June 30, 1999 from $2.1 million for the same period in 1998. This increase was primarily due to higher office costs including rent, telephone, travel and supplies associated with increased headcount. Pegasus also launched a new corporate identity and branding strategy during the first quarter of 1999, which resulted in additional costs for the transition to our new company logo. In addition, accounting and legal expenses increased as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with our growth over the past year.

Marketing and promotion expenses. Marketing and promotion expenses increased $553,000, or 22.9%, to $3.0 million for the six months ended June 30, 1999 from $2.4 million for the same period in 1998. Marketing and promotion expenses increased primarily due to the promotion of our Internet-based distribution services during the period as well as marketing our new business intelligence services.

Depreciation and amortization. Depreciation and amortization expenses decreased $277,000, or 18.3%, to $1.2 million for the six months ended June 30, 1999 from $1.5 million for the same period in 1998. Depreciation and amortization decreased primarily because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. This decrease was partially offset by additional amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998.

Interest income. Interest income increased $365,000, or 28.2%, to $1.7 million for the six months ended June 30, 1999 from $1.3 million for the same period in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as a result of our secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments.

Interest expense. Interest expense decreased $59,000, or 67.0%, to $29,000 for the six months ended June 30, 1999 from $88,000 for the same period in 1998. The expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of certain leases.

Write-off of minority interest investment. In September 1998, Pegasus purchased a minority interest in Intermezzo. The Intermezzo Board of Directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. Pegasus wrote-off $1.1 million in the second quarter of 1999 representing our entire investment in Intermezzo.

Income taxes. Income taxes for the six months ended June 30, 1999 reflect federal, state and foreign income taxes payable. Income taxes for the six months ended June 30, 1998 include only state and foreign income taxes payable as the Company was able to realize the benefit of its federal net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Pegasus' principal sources of liquidity at June 30, 1999 included cash and cash equivalents of $115.8 million, short-term investments of $17.6 million and restricted cash of $2.3 million. Restricted cash represents funds for travel agency commission checks that have not cleared the processing bank and are returned to Pegasus. The portion of restricted cash amounts not remitted to travel agents will be escheated to the appropriate state, as required. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, sale of capital stock and capital lease financing.

Working capital increased to $136.9 million at June 30, 1999 from $44.4 million at December 31, 1998. Cash provided by operating activities was $7.2 million for the six months ended June 30, 1999 compared to $3.4 million for the same period in 1998 due to our improved operating performance.

Capital expenditures consist of purchases of software, furniture and computer equipment and were $1.7 million for the six months ended June 30, 1999 compared to $797,000 for the same period in 1998.

In May 1999, Pegasus completed a secondary public offering of common stock, raising net proceeds of $84.4 million. Pegasus is currently using the net proceeds from this offering for working capital and other general corporate purposes, with the remaining amount placed in short-term investments. In addition, Pegasus may use the net proceeds to acquire complementary businesses, products, services or technologies; however, we currently have no commitments or agreements regarding any such transaction.

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

State of Readiness. Beginning in July 1997, Pegasus established internally staffed project teams to address year 2000 issues related to services provided to customers as well as any IT and non-IT internal systems supporting our operations. Pegasus has tested and upgraded, if necessary, its systems and processes to comply with the requirements of the year 2000 date transition. Pegasus personnel have researched internal IT and non-IT hardware, software and data issues related to dates and date range processing, and each product line has undergone extensive internal and external testing. Any non-compliant hardware or software discovered during testing has been upgraded or replaced. This process included contacting material third-party suppliers and customers to assess their year 2000 readiness. The following is a table showing our state of year 2000 readiness based on management's assessment:

STATE OF READINESS

Internal IT and Non-IT Systems and Equipment

                                                      Percent               Estimated
        Phase                                         Complete           Completion Date
        -----                                         --------           ---------------
        Awareness                                        100%               Complete
        Assessment of changes required                   100%               Complete
        Remediation or replacement                       100%               Complete
        Testing                                          100%               Complete
        Contingency planning                              75%              October 1999

Suppliers, Customers and Third-Party Providers

                                                      Percent               Estimated
        Phase                                         Complete           Completion Date
        -----                                         --------           ---------------
        Awareness                                       100%                Complete
        Assessment questionnaires                       100%                Complete
        Detail assessment review with third-party
          providers                                     100%                Complete
        Contract review                                 100%                Complete
        Contingency planning                             75%              October 1999
        Testing as applicable                            90%              December 1999

Costs. During the six months ended June 30, 1999, the Company expensed approximately $56,000 in labor costs associated with its year 2000 efforts. For the years ended December 31, 1998 and 1997, Pegasus expensed approximately $258,000 and $108,000, respectively, in labor costs associated with year 2000 efforts. Total labor costs for 1999 related to year 2000 efforts are expected to be less than those incurred in 1998 and comparable to those incurred in 1997. In addition, Pegasus anticipates incurring approximately $13,000 for the lease of additional testing hardware in 1999. In 1998, Pegasus capitalized $48,000 of computer equipment. This computer equipment was purchased to address the year 2000 issue, and upon the completion of year 2000 testing it is anticipated that such equipment will be used to support the growth of the current systems. Pegasus does not anticipate incurring a material amount of additional costs related to the purchase of IT and non-IT hardware for the purpose of addressing the year 2000 issue. Cash required to fund these matters is expected to be generated from operations. To date, no IT development projects have been delayed due to year 2000 remediation efforts.

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


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In May 1999, Pegasus issued and sold 345,723 shares to Bass Hotels and Resorts, Inc. at a purchase price of $7.20 per share resulting in an aggregate purchase price of $2,489,206 pursuant to the exercise of a warrant issued in May 1997 to Holiday Hospitality Corporation, the predecessor of Bass. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and Pegasus believes that this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. On July 6, 1999, a Form S-3 Registration Statement was declared effective by the Securities and Exchange Commission which covers 25,000 shares issued to Bass in connection with the exercise of the warrant. The remainder of the shares issued to Bass remain unregistered.

          The Securities and Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering of Pegasus common stock.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Pegasus held its annual meeting of stockholders on Thursday May 13,1999. At the annual meeting Pegasus stockholders took the following actions:

          i) by a vote of 8,350,855 for and 914,060 withheld for each candidate, the stockholders elected Robert B. Collier, Mark
                    C. Wells and Bruce W. Wolff as Class II directors for a term of three years or until their respective successors are elected and qualified; and

          ii)       by a vote of 5,006,204 for, 2,963,257 against, 30,983
                    abstaining and 1,264,471 non-votes, the stockholders approved amendments to Pegasus' Amended and Restated 1997 Stock Option Plan that increase the number of shares of common stock reserved for issuance under the plan and limit the maximum number of options which may be granted to an individual during a fiscal year to 500,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 27 - Financial Data Schedule

         (b)  REPORTS ON FORM 8-K - Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           PEGASUS SYSTEMS, INC.




         August 11, 1999                          /s/ JOHN F. DAVIS, III
                                                  ------------------------------
                                                             John F. Davis, III,
                                                             President and Chief
                                                               Executive Officer





         August 11, 1999                          /s/ JEROME L. GALANT
                                                  ------------------------------
                                                                Jerome L. Galant
                                                         Chief Financial Officer
                                                  (principal accounting officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBITS
         -------           -----------------------
           27      -       Financial Data Schedule