Form 10-Q
period 1999-09-30
PEGASUS SYSTEMS INC
filed 1999-11-15
CIK 1040261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 5, 1999 was 13,464,369.

                              PEGASUS SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)
                                                                                              PAGE
                                                                                              ----
                  a)  Consolidated Balance Sheets
                           as of September 30, 1999 and December 31, 1998.......................3

                  b)  Consolidated Statements of Operations
                           for the Three Months and Nine Months
                           Ended September 30, 1999 and 1998....................................4

                  c)  Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 1999 and 1998................5

                  d)  Notes to Consolidated Financial Statements................................6

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ......................................9


PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds.....................................17

         Item 6. Exhibits and Reports on Form 8-K..............................................17


SIGNATURES.....................................................................................18

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PEGASUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                        ------------------     -----------------
ASSETS

Cash and cash equivalents                                                  $  88,234,679         $  25,002,185
Restricted cash                                                                2,440,593             2,106,676
Short-term investments                                                        47,658,828            15,768,400
Accounts receivable, net                                                       5,316,292             3,687,518
Other current assets                                                           4,156,980             3,689,254
                                                                           -------------         -------------
      Total current assets                                                   147,807,372            50,254,033

Capitalized software, net                                                      1,361,325               869,619
Property and equipment, net                                                    3,704,811             2,635,068
Goodwill, net                                                                  3,906,312             4,238,071
Other noncurrent assets                                                        2,345,581             2,323,620
                                                                           -------------         -------------
           Total assets                                                    $ 159,125,401         $  60,320,411
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                   $   6,720,981         $   4,715,018
Unearned income                                                                  818,423               258,667
Customer deposits                                                                415,358               347,422
Current portion of capital lease obligations                                     119,335               535,072
                                                                           -------------         -------------
      Total current liabilities                                                8,074,097             5,856,179

Other noncurrent liabilities                                                     115,686               142,380
Capital lease obligations, net of current portion                                   --                  57,634

Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
         zero shares issued and outstanding                                         --                    --
      Common stock, $.01 par value; 50,000,000 shares authorized;
         13,548,452 and 10,653,371 shares issued, respectively                   135,484               106,533
      Additional paid-in capital                                             154,261,031            63,383,905
      Unearned compensation                                                     (334,058)             (615,636)
      Accumulated deficit                                                     (3,100,501)           (8,584,246)
      Less treasury stock (116,484 shares, at cost)                              (26,338)              (26,338)
                                                                           -------------         -------------
           Total stockholders' equity                                        150,935,618            54,264,218
                                                                           -------------         -------------
           Total liabilities and stockholders' equity                      $ 159,125,401         $  60,320,411
                                                                           =============         =============



           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                    ------------------------------      ------------------------------
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Net revenues                                        $ 10,074,763      $  7,802,819      $ 27,635,790      $ 20,751,479

Cost of services                                       3,390,883         2,516,873         8,907,363         7,091,049
Research and development                                 657,969           741,272         1,887,572         1,966,738
Write-off of purchased in-process R&D                       --           1,480,085              --           1,480,085
General and administrative expenses                    1,320,403         1,109,292         3,995,745         3,202,457
Marketing and promotion expenses                       1,526,658         1,190,380         4,499,515         3,610,230
Depreciation and amortization                            614,297           565,573         1,852,800         2,081,309
                                                    ------------      ------------      ------------      ------------
Operating income                                       2,564,553           199,344         6,492,795         1,319,611
Other income (expense):
      Interest income                                  1,579,013           632,136         3,241,254         1,929,184
      Write-off of minority interest investment             --                --          (1,100,110)             --
      Interest expense                                    (7,381)          (33,561)          (36,612)         (122,000)
                                                    ------------      ------------      ------------      ------------
Income before income taxes                             4,136,185           797,919         8,597,327         3,126,795
Income taxes                                           1,406,303            26,248         3,113,582            58,152
                                                    ------------      ------------      ------------      ------------
Net income                                          $  2,729,882      $    771,671      $  5,483,745      $  3,068,643
                                                    ============      ============      ============      ============

Net income per share:
      Basic                                         $       0.20      $       0.07      $       0.46      $       0.29
                                                    ============      ============      ============      ============

      Diluted                                       $       0.20      $       0.07      $       0.43      $       0.27
                                                    ============      ============      ============      ============

Weighted average shares outstanding:
      Basic                                           13,366,188        10,508,023        12,016,077        10,441,834
                                                    ============      ============      ============      ============

      Diluted                                         13,943,674        11,195,206        12,804,850        11,168,105
                                                    ============      ============      ============      ============


           See accompanying notes to consolidated financial statements

                              PEGASUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                           1999              1998
                                                                                       ------------      ------------
Cash flows from operating activities:
     Net income                                                                        $  5,483,745      $  3,068,643
     Adjustments to reconcile net income to net cash from operating activities:
        Windfall tax benefit from employee exercise of non-qualified stock options        2,573,150           281,692
        Depreciation and amortization                                                     1,852,800         2,081,309
        Write-off of minority interest investment                                         1,100,110              --
        Write-off of purchased in-process R & D                                                --           1,480,085
        Recognition of stock option compensation                                            231,582           203,942
        Amortization of premiums on short-term investments                                   64,807            17,816
        Net loss on sales of property and equipment                                          13,260             4,821
        Changes in assets and liabilities:
            Restricted cash                                                                (333,917)         (740,759)
            Accounts receivable                                                          (1,628,774)       (1,735,014)
            Other current and noncurrent assets                                          (1,489,687)         (125,524)
            Accounts payable and accrued liabilities                                      2,073,898           845,233
            Unearned income                                                                 559,756           176,108
            Other noncurrent liabilities                                                    (26,694)           17,928
                                                                                       ------------      ------------
               Net cash provided by operating activities                                 10,474,036         5,576,280
                                                                                       ------------      ------------

Cash flows from investing activities:
     Purchase of software, property and equipment                                        (3,095,750)       (1,268,726)
     Purchase of marketable securities                                                  (54,536,121)      (22,553,383)
     Proceeds from maturity of marketable securities                                     22,580,886        19,763,985
     Purchase of Driving Revenue L.L.C                                                         --          (5,998,366)
     Purchase of minority interest investments                                             (100,110)       (1,500,000)
     Proceeds from sale of property and equipment                                              --              29,887
                                                                                       ------------      ------------
            Net cash used in investing activities                                       (35,151,095)      (11,526,603)
                                                                                       ------------      ------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                                 88,382,924         4,392,387
     Repayment of capital leases                                                           (473,371)         (850,166)
                                                                                       ------------      ------------
        Net cash provided by financing activities                                        87,909,553         3,542,221
                                                                                       ------------      ------------

Net increase in cash and cash equivalents                                                63,232,494        (2,408,102)
Cash and cash equivalents, beginning of period                                           25,002,185        30,166,793
                                                                                       ------------      ------------

Cash and cash equivalents, end of period                                               $ 88,234,679      $ 27,758,691
                                                                                       ============      ============

Supplemental disclosure of cash flow information:

     Interest paid                                                                     $     25,944      $    124,257
                                                                                       ============      ============

     Income taxes paid                                                                 $    140,288      $    191,288
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

       In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1998 on Form 10-K. Pegasus management believes that the disclosures are adequate for interim financial reporting purposes.

2.     EARNINGS PER SHARE

       Basic net income per share for the three and nine months ended September 30, 1999 and 1998 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) using the weighted average number of common shares outstanding.

       Diluted net income per share for the three and nine months ended September 30, 1999 and 1998 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three and nine months ended September 30, 1999 and 1998 were included in the diluted earnings per share (EPS) calculations for the respective periods. Options for 1,000 shares of Pegasus common stock at a strike price of $40.88 were excluded from the diluted EPS calculation for the three months ended March 31, 1999 because they were antidilutive. Options for 6,000 shares of Pegasus common stock at strike prices from $40.88 to $46.75 were excluded from the diluted EPS calculation for the three months ended June 30, 1999 because they were antidilutive. Options for 71,000 shares of Pegasus common stock at strike prices from $37.88 to $46.75 were excluded from the diluted EPS calculation for the three months ended September 30, 1999 because they were antidilutive. The options excluded in 1999 expire from December 2005 to September 2009. All outstanding options and warrants were included in the diluted EPS calculation for the three and six months ended June 30, 1998. Options for 54,000 shares of Pegasus common stock at strike prices from $19.44 to $22.74 were excluded from the diluted EPS calculation for the three months ended September 30, 1998 because they were antidilutive. The options excluded in 1998 expire from December 2005 to December 2006.

       The following table sets forth the basic and diluted EPS computation for the three and nine months ended September 30, 1999 and 1998:

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                              -----------------------------------------------------------
                                                 1999            1998            1999             1998
                                              -----------     -----------     -----------     -----------
Net income                                    $ 2,729,882     $   771,671     $ 5,483,745     $ 3,068,643
                                              ===========     ===========     ===========     ===========

Basic:

   Weighted average number of shares
   outstanding                                 13,366,188      10,508,023      12,016,077      10,441,834
                                              -----------     -----------     -----------     -----------

   Net income per share                       $      0.20     $      0.07     $      0.46     $      0.29
                                              ===========     ===========     ===========     ===========

Diluted:

   Weighted average number of shares
   outstanding                                 13,366,188      10,508,023      12,016,077      10,441,834

   Additional weighted average shares
   from assumed exercise of dilutive
   stock options and warrants, net of
   shares to be repurchased with exercise
   proceeds                                       577,486         687,183         788,773         726,271
                                              -----------     -----------     -----------     -----------

   Weighted average number of shares
   outstanding used in the diluted net
   income per share calculation                13,943,674      11,195,206      12,804,850      11,168,105
                                              -----------     -----------     -----------     -----------

   Net income per share                       $      0.20     $      0.07     $      0.43     $      0.27
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

       The following table presents information about reported segments for the three months ended September 30:

                               Electronic      Commission      Business          Reconciling
                              Distribution     Processing    Intelligence           Items          Total
                              ------------     ----------    -------------       -----------       -----
1999
Net revenues                   $ 4,860,996     $ 4,646,794     $   566,973       $     --       $10,074,763
Depreciation and amortization      304,492          98,528         211,277             --           614,297
Income (loss) before taxes       1,787,001       1,904,407      (1,067,466)       1,512,243       4,136,185

1998
Net revenues                     3,302,538       4,142,894         357,387             --         7,802,819
Depreciation and amortization      334,517         127,627         103,429             --           565,573
Income (loss) before taxes         245,999       1,846,531      (1,884,337)         589,726         797,919

       The following table presents information about reported segments for the nine months ended September 30:

                                Electronic      Commission      Business        Reconciling
                               Distribution     Processing    Intelligence         Items           Total
                              ------------     ----------    -------------       -----------       -----
1999
Net revenues                   $13,168,449     $13,056,684     $ 1,410,657      $      --       $27,635,790
Depreciation and amortization      953,948         287,404         611,448             --         1,852,800
Income (loss) before taxes       3,977,166       5,692,575      (3,053,206)       1,980,792       8,597,327

1998
Net revenues                     8,994,253      11,399,839         357,387             --        20,751,479
Depreciation and amortization      886,442       1,079,033         155,834             --         2,081,309
Income (loss) before taxes         229,113       3,420,704      (2,335,801)       1,812,779       3,126,795

       Reconciling items for the three and nine months ended September 30, 1999 and 1998 include interest income earned on short-term investments. Reconciling items for the nine months ended September 30, 1999 also include a write-off of the Company's investment in Intermezzo Systems, Inc.

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

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company adopted SOP 98-1 effective January 1, 1999.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging and Activities -- Deferral of Effective Date of FAS 133", is effective for the Company's first quarter financial statements in fiscal 2001. Pegasus is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the following discussion, contains certain forward-looking statements that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 1998.

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

Pegasus offers volume-based discounting for GDS distribution fees. The recent consolidation in the hotel industry has resulted in a lower average fee per transaction for our GDS distribution service. Pegasus expects this trend to continue.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net revenues. Net revenues for the three months ended September 30, 1999 increased to $10.1 million from $7.8 million for the three months ended September 30, 1998, an increase of 29.1%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Pegasus Business Intelligence revenues for the three months ended September 30, 1999.

Pegasus Electronic Distribution revenues increased 47.2% for the three months ended September 30, 1999 as compared to the same period in 1998. This increase resulted primarily from a 16.4% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Although GDS revenue per transaction decreased as compared to the prior year quarter, total electronic distribution revenue per transaction increased. The overall increase in revenue per transaction was due to a higher percentage of Internet-based transactions, which generate more revenue per transaction. An increase in subscription fees, implementation fees, advertising and other non-transaction related revenues also contributed to the increase in total revenues.

Pegasus Commission Processing revenues increased 12.2% for the three months ended September 30, 1999 compared to the same period in 1998 as a result of a 22.8% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission

Processing. The value of commissions paid by Pegasus increased 24.9% for the three months ended September 30, 1999 as compared to the same period in 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

Pegasus Business Intelligence revenues increased to $567,000 for the three months ended September 30,1999 from $357,000 for the three months ended September 30, 1998. The increase in business intelligence revenues was due to the acquisition of Driving Revenue in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

Cost of services. Cost of services increased $874,000, or 34.7%, to $3.4 million for the three months ended September 30, 1999 from $2.5 million for the same period in 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. In addition, we incurred costs during the current quarter for enhancing our infrastructure. These enhancements included upgrades to our e-mail and local and wide area networks.

Research and development. Research and development expenses decreased $83,000, or 11.2%, to $658,000 for the three months ended September 30, 1999, from $741,000 for the same period in 1998. The decrease is primarily due to the completion of a major commission processing project in the third quarter of 1998. Current quarter research and development expenses were primarily related to the development of business intelligence services.

Write-off of purchased in-process research and development. During the three months ended September 30, 1998, Pegasus incurred a charge of $1.5 million to write-off purchased in-process research and development related to the acquisition of Driving Revenue L.L.C. in August 1998.

General and administrative expenses. General and administrative expenses increased $211,000, or 19.0%, to $1.3 million for the three months ended September 30, 1999 from $1.1 million for the same period in 1998. This increase was primarily due to higher office costs including rent, telephone, travel and supplies associated with increased headcount. In addition, accounting and legal expenses increased as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with our growth over the past year.

Marketing and promotion expenses. Marketing and promotion expenses increased $336,000, or 28.3%, to $1.5 million for the three months ended September 30, 1999 from $1.2 million for the same period in 1998. Marketing and promotion expenses increased primarily due to the promotion of our commission processing and new business intelligence services. An increase in the number of marketing and sales personnel as well as recruiting and relocation costs related to hiring new employees contributed to higher marketing costs for the current quarter.

Depreciation and amortization. Depreciation and amortization expenses increased $49,000, or 8.6%, to $614,000 for the three months ended September 30, 1999 from $566,000 for the same period in 1998. Depreciation and amortization increased primarily due to additions to property and equipment and additional amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998. This increase was somewhat offset because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. In addition, the former computing platform for Pegasus Electronic Distribution was fully depreciated and replaced earlier this fiscal year with less expensive equipment resulting in lower depreciation expense.

Interest income. Interest income increased $947,000, or 149.8%, to $1.6 million for the three months ended September 30, 1999 from $632,000 for the same period in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as a result of our secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments combined with a shift in our investment portfolio to include tax-exempt securities with lower pre-tax yields.

Interest expense. Interest expense decreased $26,000, or 78%, to $7,000 for the three months ended September 30, 1999 from $34,000 for the same period in 1998. The expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of certain leases.

Income taxes. Income taxes for the three months ended September 30, 1999 reflect federal, state and foreign income taxes payable. Income taxes for the three months ended September 30, 1998 include only state and foreign income taxes payable as the Company was able to realize the benefit of its federal net operating loss carryforwards in 1998. The effective tax rate of approximately 34% for the three months ended September 30, 1999 decreased from the effective tax rate of approximately 38% for the six months ended June 30, 1999. Beginning in the third quarter of 1999, our marketable securities portfolio included tax-exempt securities which reduced our effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net revenues. Net revenues for the nine months ended September 30, 1999 increased to $27.6 million from $20.8 million for the nine months ended September 30, 1998, an increase of 33.2%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Pegasus Business Intelligence revenues for the nine months ended September 30, 1999.

Pegasus Electronic Distribution revenues increased 46.4% for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase resulted primarily from an increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Although GDS revenue per transaction decreased as compared to the prior year period, total electronic distribution revenue per transaction increased. The overall increase in revenue per transaction was due to a higher percentage of Internet-based transactions, which generate more revenue per transaction. An increase in subscription fees, implementation fees, advertising and other non-transaction related revenues also contributed to the increase in total revenues.

Pegasus Commission Processing revenues increased 14.5% for the nine months ended September 30, 1999 compared to the same period in 1998 as a result of a 18.9% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 22.1% for the nine months ended September 30, 1999 as compared to the same period in 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

Pegasus Business Intelligence revenues increased $1.0 million to $1.4 million for the nine months ended September 30,1999 from $357,000 for the same period in 1998. The increase was due to the acquisition of Driving Revenue in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

Cost of services. Cost of services increased by $1.8 million, or 25.6%, to $8.9 million for the nine months ended September 30, 1999 from $7.1 million for the same period in 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. In addition, we incurred costs during the current period for enhancing our infrastructure. These enhancements included upgrades to our e-mail and local and wide area networks. This increase was partially offset by reduced costs associated with Pegasus Commission Processing during the first two quarters of 1999 as certain functions that were previously outsourced were brought in-house at a lower cost during the third quarter of 1998.

Research and development. Research and development expenses were $1.9 million for the nine months ended September 30, 1999 and 1998. Current period research and development expenses were primarily related to the development of business intelligence services while the prior year period included a major commission processing project, which was completed in the third quarter of 1998.

Write-off of purchased in-process research and development. During the nine months ended September 30, 1998, Pegasus incurred a charge of $1.5 million to write-off purchased in-process research and development related to the acquisition of Driving Revenue L.L.C. in August 1998.

General and administrative expenses. General and administrative expenses increased $793,000, or 24.8%, to $4.0 million for the nine months ended September 30, 1999 from $3.2 million for the same period in 1998. This increase was primarily due to higher office costs including rent, telephone, travel and supplies associated with increased headcount. Pegasus also launched a new corporate identity and branding strategy during the first quarter of 1999, which resulted in additional costs for the transition to our new company logo. In addition, accounting and legal expenses increased as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with our growth over the past year.

Marketing and promotion expenses. Marketing and promotion expenses increased $889,000, or 24.6%, to $4.5 million for the nine months ended September 30, 1999 from $3.6 million for the same period in 1998. Marketing and promotion expenses increased primarily due to the promotion of our commission processing services, our Internet-based distribution services and our new business intelligence services. An increase in the number of marketing and sales personnel as well as the related recruiting and relocation costs contributed to higher marketing costs for the nine months ended September 30, 1999.

Depreciation and amortization. Depreciation and amortization expenses decreased $229,000, or 11.0%, to $1.9 million for the nine months ended September 30, 1999 from $2.1 million for the same period in 1998. Depreciation and amortization decreased primarily because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. In addition, the former computing platform for Pegasus Electronic Distribution was fully depreciated and replaced earlier this fiscal year with less expensive equipment resulting in lower depreciation expense. This decrease was somewhat offset by additions to property and equipment and additional amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998.

Interest income. Interest income increased $1.3 million, or 68.0%, to $3.2 million for the nine months ended September 30, 1999 from $1.9 million for the same period in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as a result of our secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments combined with a shift in our investment portfolio to include tax-exempt securities with lower pre-tax yields.

Interest expense. Interest expense decreased $85,000, or 70.0%, to $37,000 for the nine months ended September 30, 1999 from $122,000 for the same period in 1998. The expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of certain leases.

Write-off of minority interest investment. In September 1998, Pegasus purchased a minority interest in Intermezzo. The Intermezzo Board of Directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. Pegasus wrote-off $1.1 million in the second quarter of 1999 representing our entire investment in Intermezzo.

Income taxes. Income taxes for the nine months ended September 30, 1999 reflect federal, state and foreign income taxes payable. Income taxes for the nine months ended September 30, 1998 include only state and foreign income taxes payable as the Company was able to realize the benefit of its federal net operating loss carryforwards in 1998. The effective tax rate of approximately 36% for nine months ended September 30, 1999 decreased from the effective tax rate of approximately 38% for the six months ended June 30, 1999. Beginning in the third quarter of 1999, our marketable securities portfolio included tax-exempt securities which reduced our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Pegasus' principal sources of liquidity at September 30, 1999 included cash and cash equivalents of $88.2 million, short-term investments of $47.7 million and restricted cash of $2.4 million. Restricted cash represents funds for travel agency commission checks that have not cleared the processing bank and are returned to Pegasus. The portion of restricted cash amounts not remitted to travel agents is escheated to the appropriate state, as required. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, sale of capital stock and capital lease financing.

Working capital increased to $139.7 million at September 30, 1999 from $44.4 million at December 31, 1998. Cash provided by operating activities was $10.5 million for the nine months ended September 30, 1999 compared to $5.6 million for the same period in 1998 due to our improved operating performance.

Capital expenditures consist of purchases of software, furniture and computer equipment as well as internally developed software costs and were $3.1 million for the nine months ended September 30, 1999 compared to $1.3 million for the same period in 1998.

In May 1999, Pegasus completed a secondary public offering of common stock, raising net proceeds of $84.4 million. Pegasus is currently using the net proceeds from this offering for working capital and other general corporate purposes, with the remaining amount placed in short-term investments. In addition, Pegasus may use the net proceeds to acquire complementary businesses, products, services or technologies. The Company from time to time discusses possible transactions with third parties which, if agreed to and consummated, could be material to Pegasus and its liquidity position. We expect such discussions to continue for the foreseeable future although there can be no assurance that any such discussions will result in any definitive agreement(s) or completed transaction(s).

Pegasus has had extensive discussions with a private company to acquire the company for a combination of cash, Pegasus common stock and debt in a transaction that would be material to Pegasus and its liquidity position. Pegasus expects to enter into a definitive agreement and announce the transaction in the near future although there can be no assurance that such an agreement will be reached. Except for the impact of this transaction, Pegasus believes that its existing cash and liquidity position combined with expected operating cash flows are sufficient to adequately manage the operation of Pegasus' currently owned business in the foreseeable future.

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

STATE OF READINESS

Internal IT and Non-IT Systems and Equipment

                                                                   Percent            Estimated
        Phase                                                     Complete         Completion Date
        -----                                                     --------         ---------------
        Awareness                                                   100%               Complete
        Assessment of changes required                              100%               Complete
        Remediation or replacement                                  100%               Complete
        Testing                                                     100%               Complete
        Contingency planning                                        100%               Complete

Suppliers, Customers and Third-Party Providers

                                                                  Percent             Estimated
        Phase                                                     Complete         Completion Date
        -----                                                     --------         ---------------
        Awareness                                                   100%               Complete
        Assessment questionnaires                                   100%               Complete
        Detail assessment review with third-party
          providers                                                 100%               Complete
        Contract review                                             100%               Complete
        Contingency planning                                        100%               Complete
        Testing as applicable                                        95%             December 1999

Costs. During the nine months ended September 30, 1999, the Company expensed approximately $84,000 in labor costs associated with its year 2000 efforts. For the years ended December 31, 1998 and 1997, Pegasus expensed approximately $258,000 and $108,000, respectively, in labor costs associated with year 2000 efforts. Total labor costs for 1999 related to year 2000 efforts are expected to be less than those incurred in 1998 and comparable to those incurred in 1997. In addition, Pegasus anticipates incurring approximately $13,000 for the lease of additional testing hardware in 1999. In 1998, Pegasus capitalized $48,000 of computer equipment. This computer equipment was purchased to address the year 2000 issue, and upon the completion of year 2000 testing it is anticipated that such equipment will be used to support the growth of the current systems. Pegasus does not anticipate incurring a material amount of additional costs related to the purchase of IT and non-IT hardware for the purpose of addressing the year 2000 issue. Cash required to fund these matters is expected to be generated from operations. To date, no IT development projects have been delayed due to year 2000 remediation efforts.

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

Pegasus has developed operational contingency and coverage plans for the December 31, 1999 to January 1, 2000 date rollover. In addition, Pegasus will have key staff members on site at both our Phoenix data center and our Dallas headquarters to monitor and test systems during the date rollover.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS --

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


                                                           PEGASUS SYSTEMS, INC.




         November 15, 1999                                /s/ JOHN F. DAVIS, III
                                                          ----------------------

                                                             John F. Davis, III,
                                                             President and Chief
                                                               Executive Officer





         November 15, 1999                                  /s/ JEROME L. GALANT
                                                            --------------------

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