Form 10-K
period 1999-12-31
PEGASUS SYSTEMS INC
filed 2000-03-10
CIK 1040261

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 9, 2000 of voting stock held by non-affiliates of the registrant was $468,575,654.

     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 9, 2000 was 20,353,135.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of our definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 2, 2000 are incorporated by reference into Part III of this Form 10-K. We disclaim incorporation by reference of information contained on any Internet site.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Except as expressly indicated or the context otherwise requires, the "Company," "Pegasus," "we," "our" or "us" when used in this report refers to Pegasus Systems, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including those listed herein under "Risk Factors".

OVERVIEW

     Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence.

     - Pegasus Electronic Distribution improves the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions. Pegasus Electronic Distribution consists of our GDS distribution service and Internet-based distribution services, which include TravelWeb.com, the private-label reservation service and other Internet-based distribution services.

     - Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments in the customer's currency of choice and providing comprehensive transaction reports.

     - Pegasus Business Intelligence provides database marketing and consulting services and is being expanded to provide services that search and organize data into meaningful information for competitive analysis and strategic planning for the hotel industry.

In 1999, approximately 47%, 48% and 5% of Pegasus' consolidated revenue was derived from Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence, respectively.

INDUSTRY BACKGROUND

     The room reservation and commission payment processes in the hotel industry are complex and information intensive. Making a hotel room reservation requires significant amounts of data, such as room rates, features and availability. This complexity is compounded by the need to confirm, revise or cancel room reservations, which generally requires that multiple parties have ongoing access to real-time reservation information. Similarly, the process of reconciling and paying hotel commissions to travel agencies is based on transaction-specific hotel data. Furthermore, this process consists of a number of relatively small payments to travel agencies that often include payments in multiple currencies. In addition, information regarding guest cancellations and "no-shows" needs to be accurately communicated between hotels and travel agencies in order to reconcile commission payments.

     Reservations for hotel rooms are made either directly by individual travelers or indirectly through intermediaries. Individual travelers typically make direct reservations by traditional methods such as telephoning or faxing a hotel to ascertain room rates, features and availability and to make reservations. Increasingly, individual travelers are conducting all aspects of this transaction through hotel and travel-related websites. Intermediaries for hotel room reservations, including travel agencies, convention and other large meeting organizers and corporate travel departments, access hotel information either by telephone or fax or through a global distribution system. Global distribution systems, such as Sabre and Galileo, are primarily mainframe-based systems that are connected through communications links to travel agencies and other intermediaries. Global distribution systems maintain databases of room rates, features and availability information provided by hotels to which they are connected. Because each global distribution system has a unique electronic interface to hotel reservation systems, each global distribution system can be used to obtain room information and book rooms only at hotels that have developed protocols and message formats compatible with that particular global distribution system.

     Hotels depend upon room distribution information to assist in marketing and pricing hotel rooms. However, much of the information currently available regarding hotel room distribution does not contain current information or in-depth detail about guest behavior. It also is not customized to contain the information that is valuable to a particular user. Furthermore, it may reflect events or industry patterns that occurred months in the past and as a result may not be as useful.

     A number of current trends are affecting the hotel industry:

     - The hotel industry has been shifting from manual to electronic means of making hotel room reservations. As more hotels become electronically bookable, Pegasus expects that electronic hotel room reservations will grow substantially in the United States and internationally over the next several years.

     - A growing number of individual travelers are making hotel room reservations electronically on the Internet.

     - Smaller hotel chains and independent hotels increasingly have affiliated with larger hotel chains through a process known in the industry as "branding" or "reflagging." This global consolidation process produces economies of scale and increases the global penetration of larger hotel chains, many of which are Pegasus customers.

     - Hotel commissions are becoming increasingly important to travel agencies as a source of revenue. Travel agencies are looking to increase their revenue by making more hotel room reservations to offset the effects of increased competition among travel agencies, new competition from emerging travel service distribution channels such as the Internet and ceilings on commissions for airline reservations, which historically have been the leading revenue source for travel agencies.

     - Participants in the travel industry increasingly desire detailed, customized information regarding hotel room distribution that can be delivered in a timely manner.

PEGASUS SOLUTION

     Pegasus provides information and transaction processing services that improve the efficiency and effectiveness of the hotel room reservation and commission payment processes. Pegasus Electronic Distribution enhances the electronic hotel room reservation process by providing a single electronic communication interface that enables individual travelers and intermediaries to access hotel room inventory information and conduct reservation transactions. Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for hotels and travel agencies by consolidating commissions into one payment in the travel agency's currency of choice and by providing comprehensive transaction reports. Pegasus Business Intelligence is intended to provide detailed and timely hotel information that is valuable to a wide variety of audiences in the global hotel industry from hotel chains to travel industry marketing groups to corporate travel departments.

     Our services benefit many of the participants in the hotel room distribution process. Travel industry participants that benefit from these services range from hotels to travel agencies and hotel representation firms, to global distribution systems, convention and other large meeting organizers, corporate travel departments and websites with travel-related features. Hotel representation firms are companies that assist hotels in marketing and sales. Our strategic position as a gateway in the hotel room distribution chain, our transaction processing capabilities and our reputation for reliability and neutrality enable us to offer a range of services delivering industry-wide benefits that are difficult for industry participants to achieve individually. Because we process transactions from a wide variety of sources, we are well positioned to capitalize on the overall growth in electronic hotel reservations, whether made through global distribution systems, the Internet or other means.

STRATEGY

     Our goal is to be the leading provider of information services and technology in the distribution of hotel rooms. We believe that our central role in the hotel industry room reservation process positions us to achieve this goal. Key elements of our strategy include the following:

     - Expand Hotel Room Distribution Channels. We are expanding our service offerings to include additional distribution channels, such as hotel room reservation services for individual travelers over the Internet, for convention and other large meeting organizers and for corporate travel departments. We are addressing this online distribution opportunity through increasing the capability and consumer awareness of our TravelWeb.com website and expanding the use by third-party websites of our private-label reservation service. Our services are intended to provide transaction fee revenue opportunities through virtually all of the distribution channels by which electronic hotel room reservations occur.

     - Develop and Expand Pegasus Business Intelligence. We intend to continue to develop and expand Pegasus Business Intelligence. This service is intended to provide hotel and other industry participants with hotel transaction information for use in strategic analysis, market tracking, improved target marketing and revenue optimization. We recently acquired and are developing software and technology to enhance our ability to gather and process hotel checkout data for Pegasus Business Intelligence.

     - Build Strategic Alliances and Pursue Acquisition Opportunities. To enhance the functionality and market presence of our services, we intend to build strategic alliances with other participants in the hotel industry, including those providing financial information services, information technology services and travel related Internet-based services. We believe that these relationships will increase brand recognition of our services and help to expand our customer base. We will also seek to acquire assets, technology and businesses that provide complementary services or access to new markets and customers.

     - Expand Customer Base. Our established customer base includes hotels, hotel representation firms, travel agencies, global distribution systems and third-party websites. We intend to expand our customer base domestically and internationally by adding customers and by cross-selling new and existing services to our current and future customers. Because of the fixed nature of many of our costs, the addition of new customers and the increase in transaction volumes of new and existing customers would enhance the profitability of our services.

SERVICES

     Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence.

  PEGASUS ELECTRONIC DISTRIBUTION

     Pegasus Electronic Distribution consists of the GDS distribution service and Internet-based distribution services.

     GDS distribution service

     Our GDS distribution service provides an electronic interface for communications concerning hotel reservation information between major global distribution systems and reservation systems maintained by hotels and hotel chains. These reservation systems, consisting of both hardware and software, are commonly referred to as central reservation systems. This electronic interface enables a hotel to connect to major global distribution systems without having to build and maintain a separate interface for each global distribution system. Without Pegasus' GDS distribution service or a similar service, hotel chains that desire their room inventory to be accessible to travel agencies electronically on a global distribution system must develop protocols and message formats compatible with each global distribution system, a process that entails significant time and expense. Alternatively, hotels may rely more heavily on less-automated means, such as traditional toll-free telephone reservation centers with higher processing costs. The technology underlying the

GDS distribution service enables the processing of hotel room reservations and transmits daily millions of electronic status messages, which are used to update room rates, features and availability on global distribution system databases. Many participating hotels also utilize our GDS distribution service to provide travel agencies with direct access to a hotel's central reservation system, bypassing the global distribution system databases to obtain the most complete and up-to-date hotel room information available.

     Hotels using the GDS distribution service improve the efficiency of their central reservation systems and reduce costs by not having to develop and maintain separate hardware and software that is compatible with each global distribution system. Through the GDS distribution service, participating hotels gain access to a wide audience of travel agencies worldwide that are connected to global distribution systems. Participating hotels also can provide better customer service due to the ability to frequently update hotel room information on global distribution system databases in a fast and reliable manner. The GDS distribution service benefits travel agencies that use global distribution systems by providing real-time access to detailed hotel room information and enabling them to make reservations and receive confirmations in seconds from over 29,000 hotel properties worldwide.

     Pegasus charges its hotel customers a fee based on the number of net reservations processed through the GDS distribution service. In addition, hotels pay fees for status messages sent to global distribution systems through the GDS distribution service. New participants in the GDS distribution service may be charged one-time set-up fees for work associated with the implementation of the interface with the GDS distribution service. Pegasus also charges some global distribution systems a fee based on the number of net reservations or the number of hotel links in place as compensation for Pegasus' management and consolidation of multiple interfaces. Pegasus electronic distribution technology enables Pegasus to enhance its revenue base by providing the information and reservation capabilities for its other hotel reservation services, including TravelWeb.com, private-label reservation, meeting and convention and corporate travel services.

    Internet-based distribution services

     Our Internet-based distribution services include TravelWeb.com, the private-label reservation service, the meetings and conventions service and the corporate travel service. These services enable travelers to make reservations electronically at approximately 32,000 properties in 180 countries as of December 31, 1999.

     TravelWeb.com. Located at www.travelweb.com, TravelWeb.com provides individual travelers direct access to online hotel information and the ability to make reservations on the Internet. Individual travelers traditionally obtain information or reserve a room by contacting a hotel directly by telephone or fax or indirectly through intermediaries, such as travel agencies, convention and other large meeting organizers and corporate travel departments. As a result, an individual traveler cannot easily obtain information from a wide range of hotel properties in a timely manner. TravelWeb.com provides travelers with detailed information regarding a wide array of hotel properties. Furthermore, through the use of Pegasus electronic distribution technology, TravelWeb.com allows travelers to reserve a hotel room and receive a confirmation in seconds. In addition to hotel room reservations, TravelWeb.com offers airline booking capabilities.

     TravelWeb.com benefits hotels, hotel representation firms and individual travelers. TravelWeb.com reduces hotel room reservation costs for hotels and hotel representation firms compared to traditional hotel room reservation methods. TravelWeb.com also enables access to an emerging low cost distribution channel. In addition, TravelWeb.com provides an inexpensive method of publishing and distributing comprehensive and up-to-date hotel marketing information with an attractive presentation format featuring visual images and graphics. Hotels can easily add, delete and update information using the "remote author" feature. This feature enables hotels to take advantage of the real-time nature of the Internet to offer flexible pricing and to reach individual travelers on a worldwide basis quickly and inexpensively. TravelWeb.com benefits individual travelers by providing electronic access, 24 hours a day, seven days a week, to shop for and reserve a hotel room in one or more of the thousands of hotel properties online. Furthermore, individual travelers are able to gain detailed information about a hotel property and its special promotional offers through the rich information content available on TravelWeb.com.

     Pegasus derives its TravelWeb.com revenues by charging participating hotels a fee for subscribing to the service and a combination of transaction fees or commissions. Transaction fees are based on the number of net reservations made at participating properties through TravelWeb.com, and commissions are based on the value of the guest stay for reservations booked through TravelWeb.com.

     Private-label reservation service. Our private-label reservation service is a service targeted to customers that are operators of travel-related websites, such as Expedia.com and TravelNow.com. This service provides websites with our online distribution database and electronic hotel room reservation functionality. To conduct Internet-based electronic commerce successfully, website operators must offer a content set that is sufficiently broad, accurate, up-to-date, graphically appealing and useful to attract buyers to the website. Typically, the development of such a content set is expensive and time consuming. Furthermore, in addition to providing individual travelers with access to useful and graphically appealing information, the website operator must offer individual travelers the capability to make a reservation in order to generate a transaction fee. The private-label reservation service offers website operators a detailed and comprehensive set of hotel information and a simple and fast method of making a hotel room reservation online. The private-label reservation service provides a customized hotel database that appears to the user to be the database of the third-party website. Additionally, the third-party website establishes a connection to the Pegasus electronic distribution technology that enables users of the website to shop and query room availability, electronically make a reservation and receive a confirmation in seconds.

     Pegasus' hotel customers benefit from the private-label reservation service because it more broadly disseminates, through the Internet at a lower cost, the same marketing information available on TravelWeb.com. As a result, hotels need only incur the effort and expense of creating and maintaining their information on a single website to reach multiple Internet distribution points and achieve increased visibility. Furthermore, the private-label reservation service provides hotel customers an inexpensive means to distribute and publish visually attractive marketing information and Internet-specific promotions. Hotels offering their own brand-specific websites also can have their own content delivered to their websites from Pegasus' online distribution database and process reservation requests from their websites through Pegasus' booking engine. Third-party website users and operators benefit from the private-label reservation service through immediate access to the rich content of TravelWeb.com. Furthermore, because users of the third-party websites can book hotel rooms and receive confirmations in seconds through the Pegasus electronic distribution technology, this service affords third-party website operators the opportunity to generate a transaction fee revenue stream.

     For reservations that originate on websites using the private-label reservation service, Pegasus charges transaction fees based on the number of net reservations made at participating properties. Private-label reservation customers also pay initial development fees and either monthly maintenance or subscription fees. Initial development fees are for establishing an electronic communication link between the hotel's central reservation system and third-party websites. Maintenance fees are for managing the communication link and the online distribution database. Subscription fees are based on the number of properties listed on Pegasus' online distribution database.

     Other Internet-based distribution services. Our meetings and conventions service automates the processing of hotel reservations for conventions and large meetings. The manual process traditionally used to reserve hotel rooms for these events is information-intensive and inefficient and frequently leads to inaccurate and delayed information and overbooking or underbooking. With our meetings and conventions service, convention and other large meeting organizers are able to electronically transfer reservation requests through Pegasus to book a room in each hotel central reservation system. Pegasus' meetings and conventions service eliminates the need to deliver rooming lists for manual entry on a hotel's reservation system and allows hotels to deliver reservations and confirmations electronically in a fast and reliable manner.

     Pegasus' meetings and conventions service benefits all parties involved in hotel room distribution for conventions and large meetings. Since reservations are made through the Pegasus electronic distribution technology rather than manually, reservations, modifications and cancellations are received earlier and updated more frequently and efficiently. The meetings and conventions service provides convention and other large meeting organizers a single connection to multiple hotel properties and enables them to make fast, accurate and reliable hotel room reservations and receive confirmations at reduced cost. The meetings and conventions service also assists hotels in controlling their room inventory by reducing the risk of overbooking or underbooking and allows hotels to reduce the booking costs related to convention reservations. Pegasus estimates that the majority of these types of reservations are made at five major hotel chains. These hotel chains include Hilton, Hyatt, Marriott, Sheraton and Westin, and their facilities are designed for and cater to large conventions and meetings. Because all five of these chains are GDS distribution service customers, Pegasus is positioned to take advantage of the existing connectivity with these chains to facilitate the development and marketing of the meetings and conventions service.

     Pegasus' corporate travel service provides corporate travel departments with electronic hotel room inventory information and room reservation capability by connecting these features with corporate intranet travel management software. With the corporate travel service, corporate travelers are able to check availability and make hotel reservations within seconds at hotel chains or properties with which the traveler's employer has negotiated rates. Our corporate travel service enables corporate travel departments to have access to the customized information negotiated with hotel chains and properties to facilitate hotel room reservations. Furthermore, this information can be fully integrated into other components of the intranet site and facilitate the creation of passenger name records and detailed profile information.

     Pegasus' corporate travel service will benefit hotels by providing an additional hotel room distribution channel and enabling targeted marketing efforts directed at corporate travel departments. Hotels will also be able to reduce distribution costs for corporate room sales and better update information and respond to reservation requests from corporate travelers compared to traditional hotel room reservation methods, such as telephone or facsimile. Pegasus markets this service to developers of corporate travel software programs and to travel agencies that operate intranet travel management services. Our corporate travel service is intended to provide benefits to travel agencies and companies by decreasing the amount of time necessary to arrange a business trip, improving travel information reporting and helping to ensure that employees comply with company travel policies.

     Pegasus has not received a material amount of revenue from the private-label reservation service for corporate travel or the meetings and conventions service to date, and there can be no assurance that these services will produce material revenues in the future.

  PEGASUS COMMISSION PROCESSING

     Pegasus Commission Processing is the largest provider of travel agency commission processing services in the hotel industry having as its customers four of the five largest travel agencies according to Travel Weekly and nine of the ten largest hotel chains based on total number of rooms. Over 25,000 properties and over 85,000 travel agencies are registered as Pegasus Commission Processing participants as of December 31, 1999.

     Typically, a hotel pays to the travel agency that made the hotel reservation a commission of approximately 10% of the room rate paid by a hotel guest. However, the payment process related to these commissions historically has been costly and inefficient. The process has consisted of numerous checks in small amounts and little information regarding the basis from which the commission was calculated. Furthermore, communication between hotels and travel agencies regarding payable commissions generally has not been effective. Often guest cancellations or "no-shows" would not be reported, and travel agencies would expect a commission when in fact none was due. As a result, travel agencies lacked the necessary resources to reconcile commission payments effectively.

     Pegasus Commission Processing streamlines the commission payment process by consolidating into a single payment the aggregate commissions owed by participating hotels to each participating travel agency during a payment period. Additionally, Pegasus Commission Processing offers a service to pay commissions on behalf of hotels to travel agencies that are not Pegasus Commission Processing participants.

     Pegasus Commission Processing benefits hotels by providing an incentive to travel agencies to make reservations at participating hotels in countries other than their own because Pegasus Commission Processing disburses checks denominated in each travel agency's currency of choice. However, Pegasus does not receive significant revenues or incur significant expenses in foreign currencies. Furthermore, Pegasus Commission Processing provides monthly and quarterly marketing reports and statistics that allow the hotel to identify and market more effectively to those travel agencies that provide the hotel with the majority of its guests. The hotel also benefits from Pegasus Commission Processing's customer relations center, which allows travel agency inquiries regarding commissions to be resolved by Pegasus rather than by the hotel itself.

     Additionally, Pegasus Commission Processing benefits travel agency participants. The single check that Pegasus Commission Processing delivers for a particular payment period reduces the staff time spent processing multiple checks and deposit slips, eliminates bank fees for multiple deposits and currency exchanges for checks issued in foreign currency. Pegasus Commission Processing also is designed to improve the travel agency's ability to manage cash flow. Pegasus Commission Processing delivers a monthly report that allows the travel agency to confirm commissions paid, follow customers' reservation habits and reduce expenses associated with collection and with tracking cancellations and "no-shows." Pegasus Commission Processing's customer relations center provides prompt responses to agency inquiries and can substantially reduce the time and cost of reconciling outstanding commissions. Our optional services for electronic payment and reconciliation of commissions provide travel agencies with immediate access to funds and further reduce commission reconciliation costs.

     Pegasus Commission Processing maintains a website that provides a comprehensive description of its services. The website also provides a complete listing of all of the hotels that have committed to paying hotel commissions through Pegasus Commission Processing. Moreover, travel agencies can subscribe to an executive summary report that can be used to evaluate the travel agency's activity with a particular hotel to assist with commission negotiations, among other matters.

     Pegasus charges each participating travel agency a service fee based on a percentage of the commissions paid by hotels and hotel chains that are processed by Pegasus on behalf of the travel agency. Pegasus also generally charges a participating hotel a fee based on the number of commissionable transactions processed by Pegasus for that hotel.

  PEGASUS BUSINESS INTELLIGENCE

     Pegasus Business Intelligence provides hotel database marketing and consulting services. Pegasus Business Intelligence also is being expanded to provide services that search and organize data into meaningful information for competitive analysis and strategic planning for the hotel industry. Pegasus Business Intelligence is intended to provide information for a wide variety of audiences in the global hotel industry, from hotel chains to travel industry marketing groups to corporate travel departments. This service compiles data regarding hotel guests and their use of hotels and organizes that data into meaningful information. Pegasus Business Intelligence intends to provide other information services, including comparing a hotel's daily room and occupancy rates with that of its competition. Pegasus Business Intelligence also intends to provide industry trend reports and guest behavior data in an automated, timely format for hotels and hotel marketing companies. Furthermore, Pegasus Business Intelligence intends to provide data in an electronic format to individual travelers or corporate travel departments regarding a particular stay at a hotel, together with information provided by payment card companies, to facilitate automated expense reporting or to ensure travel policy adherence.

COMPETITION

     We compete in a market for hotel-related transaction processing and electronic commerce services that is rapidly evolving, intensely competitive and characterized by continually changing technology and industry standards.

  PEGASUS ELECTRONIC DISTRIBUTION

     GDS distribution service

     Our GDS distribution service competes with third-party service providers such as WizCom International, Ltd. Customers may change their electronic reservation interface to WizCom, to another similar service or to hotels directly. Also, some hotels have established a direct connection to one or more global distribution systems rather that through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass Pegasus' intermediary position and eliminate the need to pay our fees. Other hotel room distribution services such as the growing Internet-based services also have a competitive impact. Several factors affecting the competitive success of our GDS distribution service include:

     - Reliability

     - Pricing structure

     - The number of hotel properties using the service

     - The ability to provide a neutral, comprehensive interface between hotels and other participants in the distribution of hotel rooms

     - The ability to develop new technological solutions

     Internet-based distribution services

     Our TravelWeb.com, private-label reservation service and other Internet-based services face competition in the online hotel room reservation business from current competitors as well as potential new entrants, including other websites. Several competitors have websites offering a more comprehensive range of travel opportunities than we do. These websites include Preview Travel, Travelocity, Expedia.com and TravelNow.com. The costs of entry into the Internet hotel room reservation business are relatively low. There can be no assurance that our Internet-based distribution services will compete successfully.

  PEGASUS COMMISSION PROCESSING

     Pegasus Commission Processing faces competition principally from National Processing Company, Citicorp and Perot Systems, Inc. National Processing Company has traditionally provided car rental and cruise line commission processing services. Citicorp and Perot Systems, Inc. have provided commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of Pegasus Commission Processing can decide to process commission payments without, or in competition with, Pegasus Commission Processing. Furthermore, while Pegasus Commission Processing has agreements with all of its hotel customers, most of its travel agency customers are not bound by any written agreement with us. If a significant portion of these customers stop using Pegasus Commission Processing, it could have a material adverse effect on our business, operating results and financial condition.

  PEGASUS BUSINESS INTELLIGENCE

     Pegasus Business Intelligence principally competes with Smith Travel Research, Global Marketing Services and Group 1 Software, Inc., each of which currently provides information services to hotels. Additionally, accounting firms and other businesses currently or may in the future provide information services similar to our current or future service offerings. Competitors may have existing customer relationships that create an obstacle to our acquiring new customers. The current or future information service offerings of existing competitors or new competitors may reduce the attractiveness of Pegasus Business Intelligence services.

INTELLECTUAL PROPERTY

     We are continually developing new processing technology and enhancing existing proprietary technology. We have no patents. We primarily rely on a combination of copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology.

     While any misappropriation of our intellectual property could have a material adverse effect on our competitive position, we believe that protection of proprietary rights is less significant to our business than the continued pursuit of our operating strategies and other factors, such as our relationship with industry participants and the experience and abilities of our key personnel.

     We have registered "UltraSwitch," "TravelWeb," "UltraAccess," "HCC Hotel Clearing Corporation," "HCC Link," "HCC Cash," "UltraRes," "Click-It Weekends," "Pegasus Systems, Inc." and "Chain Link" as United States federal trademarks, and an application to register "Powered by Pegasus" is pending with the United States Patent and Trademark Office. Trademark applications for "TravelWeb" and "Powered by Pegasus" also have been filed in Canada and Europe.

RESEARCH AND DEVELOPMENT

     Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. As of February 29, 2000, we employed 110 people in our information technology group and from time to time, supplement their efforts by using independent consultants and contractors. This group is comprised of information technology, services development, technical services and product support personnel. Our total research and development expense was $2.4 million, $4.2 million and $2.5 million for 1999, 1998 and 1997, respectively. The research and development expenses for 1998 included a $1.5 million write-off of purchased in-process research and development related to the acquisition of Driving Revenue L.L.C.

EMPLOYEES

     At February 29, 2000, we had 172 employees, 165 of which were located in the United States, with 110 persons in the information technology group, 39 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. We had 7 employees in England performing international sales activities. We have no unionized employees. We believe that our employee relations are satisfactory.

RISK FACTORS

  WE ARE GROWING RAPIDLY AND MAY NOT HAVE THE RESOURCES TO EFFECTIVELY MANAGE ADDITIONAL GROWTH.

     Our recent growth and potential future growth have placed significant demands on management as well as on our administrative, operational and financial resources. Expanding our business to take advantage of new market opportunities will require significant management attention and financial resources. To manage additional growth we must:

     - Expand our sales, marketing and customer support organizations

     - Attract and retain additional qualified personnel

     - Expand our physical facilities

     - Invest in the development or enhancement of our current services and develop new services that meet changing industry needs

     - Develop systems, procedures or controls to support the expansion of our operations

Our inability to manage any additional growth could have a material adverse effect on our business, operating results and financial condition.

  BECAUSE OUR EXPENSES ARE LARGELY FIXED AND WE CANNOT ACCURATELY PREDICT OUR COMPETITIVE ENVIRONMENT, UNEXPECTED REVENUE SHORTFALLS AND QUARTERLY VARIATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     Our expense levels are based primarily on our estimate of future revenues and are largely fixed. In the future, we may not accurately predict the introduction of new or enhanced services by us or our competitors or the degree of customer acceptance of new services. We may also be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. In addition, our past and future operating results vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts or investors. Any significant shortfall in revenues in relation to our planned expenditures would reduce, and possibly eliminate, any operating income. Due to the fixed nature of our costs, and because operating costs are based on anticipated revenues, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any fiscal quarter or unanticipated variation in the recognition of revenues can cause significant variations in operating results from quarter to quarter. This could result in losses in some future quarter or have a material adverse effect on our business, operating results and financial condition. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

  LOSS OF OUR ARRANGEMENTS WITH KEY CUSTOMERS OR THIRD-PARTY SERVICE ARRANGEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is dependent upon our customer arrangements with hotel chains, hotel representation firms, travel agencies, travel agency consortia and global distribution systems. In the future, we may be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources. We have not entered into any written agreements with most of our travel agency customers relating to Pegasus Commission Processing. We also rely on third parties to provide consolidation, remittance and worldwide currency exchange services for Pegasus Commission Processing and for facility maintenance and disaster recovery services for the computer and communications systems used in all of our services. If we are unable to renew or extend our contracts with current third-party service providers or enter into contracts with alternate service providers on favorable terms, it could have a material adverse effect on our business, operating results and financial condition.

  OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW TECHNOLOGIES AND SERVICES TO MEET THE CHANGING NEEDS OF THE PARTICIPANTS IN THE INTENSELY COMPETITIVE HOTEL INDUSTRY.

     Our future success depends on our ability to develop leading technologies, enhance our existing services and develop and introduce new services. In particular, our technologies and services must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If we are unable to develop and introduce new services or enhance existing services on a timely and cost-effective basis or if new services do not achieve market acceptance, it could have a material adverse effect on our business, operating results and financial condition.

  OUR SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL.

     Our success depends on the continued service of our executive officers and other key personnel, including our President, John F. Davis, III, and our Chief Operating Officer, Joseph W. Nicholson. Even though we currently have "key-man" insurance covering Messrs. Davis and Nicholson, this insurance amount may not adequately compensate for the loss of their services. We believe that our future business results also depend on our ability to identify, attract, motivate and retain skilled technical personnel. Competition for personnel in the electronic commerce industry is intense. We cannot guarantee that we will be able to successfully identify, attract, motivate and retain other highly-skilled personnel in a timely and effective manner. Our failure to retain our officers and key personnel or to recruit new personnel could have a material adverse effect on our business, operating results and financial condition.

  AS NEARLY ALL OF OUR REVENUES ARE DERIVED FROM THE HOTEL INDUSTRY, A DOWNTURN IN THE HOTEL INDUSTRY WOULD LIKELY ADVERSELY AFFECT OUR BUSINESS.

     Nearly all of our revenues are directly or indirectly dependent on the hotel industry. The hotel industry could experience rapid and unexpected downturns. In the event of a downturn in the hotel industry, we would likely experience significantly reduced demand for our services and solutions. Any significant downturn in the hotel industry or any reduction in the demand for hotel rooms and travel generally, would negatively impact our revenues and financial condition. For instance, the hotel industry is highly sensitive to any change in the economic conditions affecting business and leisure travel as well as other unforeseen events. Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

     - Political instability

     - Regional hostilities

     - Recession

     - Gasoline price escalation

     - Inflation

     - Any event resulting in significant decreases in demand for hotel rooms or travel

     - Any decrease in hotel room reservation volumes, which may result from increased competition among hotels

     - A decrease in the average hotel room rate

We may experience substantial period-to-period fluctuations in our results of operations as a consequence of any of these events or the general economic conditions affecting the demand for hotel rooms and travel.

  REDUCTIONS IN HOTEL COMMISSION PAYMENTS WOULD REDUCE OUR REVENUES AND NET INCOME.

     Pegasus Commission Processing derives revenues based on the dollar value of travel agency commissions paid by hotels. A substantial portion of our revenues and net income is attributable to Pegasus Commission Processing. If there is any change in the commission payment process or any increase in the direct distribution of rooms by hotels, our revenues and net income could substantially decrease. Hotels typically are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10%, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. For example, Marriott Hotels, a significant customer, has required travel agencies to complete a training course and to sign an agreement in order to continue to receive a 10% commission after November 15, 1999. Failure to do so may result in the travel agency receiving reduced commissions. Hotels increasingly are utilizing other direct distribution channels, like the Internet, or offering negotiated rates to major corporate customers that are non-commissionable to travel agencies. Although we have not to date experienced any material reduction in revenues due to these initiatives, there can be no assurance that these initiatives or any other initiative to reduce hotel reservation commissions would not adversely effect on our revenues or net income.

  RAPID CONSOLIDATION IN THE HOTEL INDUSTRY COULD LOWER THE VALUE OF OUR
  SERVICES.

     We offer volume-based discounting of our fees. The recent consolidation in the hotel industry has resulted in a higher percentage of discounted fees, and this trend could continue. In addition, the global distribution system industry has consolidated into four major global distribution systems. If further consolidation occurs, the value of our services and the benefits to hotel operators of utilizing our GDS distribution service would be reduced. Any decrease in our customer base or any increase in the percentage of discounted fees may have a material adverse effect on our business, operating results and financial condition.

  OUR LIMITED EXPERIENCE IN MANAGING AND INTEGRATING ORGANIZATIONS MAY RESULT IN FUTURE ACQUISITIONS OR JOINT VENTURES BEING DIFFICULT AND DISRUPTIVE.

     We regularly evaluate acquisition and joint venture opportunities and in the future expect to make acquisitions of other companies or technologies or enter into joint ventures. On November 16, 1999, we entered into a definitive agreement to acquire REZ, Inc., formerly known as REZsolutions, Inc. The agreement is described more fully in this annual report under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Recent Developments". These acquisitions or joint ventures may divert the time and resources of our management. Further, we have limited experience in integrating newly acquired organizations into our operations. Acquisitions involve many risks including:

     - Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations

     - Diversion of management's attention from other business concerns

     - Issuance of dilutive equity securities and incurrence of debt or contingent liabilities

     - Large write-offs and amortization expense related to goodwill and other intangible assets

     - Loss of key employees

     - Risks of entering markets in which we have no or limited prior experience

     - Payments of cash, incurrence of debt or assumption of other liabilities to acquire other businesses

The result of one or more of these factors could have a material adverse effect on our business, operating results and financial condition.

  OUR COMPUTER SYSTEMS AND DATABASES MAY SUFFER SYSTEM FAILURES, BUSINESS INTERRUPTIONS OR SECURITY RISKS.

     Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. A significant amount of our computer equipment is located at a single site in Phoenix, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations or compromises the integrity of our systems could have a material adverse effect on our business, operating results and financial condition.

  WE ARE DEPENDENT TO A SUBSTANTIAL DEGREE ON INTERNET COMMERCE FOR OUR FUTURE GROWTH.

     The future growth of our Internet-based distribution services depends on the viability of the Internet as a channel for distributing services and products. Our services depend on the expansion of the Internet infrastructure to enable the Internet to support the future demand created by expected growth. Participants in the Internet industry may fail to develop necessary infrastructure or complementary services and products, such as high speed modems and high speed communications lines. In addition, there are critical issues concerning the commercial use of the Internet that remain unresolved, including issues relating to security, reliability, cost, ease of use, accessibility and quality of service. If the issues concerning the commercial use of the Internet are not resolved favorably, it could have a material adverse effect on our business, operating results and financial condition.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD FORCE US TO CHANGE OUR OPERATIONS.

     Although several aspects of the travel industry are heavily regulated by the United States and other governments, we do not believe the services we offer are currently subject to any material industry-specific government regulation. Any future regulations implemented by federal, state or foreign governmental authorities or affecting one or more of our current or future services could have a material adverse effect on our operations.

     Our primary customers are hotel chains, hotel representation firms and travel agencies. Although some of our stockholders are customers, we believe that we operate as an entity independent from our stockholders. Any federal, state or foreign governmental authorities, our competitors or our consumers raising anti-competitive concerns regarding our relationship with stockholders that are customers could institute action against us. Any action by federal, state or foreign governmental authorities or allegations by third parties could have a material adverse effect on our business, operating results and financial condition.

  WE COULD BE SUBJECT TO NEW LAWS AND REGULATIONS RELATING TO THE INTERNET.

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet have not yet been thoroughly interpreted by the courts and their applicability and reach are therefore uncertain. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations could cover issues like online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

  NEW LEGISLATION AND GOVERNMENTAL REGULATION OF PRIVACY ISSUES RELATING TO THE INTERNET COULD AFFECT OUR OPERATIONS.

     Changes to existing laws or the passage of new laws intended to address privacy issues could directly affect the way we do business and could create uncertainty in the marketplace. The United States federal government and several states within the United States have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies, and some foreign jurisdictions have adopted similar legislation. The United States Federal Trade Commission also has recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. This could reduce the demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business.

  WE MAY BE SUBJECT TO PENALTIES FOR FAILING TO PROPERLY QUALIFY AS A FOREIGN CORPORATION IN VARIOUS JURISDICTIONS DUE TO OUR OPERATIONS AS AN INTERNET COMPANY.

     Since our services will be accessible worldwide, foreign jurisdictions may require that we comply with their laws. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services. In the United States, companies are required to qualify as foreign corporations in states where they are conducting business. As an Internet company, it is unclear in which states we are actually doing business. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in those jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could adversely affect our business, operating results and financial condition.

  OUR PLANNED EXPANSION OF INTERNATIONAL OPERATIONS MAY MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES, FOREIGN BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS.

     Our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns on these investments, if any. Our international operations are subject to particular risks, including:

     - Difficulties and costs of managing and staffing foreign operations

     - Inexperience in managing foreign operations

     - Impact of possible adverse political and economic conditions

     - Fluctuations in the value of the U.S. dollar relative to other currencies

     - Potentially adverse tax consequences

     - Impact of the policies of the United States and foreign governments on foreign trade

     - Reduced protection for intellectual property rights in some countries

     - Unexpected changes in regulatory requirements

     - Cost of adapting our services to foreign markets

If we do not realize our expected results from international operations, it could have a material adverse effect on our business, operating results and financial condition.

  WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR PREVENT THEIR UNAUTHORIZED USE, WHICH COULD DIVERT OUR FINANCIAL RESOURCES AND HARM OUR BUSINESS.

     Our success depends upon our proprietary technology, consisting of both our software and hardware designs. We rely upon a combination of copyright, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. Despite our current efforts to protect our proprietary rights, these protective measures may not be enforceable or adequate to prevent misappropriation or independent third-party development of our technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. In addition, we may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result in substantial cost and diversion of management resources. A successful claim against us could effectively block our ability to use or license our technology in the United States or abroad. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

  WE RELY ON TECHNOLOGY LICENSES FROM THIRD PARTIES, THE LOSS OF WHICH MAY HARM OUR ABILITY TO DEVELOP AND SELL OUR SERVICES.

     We currently and in the future may procure licenses from third parties relating to our services or technology. Our inability to obtain or maintain such licenses could impair our ability to develop and sell our services. Our competitors may obtain licenses with lower royalty obligations or other terms more favorable than those received by us. If we or our suppliers are unable to obtain licenses, we could be forced to market services without certain technological features. Our inability to obtain licenses or to obtain such licenses on competitive terms could have a material adverse effect on our business, operating results and financial condition.

  IF WE ARE UNABLE TO QUICKLY DEVELOP NEW TECHNOLOGIES AND NEW SERVICES TO MEET THE NEEDS OF THE PARTICIPANTS IN THE INTENSELY COMPETITIVE HOTEL INDUSTRY, WE MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICES OF OUR SERVICES.

     We compete in a market that is rapidly evolving, intensely competitive and involve continually changing technology and industry standards. We may not be successful in competing against our current and future competitors. Competitors may be able to respond more quickly than we can to new or emerging technologies, services or changes in customer requirements. We may experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Other participants in the hotel room distribution process, commission processing or business information industries as well as new competitors could create services that are more attractive than our services. Competitive pressures could reduce our market share or require us to reduce the prices of our services. Our inability to compete effectively with these services could have a material adverse effect on our business, operating results and financial condition.

     Each of our services faces unique competition from within its respective market. For more information about the specific competitive forces facing our services see the section entitled "Competition" on page 8 .

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO MANY FACTORS.

     Many factors have caused our stock price to be volatile in the past and in the future it may be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

     - Actual or anticipated variations in our quarterly operating results

     - Our ability to successfully develop, introduce and market new or enhanced products and services to the hotel industry on a timely basis

     - Unexpected changes in demand for our services and solutions due to the fixed nature of a large portion of our expenses

     - Unpredictable volume and timing of customer revenues due to seasonality in the travel industry, the terms of customer contracts and other factors

     - Our purchasing and payment patterns

     - Pricing policies of our competitors

     - Announcements of technological innovations or new services by us or our competitors

     - Changes in financial estimates by securities analysts

     - Conditions or trends in the Internet and online commerce industries

     - Changes in the market valuations of other similarly situated companies

     - Development in Internet regulations

     - Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

     - Market fluctuations and performance of the hotel industry

     - Unscheduled system downtime

In addition, the trading prices of Internet stocks in general have experienced extreme price and volume fluctuations in recent months. Any negative changes in the public's perception of the prospects of Internet or electronic commerce companies or other negative broad market or industry factors could depress our stock price regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

  LITIGATION MAY DIVERT OUR RESOURCES AND REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     In some instances, following declines in the market price of a company's securities, securities class-action litigation often has been instituted against that company. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

  PROVISIONS IN OUR CHARTER AND BYLAWS MAY DETER POTENTIAL ACQUISITION BIDS, INCLUDING BIDS WHICH MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws provide for a classified board of directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. Our certificate of incorporation also authorizes only the board of directors to fill director vacancies, including newly created directorships, and states that directors may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock voting together as a single class. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also discourage others from making tender offers for our shares. As a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent significant changes in our board of directors and our management.

  OUR STOCKHOLDER RIGHTS PLAN MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING CONTROL OF PEGASUS.

     On September 28, 1998, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. The number of rights associated with shares of common stock has been proportionally adjusted for the stock split effected in January 2000. Each right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Preferred Stock for each share of our common stock held at a price of $90. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20% or more of our common stock. These rights could make it more difficult for a third party to acquire or could discourage a third party from acquiring control of us.

  DELAWARE LAW MAY DETER POTENTIAL ACQUISITION BIDS FOR OUR BUSINESS, INCLUDING BIDS THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

     We are subject to the provisions of Delaware law which restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. These provisions may inhibit a non-negotiated merger or other business combination. The anti-takeover provisions of the Delaware General Corporation Law prevent us from engaging in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes a merger or consolidation involving Pegasus and the interested stockholder and the sale of more that 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning more than 15% of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions.

ITEM 2. PROPERTIES

     Our principal executive office is a leased facility with approximately 58,886 square feet of space in Dallas, Texas as of March 1, 2000. We lease this space under a lease agreement that expires December 2002. We also maintain an administrative and sales office in a leased facility with approximately 2,255 square feet of space near London, England. The lease agreement for the office in England expires in February 2006. Under an agreement with REZsolutions, Inc. some equipment owned by us is housed at the facilities of REZsolutions, Inc. in Phoenix, Arizona. Under an agreement with Genuity, Inc. some equipment owned by us is housed at the facilities of Genuity, Inc. in Phoenix, Arizona. We believe that our existing facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     We are a party from time to time to certain routine legal proceedings arising in the ordinary course of our business. Although the outcome of any legal proceeding cannot be predicted accurately, we do not believe any liability that might result from such proceedings could have a material adverse effect on our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock has been traded on the Nasdaq National Market under the symbol "PEGS" since August 7, 1997. At March 9, 2000, there were approximately 20,353,135 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater. The market prices set forth below have been adjusted to reflect a three-for-two stock split effected on January 7, 2000 in the form of a stock dividend to all stockholders of record on December 20, 1999.

                                                               HIGH     LOW
                                                              ------   ------
1999
Fourth quarter..............................................  $54.42   $24.17
Third quarter...............................................  $29.75   $19.33
Second quarter..............................................  $32.92   $20.75
First quarter...............................................  $30.67   $16.67
1998
Fourth quarter..............................................  $24.17   $ 5.92
Third quarter...............................................  $17.92   $ 7.17
Second quarter..............................................  $20.67   $14.67
First quarter...............................................  $18.08   $ 9.08
1997
Fourth quarter..............................................  $13.83   $ 8.33
Third quarter...............................................  $12.83   $10.33

We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.

     On September 28, 1998, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. Each right entitles the registered holder to purchase from us one one-thousandth of a share of our series A preferred stock for each share of our common stock held at a price of $90. The number of rights associated with shares of common stock has been proportionally adjusted for the stock split effected in January 2000. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20% or more of our common stock.

     (b) The Securities and Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering ("IPO") of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 1999 and 1998 and for the year ended December 31, 1997 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 1997 and as of and for the year ended December 31, 1996 are derived from Pegasus' financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein. The selected consolidated financial data as of and for the year ended December 31, 1995 are derived from Pegasus' financial statements that have been audited by Belew Averitt LLP, independent accountants, but are not included herein. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this annual report on Form 10-K and with Pegasus' consolidated financial statements and notes thereto.

                                               1999      1998      1997       1996      1995
                                              -------   -------   -------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................  $38,036   $29,064   $20,903   $ 15,869   $ 9,296
Net income (loss)(1)........................    8,666     5,396       589     (3,485)   (3,571)
Net income (loss) per share(1)(2)
  Basic.....................................     0.47      0.34      0.05      (0.44)    (0.87)
  Diluted...................................     0.44      0.32      0.05      (0.44)    (0.87)
Working capital (deficit)...................  143,605    44,398    38,397      2,068    (1,560)
Total assets................................  163,540    60,320    49,923     13,892    10,316
Long-term obligations, net of current
  portion...................................       --        58       661      6,353     6,994
Total stockholders' equity (deficit)........  156,771    54,264    43,478      1,954    (2,380)

---------------

(1) Pegasus' selected consolidated financial data includes the depreciation and amortization of the following:

     - Acquisition of 83.3% of the outstanding capital stock of The Hotel Clearing Corporation ("HCC") in July 1995

     - Acquisition of the remaining 16.7% of the outstanding capital stock of HCC in June 1996

     - Acquisition of Driving Revenue L.L.C. ("Driving Revenue") in August 1998

    Amortization applicable to the acquisition of HCC totaled approximately $798,000, $1,534,000, $1,412,000, $645,000 in 1998, 1997, 1996 and 1995,
    respectively. Amortization applicable to Driving Revenue totaled approximately $416,000 and $125,000 in 1999 and 1998, respectively.

(2) Certain net income (loss) per share amounts were retroactively adjusted for a one hundred-for-one stock split that occurred in June 1996, a four-for-three stock split that occurred in August 1997 and a three-for-two stock split that occurred in January 2000. Such calculations reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") in 1997. In accordance with FAS 128, all prior periods presented were restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this annual report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in Pegasus' filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this annual report on Form 10-K.

OVERVIEW

     Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence.

     Pegasus Electronic Distribution. Pegasus Electronic Distribution includes the GDS distribution service and Internet-based distribution services. These services improve the efficiency and effectiveness of the hotel reservation process by enabling travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions.

     Our GDS distribution service provides an electronic interface between a hotel's central reservation system and the global distribution systems that travel agents use to book hotel and airline reservations. Pegasus derives revenues from this service by charging hotel participants a fee based on the number of reservations made, less the number cancelled ("net reservations"), and a fee for "status messages" processed through the GDS distribution service. Status messages are electronic messages sent by hotels to global distribution systems to update room rates, features and availability information in global distribution system databases. As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. Pegasus recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. Pegasus' interim balance sheets reflect a liability for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The liability created during the early periods of the year is eliminated by the end of each year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Pegasus offers volume-based discounting of the GDS distribution service fees. The recent consolidation in the hotel industry has resulted in a lower average fee per transaction for the GDS distribution service. Despite increases in the number of transactions, revenues generated from the GDS distribution service have remained consistent with prior periods. Pegasus expects this trend to continue.

     Additionally, Pegasus generally charges new participants in the GDS distribution service a one-time set-up fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. Revenue for these one-time set-up fees is recognized ratably over the set-up period, which generally ranges from two to four months. During the set-up period, Pegasus establishes an electronic communication link with the hotel's central reservation system and performs testing to ensure proper delivery of data and transactions between the hotel and each distribution channel. Pegasus also charges some global distribution systems a fee based on either the number of net reservations or the number of hotels connected to the global distribution system to compensate for the management and consolidation of multiple interfaces.

     Our Internet-based distribution services provide online hotel reservation capabilities to travelers via our TravelWeb.com website (www.travelweb.com) and our private-label reservation service. To participate in the Internet-based distribution services, hotels pay Pegasus subscription fees based on the number of the hotel company's properties in Pegasus' online distribution database. For reservations that originate on the

TravelWeb.com website, Pegasus charges either a transaction fee based on the number of net reservations made at participating properties or a commission based on the value of the guest stay. For reservations that originate on websites using the private-label reservation service, Pegasus charges transaction fees based on the number of net reservations made at participating properties. Private-label reservation customers also pay initial development fees and either monthly subscription or maintenance fees. Initial development fees are for establishing an electronic communication link between the hotel's central reservation system and third-party websites. Maintenance fees are for the management of the communication link and the online distribution database.

     Pegasus Commission Processing. Pegasus Commission Processing provides hotel commission payment processing. Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments, paying in local currency and providing comprehensive transaction reports. Pegasus Commission Processing derives revenues by charging a participating travel agency a fee based on a percentage of the commissions paid by hotels and hotel chains that are processed by Pegasus on behalf of that agency. Pegasus also generally charges a participating hotel a fee based on the number of commissionable transactions arising from that hotel that are processed by Pegasus. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. Pegasus Commission Processing recognizes revenues in the month in which the hotel stay occurs. In the following month, Pegasus collects commissions from the hotels by the 12th business day of the month and pays commissions to travel agencies by the 15th business day of the month. If a hotel fails to deliver funds to Pegasus, Pegasus is not obligated to deliver commission payments on behalf of the hotel to travel agencies. During 1999, Pegasus processed approximately $321 million in commissions for participating agencies. Pegasus typically retains as its commission processing fee approximately 5% of the commissions processed on behalf of the participating agency.

     Pegasus Business Intelligence. Pegasus Business Intelligence provides database marketing and consulting services. Pegasus Business Intelligence also is being expanded to provide services that search and organize data into meaningful information for competitive analysis and strategic planning for the hotel industry. Pegasus Business Intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services.

     Historically, Pegasus has derived a majority of its revenues from its electronic distribution and commission processing services. For the year ended December 31, 1999, approximately 47% of consolidated revenues were derived from Pegasus Electronic Distribution, approximately 48% of consolidated revenues were derived from Pegasus Commission Processing and approximately 5% of consolidated revenues were derived from Pegasus Business Intelligence. Pegasus has experienced substantial growth since its inception. However, there can be no assurance that Pegasus will experience the same rate of revenue growth in the future. Any significant decrease in the rate of revenue growth could have a material adverse effect on Pegasus' operating results and financial condition.

     Pegasus has developed or is in the process of developing several new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the hotel room distribution process. Pegasus Electronic Distribution has introduced services that automate the processing of hotel bookings for large meetings and conventions and for corporate travelers. Pegasus Business Intelligence intends to introduce data mining and reporting services for benchmark analysis and strategic planning for the hotel industry. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

     Pegasus' future success will depend, in part, on its ability to:

     - Develop leading technologies

     - Enhance existing services

     - Develop and introduce new services that address the increasingly sophisticated and varied needs of current and prospective customers

     - Respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis

Pegasus' cost of services consists principally of personnel costs relating to information technology, facilities and equipment maintenance costs and fees paid to the processing bank for processing travel agency commissions. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, office, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, amortization of customer incentive contracts, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software and goodwill. Interest expense includes interest on notes payable to certain stockholders of Pegasus and interest on payments made under capital equipment leases.

RECENT DEVELOPMENTS

     On November 16, 1999, Pegasus entered into a definitive agreement to acquire Phoenix-based REZ, Inc., formerly known as REZsolutions, Inc., a leader in providing distribution services and solutions for the hotel industry. Under the terms of the agreement, Pegasus will issue 3.99 million shares of common stock, pay $115.0 million in cash and agree to a $20.0 million note payable to Utell International Ltd., a subsidiary of Reed Elsevier plc, a substantial REZ stockholder. Based on a five day average stock price of $31.775, the transaction is valued at approximately $260 million subject to closing balance sheet adjustments. The average stock price was determined using two days before, the day of and two days after the agreement was announced. The acquisition is expected to close during the first quarter of 2000 and will be recorded under the purchase method of accounting. For more information regarding this transaction, refer to our Registration Statement on Form S-4, as amended (File No. 333-72683).

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net revenues. Net revenues for 1999 increased to $38.0 million from $29.1 million in 1998, an increase of 30.9%. The increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Pegasus Business Intelligence revenues for 1999.

     Pegasus Electronic Distribution revenues increased $5.6 million, or 45.3%, in 1999 compared to 1998. The increase resulted primarily from a 28.2% increase in the number of hotel reservations made through the GDS and Internet-based distribution services. Although GDS revenue per transaction decreased in 1999 compared to 1998, total transaction revenue per transaction increased 7.2% due to a higher percentage of Internet-based transactions, which generate more revenue per transaction. A $1.7 million increase in non-transaction related revenues also contributed to the increase in total electronic distribution revenues. Non-transaction related revenues include implementation fees, subscription fees and advertising revenues.

     Pegasus Commission Processing revenues increased 14.7% in 1999 compared to 1998 as a result of a 22.4% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 25.6% in 1999 compared to 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

     Pegasus Business Intelligence revenues increased $1.1 million to $2.0 million in 1999 from $0.9 million for 1998. The increase was due to the acquisition of Driving Revenue L.L.C. in August 1998. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

     Pegasus Business Intelligence had net pretax losses of approximately $4.0 million and $2.8 million for 1999 and 1998, respectively. During 1999, Pegasus continued to invest in technology and personnel to grow this segment. During 1999, Pegasus also invested heavily in the development of marketing and sales personnel to increase customer awareness of Pegasus Business Intelligence services and products. Pegasus expects this segment to continue to have losses in the foreseeable future. However, Pegasus expects the losses to decline as this segment develops new products, builds its customer base and increases revenues.

     Cost of services. Cost of services increased by $2.5 million, or 25.4%, to $12.2 million in 1999 from $9.7 million in 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. The number of technology personnel increased 25.6% at December 31, 1999 compared to December 31, 1998. In addition, Pegasus incurred approximately $104,000 in 1999 for enhancing its infrastructure. These enhancements included upgrades to e-mail and wide area networks. This increase was partially offset by a $727,000 decrease in costs associated with Pegasus Commission Processing during the first half of 1999 as some functions that were previously outsourced were brought in-house at a lower cost during the third quarter of 1998.

     Research and development. Research and development expenses decreased $0.3 million, or 11.5%, to $2.4 million in 1999 from $2.7 million in 1998. In 1999, research and development expenses were primarily related to the development of business intelligence services while 1998 expenses included a major commission processing project, which was completed in the third quarter 1998. This commission processing project was comprised of internally developed software and procedures to sort and consolidate commissions by travel agency. Prior to the completion of this project, this process was outsourced.

     Write-off of purchased in-process research and development. During 1998, Pegasus incurred a charge of $1.5 million to write-off purchased in-process research and development related to the acquisition of Driving Revenue in August 1998.

     Based on a third party valuation, approximately $1.5 million of the purchase price was allocated to in-process research and development projects that at the time of the acquisition had not reached technological feasibility and had no probable alternative future use. In determining the valuation Pegasus identified eight projects as in-process research and development. Of these eight, three were associated with a market planner product, three with a database product and two were Internet-enabled query tools. Each project was estimated to have a specific revenue stream that was assumed to generate a 20% cash flow margin over a ten-year period. Each project was determined to be at a certain stage of completion ranging from 10% to 70%, and these factors were applied to the present value of each project's future cash flows using a 30% discount rate. The resulting $1.5 million valuation was charged to operations in 1998.

     Subsequent to the Driving Revenue acquisition, Pegasus re-evaluated the role of the market planner product. Since the market planner is a stand-alone software sale that does not fit with Pegasus' business strategy, Pegasus has elected to stop selling it and terminated work on the development of the three market planner projects. Pegasus has elected to focus its efforts on projects that better fit with its strategy of producing recurring revenues from customers. Pegasus management believes that the decision not to develop the acquired technology will have no impact on future results of operations or financial position.

     Pegasus has continued developing new database tools and has completed the major elements of the new database project as of January 2000. The cost to complete the project was approximately $1.0 million, which is roughly consistent with Pegasus' earlier projections. The new database capability is being rolled out to Pegasus' customer base.

     Pegasus is continuing to work on Internet-enabled query tools and expects that these will be available in future years as estimated in the original cash flows used in determining the purchased in-process research and development charge in 1998.

     General and administrative expenses. General and administrative expenses increased $1.0 million, or 23.0%, to $5.5 million in 1999 from $4.4 million in 1998. The increase was primarily due to higher personnel expenses and office costs including rent, telephone, travel and supplies associated with increased headcount. Personnel and office costs increased approximately $841,000 in 1999 compared to 1998. In addition, accounting and legal expenses increased approximately $113,000 as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with Pegasus' growth over the past year.

     Marketing and promotion expenses. Marketing and promotion expenses increased $1.1 million, or 23.1%, to $5.9 million in 1999 from $4.8 million in 1998. Marketing and promotion expenses increased primarily due to a 26.1% increase in the number marketing and sales personnel and the related recruiting and relocation costs. The additional sales and marketing personnel were needed to promote commission processing services, Internet-based distribution services and new business intelligence services.

     Depreciation and amortization. Depreciation and amortization expenses decreased $0.3 million, or 9.4%, to $2.4 million in 1999 from $2.7 million in 1998. Amortization expense decreased $507,000 in 1999 as compared to 1998 because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. The related amortization expense was $798,000 in 1998. The decrease in amortization expense was somewhat offset of by an additional $291,000 for the amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998. Depreciation expense increased $253,000 in 1999 as compared to 1998 due to additions of property and equipment. The increase in depreciation expense was partially offset because the former computing platform for Pegasus Electronic Distribution was fully depreciated and replaced in 1999 with less expensive equipment resulting in lower depreciation expense.

     Interest income. Interest income increased $2.3 million, or 92.9%, to $4.8 million in 1999 from $2.5 million in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as a result of the secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments during the first three quarters of 1999 combined with a shift in the investment portfolio to include tax-exempt securities with lower pre-tax yields.

     Interest expense. Interest expense decreased $120,000, or 81.8%, to $27,000 in 1999 from $147,000 in 1998. Interest expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of some leases.

     Write-off of minority interest investment. In September 1998, Pegasus purchased a minority interest in Intermezzo, Inc. The Intermezzo board of directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. Pegasus wrote-off $1.1 million in the second quarter of 1999 representing its entire investment in Intermezzo.

     Income taxes. Income taxes for 1999 reflect federal, state and foreign income taxes payable. Income taxes for 1998, include only state and foreign taxes as Pegasus was able to realize the benefit of its federal net operating loss carryforwards in 1998. The effective tax rate of approximately 35.1% for 1999 increased from the effective tax rate of approximately 3.5% for 1998. The lower effective tax rate in 1998 was due to Pegasus' ability to realize the benefit of net operating loss carryforwards.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net revenues. Net revenues for 1998 increased to $29.1 million from $20.9 million in 1997, an increase of 39.0%. The increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing as well as revenue derived from Pegasus Business Intelligence.

     Pegasus Electronic Distribution revenues increased 24.8% in 1998 compared to 1997 primarily due to an increase in the number of hotel reservations made through TravelWeb.com and an increase in the average fee earned per transaction. In addition, there was an increase in the number of hotel reservations made through other Internet sites that use the private-label distribution service. Also, more hotel companies paid fees to be listed in the online distribution database. Net reservations made through the GDS and Internet-based distribution services increased by 22.6% in 1998 compared to 1997, but this increase was offset by a 5.9% reduction in the total transaction revenue per reservation. As a result of the lower average fee per reservation, net revenues from the GDS distribution service remained consistent with the prior year.

     Pegasus Commission Processing revenues increased 43.6% in 1998 compared to 1997 as a result of a 34.4% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid to travel agencies by Pegasus increased 48.5% in 1998 compared to 1997 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of the commissions processed. The average value of commissionable transactions processed increased due to rising overall average daily rates for hotel rooms as well as a higher proportion of transactions generated by full-service and luxury hotel chains. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments.

     Pegasus Business Intelligence revenues were $903,000 for 1998 and consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services. Pegasus Business Intelligence had pretax losses of approximately $2.8 million and $570,000 in 1998 and 1997, respectively. As a start-up business, this segment had technology development costs and no revenues until Pegasus acquired Driving Revenue in August 1998. In 1998, Pegasus incurred additional technology development costs as well as a write-off of purchased in-process research and development and goodwill amortization related to the Driving Revenue acquisition. Pegasus expects this segment to have significant losses in the foreseeable future as it continues to invest in technology and personnel to grow this business.

     Cost of services. Cost of services increased by $2.3 million, or 30.5%, to $9.7 million in 1998 from $7.4 million in 1997. Cost of services increased due to additional staffing, higher pay rates for technology personnel and the increased number of Pegasus Commission Processing transactions, which added to the fees paid to the processing bank.

     Research and development. Research and development expenses increased $170,000, or 6.8%, to $2.7 million in 1998 from $2.5 million in 1997. This increase was primarily due to expenditures relating to the development of business intelligence services.

     Write-off of purchased in-process research and development. During 1998, Pegasus incurred a charge of $1.5 million to write-off purchased in-process research and development related to the acquisition of Driving Revenue in August 1998. Based on a third-party valuation, approximately $1.5 million of the purchase price was allocated to in-process research and development projects that at the time of the acquisition had not reached technological feasibility and had no probable alternative future use.

     General and administrative expenses. General and administrative expenses increased $727,000, or 19.6%, to $4.4 million in 1998 from $3.7 million in 1997. The increase was primarily due to additional costs associated with operating as a public company. These costs increased approximately $190,000 in 1998 as compared to 1997 and include legal, accounting, insurance, printing and reporting costs. In addition, office costs, which include rent, telephone, travel and supplies, increased approximately $288,000 in 1998 as compared to 1997. Personnel expenses also increased approximately $165,000 in 1998 as compared to 1997. Office and personnel expenses increased because of an increase in headcount.

     Marketing and promotion expenses. Marketing and promotion expenses increased $826,000, or 20.7%, to $4.8 million in 1998 from $4.0 million in 1997. Marketing and promotion expenses grew primarily due to the addition of sales and marketing staff, which were needed to promote Pegasus Electronic Distribution and Pegasus Commission Processing.

     Depreciation and amortization. Depreciation and amortization expenses decreased $327,000, or 10.8%, to $2.7 million in 1998 from $3.0 million in 1997. Amortization expense decreased $611,000 in 1998 as compared to 1997 because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. The decrease in amortization was somewhat offset by an additional $125,000 for the amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998. Depreciation expense increased $285,000 in 1998 as compared to 1997 due to additions of property and equipment.

     Interest income. Interest income increased $1.5 million to $2.5 million in 1998 from $994,000 in 1997. Interest income increased as a result of short-term investment of operating cash balances and of a portion of the proceeds from Pegasus' secondary offering of common stock in February 1998. In addition, 1998 included a full year of interest income earned on proceeds from Pegasus' initial public offering of common stock in August 1997.

     Interest expense. Interest expense decreased $453,000, or 75.5%, to $147,000 in 1998 from $600,000 in 1997. The 1998 expense reflects payments made under capital equipment leases. The 1997 expense consisted of interest accrued on promissory notes payable to some Pegasus stockholders as well as interest accrued on payments made under capital equipment leases. Pegasus repaid all of its promissory notes in August 1997 using a portion of the proceeds from its initial public offering.

     Income taxes. Income taxes for 1998 reflect state and foreign income taxes payable as Pegasus was able to realize the benefit of its federal net operating loss carryforwards. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," Pegasus released a significant portion of the valuation allowance in the fourth quarter of 1998, as management believed it was more likely than not that the net deferred tax asset would be realized. The conclusion to release the valuation allowance was based on Pegasus' historical trend of positive operating results as well as management's earnings projections for 1999 and beyond. Income taxes for 1997 reflect foreign income taxes payable with respect to the taxable earnings of Pegasus' United Kingdom subsidiary, which reports earnings on a cost-plus basis. In 1997, the net deferred tax asset was fully reserved because of uncertainty regarding Pegasus' ability to realize the benefit of the asset in future years.

LIQUIDITY AND CAPITAL RESOURCES

     Pegasus' principal sources of liquidity at December 31, 1999 included cash and cash equivalents of $104.6 million, short-term investments of $35.3 million and restricted cash of $2.9 million. Pegasus' principal sources of liquidity at December 31, 1998 included cash and cash equivalents of $25.0 million, short-term investments of $15.8 million and restricted cash of $2.1 million.

     Restricted cash represents funds for travel agency commission checks that were never submitted to the bank by travel agencies for payment within one year of their original issuance. After one year, the bank places a stop on the outstanding travel agency commission checks and returns the funds to Pegasus. Pegasus records, in an accrued liability account, an amount equal to the restricted cash recorded upon receipt of the funds from the bank. The reasons for the checks not clearing include travel agencies going out of business, change in address or the checks being lost. The returned funds are repaid to the original travel agency if they can be located or if not then to their state of residence as required by the unclaimed property laws of their state.

     Working capital increased to $143.6 million in 1999 from $44.4 million in 1998, and net cash provided by operating activities increased to $13.9 million in 1999 from $6.8 million in 1998 due to Pegasus' improved operating performance.

     Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $3.4 million in 1999 compared to $1.7 million in 1998. Additional uses of cash for investing activities in 1999 included the purchase of marketable securities. Additional uses of cash for investing activities in 1998 included the purchase of Driving Revenue, strategic minority equity investments and marketable securities. Pegasus has financed its cash requirements for investments primarily through cash generated from operations and the sale of capital stock. Pegasus estimates that its capital expenditures during 2000 will approximate $3.0 million primarily related to adding capacity to existing systems.

     Proceeds from the exercise of stock options were $2.2 million and $0.3 million in 1999 and 1998, respectively.

     Pegasus completed a secondary offering of its common stock in February 1998, raising net proceeds of $4.2 million. A portion of the proceeds was used to repay certain lease obligations, with the remaining proceeds placed in short-term marketable securities.

     In May 1999, Pegasus completed a follow-on offering of common stock raising net proceeds of $84.4 million. Pegasus is currently using the net proceeds from this offering for working capital and other general corporate purposes, with the remaining amount placed in short-term marketable securities.

     On November 16, 1999, Pegasus entered into a definitive agreement to acquire Phoenix-based REZ, Inc., formerly known as REZsolutions, Inc., a leader in providing distribution services and solutions for the hotel industry. Under the terms of the agreement, Pegasus will issue 3.99 million shares of common stock, pay $115.0 million in cash and agree to a $20.0 million note payable to Utell International Ltd., a subsidiary of Reed Elsevier plc, a substantial REZ stockholder. Pegasus intends to liquidate its short-term marketable securities to generate the cash needed for the transaction.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - Our profitability

     - Operational cash requirements

     - Competitive pressures

     - Development of new services and applications

     - Acquisition of complimentary businesses or technologies

     - Response to unanticipated cash requirements

Pegasus believes that the liquidity and cash flow from operations of the Company after the closing of the merger, together with funds available from future debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the end of 2000. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

INFLATION

     Pegasus does not believe that inflation has materially impacted results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on its results of operations to the extent such increases are not passed along to customers.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, Pegasus adopted SOP 98-1 effective January 1, 1999 for costs incurred related to voice recognition software and enhancements to the online distribution database.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133", is effective for Pegasus' first quarter financial statements in fiscal 2001. Pegasus is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition for one-time set-up fees currently has an immaterial effect on Pegasus' consolidated statement of operations. Pegasus will apply SAB 101 on a prospective basis for fiscal years beginning after December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Pegasus Systems, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Pegasus Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Dallas, Texas
February 10, 2000

                             PEGASUS SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                  1999          1998
                                                              ------------   -----------
Cash and cash equivalents...................................  $104,616,147   $25,002,185
Restricted cash.............................................     2,928,680     2,106,676
Short-term investments......................................    35,282,524    15,768,400
Accounts receivable, net of allowance for doubtful accounts
  of $81,701 and $98,633, respectively......................     4,854,185     3,687,518
Other current assets........................................     2,585,247     3,689,254
                                                              ------------   -----------
          Total current assets..............................   150,266,783    50,254,033
Capitalized software, net...................................     1,287,422       869,619
Property and equipment, net.................................     3,568,212     2,635,068
Goodwill, net of accumulated amortization of $937,922 and
  $522,018, respectively....................................     2,890,077     4,238,071
Other noncurrent assets.....................................     5,527,274     2,323,620
                                                              ------------   -----------
          Total assets......................................  $163,539,768   $60,320,411
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  6,162,314   $ 4,715,018
Unearned income.............................................        62,640       258,667
Current portion of capital lease obligations................        52,564       535,072
Customer deposits...........................................       383,966       347,422
                                                              ------------   -----------
          Total current liabilities.........................     6,661,484     5,856,179
Capital lease obligations, net of current portion...........            --        57,634
Other noncurrent liabilities................................       106,788       142,380
Commitments and contingencies (Note 11).....................            --            --
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; Zero shares issued and outstanding.........            --            --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 20,515,050 and 15,980,056 shares issued,
     respectively...........................................       205,151       159,801
  Additional paid-in capital................................   156,978,043    63,330,637
  Unearned compensation.....................................      (442,106)     (615,636)
  Accumulated comprehensive loss (Note 4)...................       (24,905)           --
  Retained earnings (deficit)...............................        81,651    (8,584,246)
  Less treasury stock (174,726 shares, at cost).............       (26,338)      (26,338)
                                                              ------------   -----------
          Total stockholders' equity........................   156,771,496    54,264,218
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $163,539,768   $60,320,411
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                             PEGASUS SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net revenues (Note 1).................................  $38,036,269   $29,064,467   $20,903,416
Cost of services......................................   12,180,188     9,716,854     7,445,271
Research and development..............................    2,367,107     2,673,628     2,504,074
Write-off of purchased in-process research and
  development (Note 2)................................           --     1,480,085            --
General and administrative expenses...................    5,462,895     4,442,557     3,715,547
Marketing and promotion expenses......................    5,936,256     4,823,787     3,998,054
Depreciation and amortization.........................    2,437,410     2,689,867     3,016,619
                                                        -----------   -----------   -----------
Operating income......................................    9,652,413     3,237,689       223,851
Other income (expense):
  Interest income.....................................    4,828,143     2,503,265       993,592
  Interest expense....................................      (26,756)     (146,879)     (600,067)
  Write-off of minority interest investment (Note
     1)...............................................   (1,100,110)           --            --
                                                        -----------   -----------   -----------
Income before income taxes............................   13,353,690     5,594,075       617,376
Income taxes..........................................    4,687,793       197,624        27,916
                                                        -----------   -----------   -----------
Net income............................................  $ 8,665,897   $ 5,396,451   $   589,460
                                                        ===========   ===========   ===========
Other comprehensive loss -- change in unrealized loss,
  net of tax of $12,830 (Note 4)......................      (24,905)           --            --
                                                        -----------   -----------   -----------
Comprehensive income..................................  $ 8,640,992   $ 5,396,451   $   589,460
                                                        ===========   ===========   ===========
Basic net income per share:
  Basic...............................................  $      0.47   $      0.34   $      0.05
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.44   $      0.32   $      0.05
                                                        ===========   ===========   ===========
Weighted average shares outstanding:
  Basic...............................................   18,576,107    15,691,421    10,800,573
                                                        ===========   ===========   ===========
  Diluted.............................................   19,689,387    16,795,343    13,014,078
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                             PEGASUS SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                     PREFERRED STOCK          COMMON STOCK
                                  ---------------------   ---------------------    ADDITIONAL
                                  NUMBER OF               NUMBER OF                 PAID-IN        UNEARNED
                                    SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      COMPENSATION
                                  ----------   --------   ----------   --------   ------------   ------------
Balance at December 31, 1996....  2,307,694    $ 23,077   7,961,599    $ 79,616   $ 16,934,133    $(485,937)
                                  ----------   --------   ----------   --------   ------------    ---------
Conversion of preferred stock to
  common stock..................  (2,307,694)   (23,077)  2,307,694      23,077             --           --
Initial public offering.........         --          --   5,175,000      51,750     40,441,750           --
Warrants issued for contract....         --          --          --          --        238,000           --
Issuance of compensatory stock
  options.......................         --          --          --          --        450,847     (252,596)
Exercise of stock options.......         --          --       2,000          20          4,119           --
Net income......................         --          --          --          --             --           --
                                  ----------   --------   ----------   --------   ------------    ---------
Balance at December 31, 1997....         --          --   15,446,293    154,463     58,068,849     (738,533)
                                  ----------   --------   ----------   --------   ------------    ---------
Secondary offering..............         --          --     420,481       4,205      4,221,091           --
Windfall tax benefit of stock
  options.......................         --          --          --          --        403,532           --
Issuance of compensatory stock
  options.......................         --          --          --          --        240,928       28,176
Forfeitures of compensatory
  stock options.................         --          --          --          --        (94,721)      94,721
Exercise of stock options.......         --          --      95,813         958        330,273           --
Issuance for stock purchase
  plan..........................         --          --      17,469         175        160,685           --
Net income......................         --          --          --          --             --           --
                                  ----------   --------   ----------   --------   ------------    ---------
Balance at December 31, 1998....         --          --   15,980,056    159,801     63,330,637     (615,636)
                                  ----------   --------   ----------   --------   ------------    ---------
Secondary offering..............         --          --   3,450,000      34,500     84,408,000           --
Windfall tax benefit of stock
  options.......................         --          --          --          --      4,195,736           --
Issuance of compensatory stock
  options.......................         --          --          --          --        249,774       73,434
Forfeitures of compensatory
  stock options.................         --          --          --          --       (100,096)     100,096
Exercise of stock options.......         --          --     542,592       5,426      2,190,592           --
Issuance of stock warrant.......         --          --     518,584       5,186      2,484,020           --
Issuance for stock purchase
  plan..........................         --          --      23,850         238        219,380           --
Change in unrealized gain (loss)
  on marketable securities......         --          --          --          --             --           --
Dividend payable................         --          --         (32)         --             --           --
Net income......................         --          --          --          --             --           --
                                  ----------   --------   ----------   --------   ------------    ---------
Balance at December 31, 1999....         --    $     --   20,515,050   $205,151   $156,978,043    $(442,106)
                                  ==========   ========   ==========   ========   ============    =========

                                     TREASURY STOCK
                                  --------------------    ACCUMULATED      RETAINED
                                  NUMBER OF              COMPREHENSIVE     EARNINGS
                                   SHARES      AMOUNT        LOSS         (DEFICIT)        TOTAL
                                  ---------   --------   -------------   ------------   ------------
Balance at December 31, 1996....  (174,726)   $(26,338)  $          --   $(14,570,157)  $  1,954,394
                                  --------    --------   -------------   ------------   ------------
Conversion of preferred stock to
  common stock..................        --          --              --             --             --
Initial public offering.........        --          --              --             --     40,493,500
Warrants issued for contract....        --          --              --             --        238,000
Issuance of compensatory stock
  options.......................        --          --              --             --        198,251
Exercise of stock options.......        --          --              --             --          4,139
Net income......................        --          --              --        589,460        589,460
                                  --------    --------   -------------   ------------   ------------
Balance at December 31, 1997....  (174,726)    (26,338)             --    (13,980,697)    43,477,744
                                  --------    --------   -------------   ------------   ------------
Secondary offering..............        --          --              --             --      4,225,296
Windfall tax benefit of stock
  options.......................        --          --              --             --        403,532
Issuance of compensatory stock
  options.......................        --          --              --             --        269,104
Forfeitures of compensatory
  stock options.................        --          --              --             --             --
Exercise of stock options.......        --          --              --             --        331,231
Issuance for stock purchase
  plan..........................        --          --              --             --        160,860
Net income......................        --          --              --      5,396,451      5,396,451
                                  --------    --------   -------------   ------------   ------------
Balance at December 31, 1998....  (174,726)    (26,338)             --     (8,584,246)    54,264,218
                                  --------    --------   -------------   ------------   ------------
Secondary offering..............        --          --              --             --     84,442,500
Windfall tax benefit of stock
  options.......................        --          --              --             --      4,195,736
Issuance of compensatory stock
  options.......................        --          --              --             --        323,208
Forfeitures of compensatory
  stock options.................        --          --              --             --             --
Exercise of stock options.......        --          --              --             --      2,196,018
Issuance of stock warrant.......        --          --              --             --      2,489,206
Issuance for stock purchase
  plan..........................        --          --              --             --        219,618
Change in unrealized gain (loss)
  on marketable securities......        --          --         (24,905)            --        (24,905)
Dividend payable................        --          --              --             --             --
Net income......................        --          --              --      8,665,897      8,665,897
                                  --------    --------   -------------   ------------   ------------
Balance at December 31, 1999....  (174,726)   $(26,338)  $     (24,905)  $     81,651   $156,771,496
                                  ========    ========   =============   ============   ============

          See accompanying notes to consolidated financial statements.

                             PEGASUS SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income.......................................  $  8,665,897   $  5,396,451   $    589,460
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Accrued interest reclassified to notes
       payable.....................................            --             --         58,049
     Windfall tax benefit from employee exercise of
       non-qualified stock options.................     4,195,736        403,532             --
     Write-off of in-process research and
       development costs...........................            --      1,480,085             --
     Loss (gain) on sale of equipment..............        11,082          4,821            (53)
     Depreciation and amortization.................     2,437,410      2,689,867      3,016,619
     Write-off of minority interest investment.....     1,100,110             --             --
     Deferred income taxes.........................      (661,100)    (2,084,625)            --
     Decrease goodwill due to release of valuation
       allowance...................................            --      1,467,246             --
     Recognition of stock option compensation......       323,208        269,104        198,251
     Other.........................................        90,722         27,615          3,359
     Changes in assets and liabilities:
       Restricted cash.............................      (822,005)      (820,644)      (595,826)
       Accounts receivable.........................    (1,166,667)    (1,566,348)      (292,779)
       Other current and noncurrent assets.........    (1,493,627)      (807,830)    (1,203,609)
       Accounts payable and accrued liabilities....     1,483,841        794,456      1,425,801
       Unearned income.............................      (196,027)      (413,840)      (463,488)
       Other noncurrent liabilities................       (35,592)         9,030         23,904
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................    13,932,988      6,848,920      2,759,688
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of software, property and equipment.....    (3,388,233)    (1,729,950)    (1,594,401)
  Proceeds from sale of software, property and
     equipment.....................................         4,699         29,887          1,075
  Purchase of marketable securities................   (54,536,121)   (33,832,343)   (11,486,932)
  Proceeds from maturity of marketable
     securities....................................    34,893,540     27,416,378      4,808,599
  Purchase of Driving Revenue L.L.C................            --     (5,998,366)            --
  Purchase of equity interest in investees.........      (100,110)    (1,500,000)            --
                                                     ------------   ------------   ------------
          Net cash used in investing activities....   (23,126,225)   (15,614,394)    (8,271,659)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of stock..................    89,347,342      4,717,387     40,497,639
  Repayments on notes payable to affiliates........            --             --     (5,447,133)
  Repayments of capital leases.....................      (540,143)    (1,116,521)    (1,171,966)
  Proceeds from capital leases.....................            --             --          3,913
                                                     ------------   ------------   ------------
          Net cash provided by financing
            activities.............................    88,807,199      3,600,866     33,882,453
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................    79,613,962     (5,164,608)    28,370,482
Cash and cash equivalents, beginning of year.......    25,002,185     30,166,793      1,796,311
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of year.............  $104,616,147   $ 25,002,185   $ 30,166,793
                                                     ============   ============   ============
Supplemental disclosure of cash flow information:
  Interest paid....................................  $     27,647   $    144,833   $    601,787
                                                     ============   ============   ============
  Income taxes paid................................  $  1,116,557   $    256,288   $     17,916
                                                     ============   ============   ============
Supplemental schedule of noncash investing and
  financing activities:
  Acquisition of equipment under capital leases....  $         --   $         --   $     79,144
                                                     ============   ============   ============
  Common stock warrants issued in exchange for
     customer contract asset.......................  $         --   $         --   $    238,000
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements.

                             PEGASUS SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence. The consolidated financial statements include the accounts of Pegasus Systems, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation.

MANAGEMENT ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

RESTRICTED CASH

     Funds for travel agency commission checks which have not cleared the Company's processing bank after certain time periods are returned to the Company. Any amounts which are not remitted to travel agents will be escheated to the appropriate states, as required. A liability equal to the restricted cash is recorded upon receipt of the funds from the bank and is included in accrued liabilities on the balance sheet.

INVESTMENTS IN DEBT SECURITIES

     Marketable securities consist of corporate debt securities. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale or held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities that are bought with the intent and ability to hold until maturity are classified as held-to-maturity securities and are recorded at amortized cost. Debt securities that the Company does not have the intent or ability to hold until maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the changes in the unrealized gain or loss reported as a separate component of stockholders' equity, net of tax.

CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products. In the event unamortized software costs exceed the net realizable value of the software, the excess is recognized in the period the excess is determined.

                             PEGASUS SYSTEMS, INC.

Additionally, capitalized software includes software purchased from third parties used in the operations of the Company.

     Prior to 1996, capitalized software costs were being amortized over three to five years using the straight-line method. However, in 1996 the Company changed the estimated life of all capitalized software costs to three years. The effect of this change in 1999, 1998 and 1997 was to increase net income by approximately $5,000, $144,000 and $142,000, respectively. This change had no impact on basic and diluted income per share for 1999 and increased basic and diluted income per share by $0.01 in 1998 and 1997. During 1999, 1998 and 1997, the Company capitalized software costs of approximately $917,000, $646,000, and $505,000, respectively. For 1999, capitalized software additions consisted of internally developed software and software purchased from third parties. For 1998 and 1997, capitalized software additions consisted of software purchased from third parties. During 1999, 1998 and 1997, amortization expense related to capitalized software was approximately $499,000, $959,000 and $1,435,000, respectively. Accumulated amortization of capitalized software was approximately $9,633,000 and $9,134,000 at December 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the life of the lease using the straight-line method. Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while betterments and major renewals are capitalized. Any gain or loss resulting from the retirement or sale of an asset is credited or charged to operations.

     The Company evaluates long-lived assets to be held and used in the business, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Based on its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 1999 or 1998.

GOODWILL

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over ten to fifteen years. Unamortized goodwill at December 31, 1999 and 1998, was $2,890,077 and $4,238,071, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and anticipated future undiscounted net cash flows of the related business. Based on its most recent analysis, the Company believes that no impairment of goodwill existed at December 31, 1999 or 1998. Amortization of goodwill was approximately $416,000, $218,000 and $125,000 in 1999, 1998 and
1997, respectively.

OTHER INVESTMENTS

     In June 1998, the Company purchased 250,000 shares of Series A Convertible Preferred Stock of Customer Analytics, Inc. for $500,000 representing approximately 7.1% interest. Customer Analytics, Inc. is a database marketing applications and solutions provider specializing in customer relationship marketing. In November 1999, Customer Analytics merged with ActionSystems Holdings, Inc. The Company's interest after the merger became approximately 1.4%. The investment is accounted for based on the lower of cost or fair value.

                             PEGASUS SYSTEMS, INC.

     In September 1998, the Company purchased 225,225 shares of Series B Convertible Preferred Stock of Intermezzo Systems, Inc. for $1.0 million representing approximately 10.6% interest. Intermezzo is a developer of enterprise software solutions for the hospitality industry. The Intermezzo board of directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. As a result, Pegasus wrote-off $1.1 million in the second quarter of 1999 representing the Company's entire investment in Intermezzo.

REVENUES

     Pegasus primarily derives its revenues from transaction fees and commissions charged to participating hotels and travel agencies. The Company's revenues are predominantly transaction-based.

     Pegasus Electronic Distribution. Pegasus derives revenues from its GDS distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled ("net reservations"). In addition, hotels pay fees for status messages sent to global distribution systems through the GDS distribution service. Status messages are electronic messages sent by hotels to global distribution systems to update room rates, features and availability information in global distribution system databases. As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company's interim balance sheets reflect a liability for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The liability created during the early periods of the year is eliminated by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Additionally, Pegasus generally charges new participants in the GDS distribution service a one-time set-up fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. Revenue for these one-time set-up fees is recognized ratably over the set-up period, which generally ranges from two to four months. The Company also charges certain global distribution systems a fee based on either the number of net reservations or the number of hotel chains connected to the global distribution system through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

     Pegasus derives its TravelWeb.com revenues by charging participating hotels a combination of transaction fees or commissions. For reservations that originate on the TravelWeb.com website, Pegasus charges either a transaction fee based on the number of net reservations made at participating properties or a commission based on the value of the guest stay.

     For reservations that originate on websites using the private-label reservation service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Private-label reservation customers also pay initial development fees and monthly subscription or maintenance fees. Initial development fees are recognized ratably over the set-up period.

     Pegasus Commission Processing. Pegasus derives commission processing revenues by charging each participating travel agency a fee based on a percentage of commissions paid to that agency through the commission processing service. The Company also generally charges participating hotels a fee based on the number of commissionable transactions processed. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. Pegasus recognizes revenues from its commission processing service in the month in which the hotel stay occurs. In the immediate following month, Pegasus collects commissions from the hotels by the 12th business day of such month and pays commissions to travel agencies by the 15th business day of such

                             PEGASUS SYSTEMS, INC.

month. If a hotel fails to deliver funds to the Company, Pegasus is not obligated to deliver commission payments on behalf of the hotel to travel agencies. For the years ended December 31, 1999, 1998 and 1997, Pegasus Commission Processing revenues from hotels are presented net of commission payments to travel agencies of approximately $352 million, $255 million, and $165 million, respectively. Pegasus Commission Processing revenues for 1998 and 1997 also include amortization of a $2.0 million payment received by the Company in June 1993 in exchange for a five-year non-cancelable data processing contract. This payment was initially recorded as unearned income and was recognized as revenue over the life of the contract, which terminated in 1998.

     Pegasus Business Intelligence. Pegasus derives its business intelligence revenues by charging hotels fees for the development and maintenance of hotel databases and for consulting services. Pegasus Business Intelligence recognizes as revenue the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates to complete. Contract costs include all direct labor and benefits and direct materials. Additional billings are included in revenues when awarded or received. Revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

ADVERTISING COSTS

     Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 1999, 1998 and 1997 was approximately $982,000, $1,105,000 and $609,000, respectively.

FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheets at December 31, 1999 and 1998 approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and receivables. Cash balances, exceeding the federally insured limits, are maintained in financial institutions. However, management believes the institutions are of high credit quality. The majority of receivables are due from companies which are well-established entities in the travel industry; therefore, management considers any exposure from concentrations of credit risks to be limited.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Pro forma disclosure of net income based on the provisions of FAS

                             PEGASUS SYSTEMS, INC.

123 is presented in Note 9. For financial reporting purposes, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

STOCK SPLITS

     In May 1997, the board of directors declared a four-for-three stock split of the outstanding common and preferred stock effected in the form of a dividend to stockholders of record on the effective date of the Registration Statement on Form S-1 with respect to the Company's initial public offering ("IPO") (Note 8). All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-three stock split.

     On December 8, 1999, the board of directors declared a three-for-two split of common stock to be effected in the form of a stock dividend on January 7, 2000 to all Pegasus stockholders of record on December 20, 1999. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split.

FOREIGN CURRENCY

     The U.S. dollar is the functional currency for the Company's foreign operation. Gains and losses from foreign currency transactions, such as settlement of foreign payables and foreign payroll, are included in net income.

NET INCOME PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaces primary and fully dilutive earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of potential common shares. Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding shares reduced by the effect of potential common shares (Note 15).

COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires separate financial statement disclosure of comprehensive income, which encompasses changes in net asset values derived from activity from both owner and non-owner sources. In 1999, the Company had marketable securities classified as available-for-sale; therefore, the change in the unrealized gain (loss) is included as a component of stockholders' equity and other comprehensive income, net of taxes. There were no items that qualified for treatment as components of other comprehensive income for 1998 and 1997.

SEGMENT INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (Note 16).

                             PEGASUS SYSTEMS, INC.

CHANGE IN ACCOUNTING POLICY

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition for one-time set-up fees currently has an immaterial effect on Pegasus' consolidated statement of operations. Pegasus will apply SAB 101 on a prospective basis for fiscal years beginning after December 31, 1999.

2. ACQUISITIONS

     In August 1998, the Company acquired all of the equity interest in Driving Revenue L.L.C. for approximately $6.0 million plus estimated expenses of less than $100,000. Driving Revenue provides hotel database marketing and consulting services.

     The acquisition was recorded under the purchase method of accounting. Accordingly, Driving Revenue's results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The approximate fair value of assets acquired and liabilities assumed at the date of acquisition, after giving effect to the write-off of certain purchased research and development, is summarized as follows:

Current assets (including approximately $2,000 cash).....  $  176,000
Software.................................................     344,000
Property and equipment...................................      42,000
Goodwill.................................................   4,296,000
Current liabilities......................................     338,000

Approximately $1,480,000, based on a valuation performed by a third party, was allocated to in-process research and development projects that at the time of the acquisition had not reached technological feasibility and had no probable alternative future use. Factors considered in determining the amount of the purchase price allocated to in-process research and development included the estimated stage of development for each project at the acquisition date, the projected cash flows from the expected revenues to be generated from each project and discounting the net cash flows. Such amount of in-process research and development was charged to expense at the date of acquisition. The balance of the purchase price, approximately $4,296,000, was recorded as goodwill and is being amortized on a straight-line basis over a ten year period ending August 2008.

     The following unaudited pro forma summary combines the consolidated results of operations of Pegasus and Driving Revenue for the years ended December 31, 1998 and 1997 as if the acquisition had occurred at the beginning of 1998 and 1997 after giving effect to certain pro forma adjustments. The pro forma adjustments include:

     - amortization of excess purchase price allocated to software

     - amortization of goodwill

     - decreased interest income associated with acquisition funding during 1998 and for the period from the Company's initial public offering in 1997 to the end of 1997

     - interest expense associated with acquisition funding for the period from the beginning of 1997 to the date of the Company's initial public offering in 1997

     - elimination of in-process research and development in 1998 due to its nonrecurring nature

     - related income tax effects

                             PEGASUS SYSTEMS, INC.

This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it indicative of the results of operations which may occur in the future.

                                                                1998          1997
                                                             -----------   -----------
                                                                    (UNAUDITED)
Net revenues...............................................  $29,737,000   $22,270,000
Net income (loss)..........................................    6,541,000      (232,000)
Net income (loss) per share................................         0.39         (0.02)

3. ACCOUNTS RECEIVABLE

     The Company collects travel agents' commissions from hotel chains and, after retaining a portion of these commissions as a fee, remits the net commissions to the travel agents. At December 31, 1999 and 1998, trade accounts receivable were stated net of commissions of approximately $29,200,000 and $21,505,000, respectively.

4. MARKETABLE SECURITIES

     Marketable securities held by the Company at December 31, 1999 are classified as available-for-sale and consisted of corporate debt securities. The cost and fair value of marketable securities at December 31, 1999 were as follows:

                                                                  1999
                                                               -----------
Cost........................................................   $35,320,259
Gross unrealized holding gains..............................           926
Gross unrealized holding losses.............................       (38,661)
                                                               -----------
Fair value..................................................   $35,282,524
                                                               ===========

Marketable securities held by the Company at December 31, 1998 were classified as held-to-maturity. At December 31, 1998, the amortized cost of corporate debt securities was $15,768,400. As of December 31, 1998, the aggregate fair market value of the held-to-maturity securities was not materially different from their carrying values, and the gross unrealized gains and losses by type of security were not material.

     Realized gains and losses are determined on a specific identification basis. There were no realized gains or losses from investment transactions in 1999, 1998 or 1997.

5. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following:

                                                                1999          1998
                                                             -----------   -----------
Computer equipment.........................................  $ 6,086,212   $ 5,817,100
Furniture and equipment....................................    1,032,240       890,334
Office equipment...........................................    1,795,334     1,320,239
Leasehold improvements.....................................      204,084        93,313
                                                             -----------   -----------
                                                               9,117,870     8,120,986
Less: accumulated depreciation.............................   (5,549,658)   (5,485,918)
                                                             -----------   -----------
Property and equipment, net................................  $ 3,568,212   $ 2,635,068
                                                             ===========   ===========

                             PEGASUS SYSTEMS, INC.

6. CAPITAL LEASES

     Assets recorded under capital leases, primarily consisting of computer equipment, are recorded at the lower of the present value of future minimum lease payments or the fair value of the asset. Total assets recorded under capital leases in 1999 and 1998 were approximately $470,000 and $3,436,000, respectively, net of accumulated amortization of $470,000 and $3,054,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

     Future minimum lease payments and related interest are as follows:

Aggregate minimum lease payments all of which are due in the
  year 2000.................................................   $ 54,237
Less: amount representing interest and taxes................     (1,673)
                                                               --------
                                                                 52,564
Less current portion........................................    (52,564)
                                                               --------
                                                               $     --
                                                               ========

Interest rates on capital leases range from approximately 7% to 14%. Interest expense on capital leases for the years ended December 31, 1999, 1998 and 1997 was approximately $17,000, $144,000 and $277,000, respectively.

7. NOTES PAYABLE

     In August 1997, the Company repaid all outstanding principal and accrued interest on notes payable from the proceeds of the Company's initial public offering (Note 8). Total principal and interest paid during 1997 was approximately $5,711,000. Interest expense related to these notes was approximately $322,000 during the year ended December 31, 1997.

8. STOCKHOLDERS' EQUITY

     In August 1997, the stockholders amended the Company's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 100 million.

     The Company completed an IPO in August 1997. The Company's Registration Statement on Form S-1 (File No. 333-28595) with respect to the IPO was declared effective on August 6, 1997, and the Company's stock began trading on the Nasdaq National Market under the symbol PEGS on August 7, 1997. The Company sold 5,175,000 shares of common stock at a per share price of $8.67. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $40.5 million. Selling stockholders also sold 988,500 shares at a per share price of $8.67. Net proceeds to the stockholders after deduction of the underwriting discount were approximately $8.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Concurrent with the completion of the Company's IPO, a four-for-three split of the Company's outstanding common and Series A preferred stock was effected (Note 1), and all outstanding shares of Series A preferred stock were converted into shares of common stock. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-three stock split.

     Effective February 11, 1998, the Company completed a secondary public offering of common stock. The Company sold 420,481 shares of common stock at $11.67 per share. Net proceeds, after deducting the underwriting discount and estimated offering expenses, were approximately $4.2 million. Selling stockholders also sold 3,202,019 shares at $11.67 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

                             PEGASUS SYSTEMS, INC.

     In May 1998, stockholders amended the Company's certificate of incorporation to reduce the number of authorized shares of common stock from 100 million to 50 million. The financial statements have been retroactively adjusted to reflect the reduction in authorized shares.

     In September 1998, the board of directors authorized the repurchase of up to $6.0 million in aggregate of the Company's common stock from time to time. No shares have been acquired as of December 31, 1999.

     In September 1998, the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A preferred stock for each share of the Company's common stock held at a price of $90.00. The number of rights associated with shares of common stock has been proportionally adjusted for the stock split effected in January 2000. The rights will be exercisable only if a person or group of affiliated or associated persons acquires, or has announced the intent to acquire, 20% or more of the Company's common stock.

     In May 1999, Pegasus completed a secondary public offering of common stock. The effective date of the registration statement on Form S-3 was May 6, 1999. Pegasus sold 3,450,000 shares of common stock at a price of $25.92 per share. After deducting the underwriters' discounts and offering expenses, net proceeds to Pegasus were approximately $84.4 million.

     On December 8, 1999, the board of directors approved a three-for-two stock split to be effected in the form of a stock dividend on January 7, 2000 to stockholders of record on December 20, 1999. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been retroactively adjusted for the three-for-two stock split. In connection with the stock split, $68,383 and $53,268 was reclassified to common stock from additional paid-in capital in the December 31, 1999 and 1998 balance sheets, respectively.

9. STOCK-BASED COMPENSATION

     In accordance with the Company's 1996 stock option plan ("1996 Plan"), amended and approved in March 1997, options to purchase 1,300,000 shares of the Company's common stock may be granted to Company employees. Options granted under the 1996 Plan before September 15, 1999 expire in December 2005. In accordance with the Company's 1997 stock option plan ("1997 Plan"), approved in March 1997 and amended in May 1999, options to purchase 1,050,000 shares of the Company's common stock may be granted to Company employees and non-employee directors and contractors. Options granted to Company employees under the 1997 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after September 15, 1999 under both the 1996 and 1997 Plans (collectively, "Plans") expire ten years from the date of grant. Options granted under the Plans may be in the form of incentive stock options or nonqualified stock options. The compensation committee of the board of directors ("Committee") administers the Plans and determines grant prices. Options granted to Company employees generally vest one-fourth after one year from the date of grant and one-twelfth of the balance each quarter thereafter. Options granted to non-employee directors and contractors vest and expire as determined by the Committee. The Company's authorized but unissued or reacquired common stock is used as stock options are exercised.

     In accordance with APB 25, the Company recorded unearned compensation of approximately $250,000, $241,000 and $451,000 in 1999, 1998 and 1997,
respectively, related to options. Unearned compensation is being recognized ratably over the vesting period for stock option grants with exercise prices which are less than fair market value of the stock at the date of grant. Compensation expense of approximately $323,000, $269,000 and $198,000 was charged to operations in 1999, 1998 and 1997, respectively.

     As discussed in Note 1, the Company has adopted the disclosure-only provision of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of

                             PEGASUS SYSTEMS, INC.

FAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                       1999         1998        1997
                                                    ----------   ----------   --------
Net income -- as reported.........................  $8,665,897   $5,396,451   $589,460
Net income -- pro forma...........................  $7,571,506   $4,859,692   $334,589
Net income per share -- as reported:
  Basic...........................................  $     0.47   $     0.34   $   0.05
  Diluted.........................................  $     0.44   $     0.32   $   0.05
Net income per share -- pro forma:
  Basic...........................................  $     0.41   $     0.31   $   0.03
  Diluted.........................................  $     0.38   $     0.29   $   0.03

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the Company's stock option plans.

     The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $14.55 in 1999 and $4.54 in 1998. There were no options granted in 1997 with exercise prices equal to the market price of stock at the grant date. The weighted average fair value for options with exercise prices below the market price of stock at the grant date was $13.72 in 1999, $8.99 in 1998 and $5.67 in 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         1999        1998        1997
                                                       ---------   ---------   ---------
Dividend yield.......................................         --          --          --
Expected volatility:
  Pre-IPO grants.....................................         --          --         0.0%
  Post-IPO grants....................................       72.0%       72.8%       65.0%
Risk-free rate of return.............................        5.7%        4.6%        6.1%
Expected life........................................  4.0 years   4.0 years   4.9 years

The following table summarizes activity under the Company's stock option plans during the years ended December 31:

                                                                  WEIGHTED AVERAGE EXERCISE
                                  NUMBER OF COMPANY OPTIONS            PRICE PER SHARE
                              ---------------------------------   -------------------------
                                1999        1998        1997       1999      1998     1997
                              ---------   ---------   ---------   -------   ------   ------
Options outstanding at
  beginning of year.........  2,000,942   1,623,417   1,157,610   $ 4.91    $3.83    $1.59
Granted.....................    524,875     595,749     497,499    24.93     8.29     8.99
Exercised...................    543,322     100,480       2,000     4.02     3.73     2.07
Canceled....................    123,322     117,744      29,692     6.64     8.13     2.89
                              ---------   ---------   ---------   ------    -----    -----
Options outstanding at end
  of year...................  1,859,173   2,000,942   1,623,417   $10.71    $4.91    $3.83
                              =========   =========   =========   ======    =====    =====
Options exercisable at end
  of year...................    706,978     735,784     395,151   $ 3.63    $2.95    $1.55

                             PEGASUS SYSTEMS, INC.

The following table summarizes information for stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           ---------------------------------------------   ---------------------------
                                       WEIGHTED AVERAGE      WEIGHTED                     WEIGHTED
                           NUMBER OF      REMAINING          AVERAGE       NUMBER OF       AVERAGE
EXERCISE PRICES             OPTIONS    CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------            ---------   ----------------   --------------   ---------   ---------------
$1.34...................     514,250      6.0 years           $ 1.34        414,874        $ 1.34
$2.07...................     144,098      5.8 years             2.07         91,871          2.07
$6.33-$8.93.............     396,397      6.9 years             7.03         88,704          6.93
$10.20-$15.09...........     278,053      6.2 years            10.94        111,519         10.82
$16.92-$25.25...........     427,375      8.0 years            24.34             --            --
$25.42-$31.17...........      99,000      6.5 years            27.25             --            --
                           ---------      ---------           ------        -------        ------
                           1,859,173      6.7 years           $10.71        706,968        $ 3.63
                           =========      =========           ======        =======        ======

The pro forma disclosures for 1999 include approximately $108,000 of compensation expense related to the Company's Employee Stock Purchase Plan (Note
13). The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 1999
                                                               --------
Dividend yield..............................................         --
Expected volatility.........................................       72.0%
Risk-free rate of return....................................        4.5%
Expected life...............................................   1.0 year

10. INCOME TAXES

     Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                      1999          1998        1997
                                                   -----------   ----------   --------
Domestic.........................................  $13,260,045   $5,495,808   $519,459
Foreign..........................................       93,645       98,267     97,917
                                                   -----------   ----------   --------
                                                   $13,353,690   $5,594,075   $617,376
                                                   ===========   ==========   ========

                             PEGASUS SYSTEMS, INC.

Deferred taxes consisted of the following at December 31:

                                                                 1999         1998
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carryforward...........................  $1,721,136   $2,162,922
  Capital loss..............................................     374,037           --
  Stock option compensation expense.........................     128,273      181,545
  Depreciation and amortization.............................     844,814           --
  Rent expense..............................................      36,309       52,540
  Various expense accruals..................................      81,231       50,660
  Charitable contributions..................................      30,658       22,495
  Bad debt reserves.........................................      25,399       36,396
  Income tax credits........................................     191,585       24,160
  Other.....................................................      12,830           --
                                                              ----------   ----------
          Total gross deferred tax assets...................   3,446,272    2,530,718
  Valuation allowance.......................................          --     (270,000)
Deferred tax liability:
  Software amortization.....................................          --     (109,190)
  Depreciation and amortization.............................          --      (66,903)
                                                              ----------   ----------
Net deferred tax assets.....................................  $3,446,272   $2,084,625
                                                              ==========   ==========

In 1997, the net deferred tax asset was fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In the fourth quarter of 1998, the Company released a significant portion of the valuation allowance as management believed it was more likely than not that the net deferred tax asset would be realized. The valuation allowance remaining at December 31, 1998 related to state net operating loss carryforwards. This valuation allowance was removed in 1999 because the related state net operating loss carryforward expired. A portion of the deferred tax asset was related to net operating loss carryforwards of The Hotel Clearing Corporation ("HCC") that existed at the time HCC was acquired by the Company in 1995. Accordingly, approximately $1,467,000 of the valuation allowance released in 1998 reduced the remaining goodwill related to the purchase of HCC.

     At December 31, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $5,062,000 and $5,567,000, respectively. The 1999 net operating loss carryforwards that existed at December 31, 1999 will begin to expire in 2007. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future. As of December 31, 1999, management believes it is more likely than not that the net deferred tax asset will be realized; therefore, no valuation allowance is necessary.

     In 1999, the Company determined that amortization expense related to the Driving Revenue acquisition would be deductible for tax purposes. As a result, the Company established a deferred tax asset in the amount of approximately $932,000 and reduced goodwill accordingly.

                             PEGASUS SYSTEMS, INC.

     The components of the income tax provision for the years ended December 31 were as follows:

                                                        1999        1998        1997
                                                     ----------   ---------   --------
Current provision:
  Federal..........................................  $4,791,986   $ 381,025   $ 51,525
  State............................................     519,907     462,413         --
  Foreign..........................................      37,000      38,100     27,916
                                                     ----------   ---------   --------
                                                      5,348,893     881,538     79,441
                                                     ----------   ---------   --------
Deferred benefit:
  Federal..........................................    (579,243)   (641,069)  $(51,525)
  State............................................     (81,857)    (42,845)        --
                                                     ----------   ---------   --------
                                                       (661,100)   (683,914)   (51,525)
                                                     ----------   ---------   --------
Provision for income taxes.........................  $4,687,793   $ 197,624   $ 27,916
                                                     ==========   =========   ========

A reconciliation of taxes based on the federal statutory rate of 34.0% and the provision for income taxes is summarized as follows for the years ended December 31:

                                                             1999     1998      1997
                                                             ----     -----     -----
Expected income tax provision..............................  34.0%     34.0%     34.0%
Valuation allowance........................................    --     (46.7)%   (38.4)%
Permanent differences......................................  (2.0)%    10.9%      9.8%
State income taxes.........................................   2.2%      5.0%       --
Rate change, state taxes...................................   0.5%       --        --
Other, net.................................................   0.4%      0.3%     (0.9)%
                                                             ----     -----     -----
Provision for income taxes.................................  35.1%      3.5%      4.5%
                                                             ====     =====     =====

11. COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office space and certain office equipment under non-cancelable operating leases. The Company incurred rent expense of approximately $1,039,000, $731,000 and $720,000 in 1999, 1998 and 1997,
respectively.

     Approximate future minimum lease payments at December 31, 1999, under non-cancelable operating leases with original terms exceeding one year, including the Pegasus UK operating lease translated at the rate in effect at December 31, 1999, were as follows:

YEAR ENDING
DECEMBER 31,
------------
2000....................................................   $1,319,000
2001....................................................    1,388,000
2002....................................................    1,362,000
2003....................................................       65,000
2004....................................................       65,000
Thereafter..............................................       75,000
                                                           ----------
                                                           $4,274,000
                                                           ==========

In May 1997, the Company issued a warrant to a customer for the purchase of 518,584 shares of the Company's common stock as part of a five year contract involving a wide range of the Company's services. The warrant was exercised in May 1999 at an exercise price of $4.80 per share. The Company used the Black-

                             PEGASUS SYSTEMS, INC.

Scholes option pricing model to value the warrant. A contract asset of $238,000 was recorded in May 1997, which is being amortized ratably over the associated five-year contract period.

12. EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) defined contribution retirement plan ("401(k) Plan") covering full-time employees who have attained the age of twenty-one. The 401(k) Plan allows eligible employees to defer receipt of up to fifteen percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately.

     The Company makes discretionary matching contributions of up to five percent of employees' annual contributions. The Company's matching contributions vest 20% a year for five years. After five years employment, an employee is fully vested in all matching contributions. During 1999, 1998 and 1997, the Company contributed approximately $363,000, $292,000 and $217,000, respectively, to the 401(k) Plan.

13. STOCK PURCHASE PLAN

     In May 1998, the Company's stockholders approved the Pegasus Systems, Inc. 1997 Employee Stock Purchase Plan ("Stock Plan"). The Company has reserved 750,000 shares of its common stock for purchase by employees pursuant to the terms of the Stock Plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's common stock. Under the Stock Plan, an eligible participating employee will be granted an option at the beginning of each plan year (the "Offering Commencement Date") to purchase at the end of the plan year (the "Offering Termination Date") shares of common stock using the amounts that have accumulated from the employee's payroll deductions made during the plan year at a price that is 85% of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower.

14. RELATED PARTIES

     Pegasus has entered into an arrangement with REZ, Inc. to manage and operate equipment owned by Pegasus at REZ's facilities. In this arrangement, REZ also provides equipment monitoring services, assurance of power supply and communications link back-up support. During 1999, 1998 and 1997, Pegasus recognized expense in the amount of approximately $578,000, $461,000 and $488,000, respectively, for those services. Pegasus provides electronic distribution, commission processing and Internet-based distribution services to REZ. Revenues relating to these services were approximately $1,179,000, $796,000 and $751,000 during 1999, 1998 and 1997, respectively (Note 18).

     Persons related to an officer of the Company have provided printing, design and procurement services to the Company. During 1999, 1998 and 1997, the Company paid approximately $34,000, $3,000 and $6,000, respectively, related to these services, the majority of which related to capitalized furniture purchases.

     Prior to the IPO, the Company derived a substantial portion of its revenues from certain stockholders and stockholder-owned companies. For the year ended December 31, 1997, revenue generated by stockholders and stockholder-owned companies was approximately $15.7 million or 75.3%. Disclosing revenues generated by stockholders and stockholder-owned companies was not considered necessary for the years ended December 31, 1999 and 1998 since the ownership percentage of these stockholders was reduced by the Company's IPO in August 1997, secondary offerings in February 1998 and May 1999 and subsequent open market sales of their shares. The ownership percentage of these stockholders was an aggregate of less than 10% of the

                             PEGASUS SYSTEMS, INC.

Company's common shares outstanding at December 31, 1999 and 1998; therefore, these stockholders were not considered affiliates as of and for the years ended December 31, 1999 and 1998.

15. NET INCOME PER SHARE

     Basic net income per share for the years ended December 31, 1999, 1998 and 1997 has been computed in accordance with FAS 128 using the weighted average number of common shares outstanding after giving retroactive effect to stock splits (Notes 1 and 8).

     Diluted net income per share for the years ended December 31, 1999, 1998 and 1997 gives effect to all dilutive potential common shares that were outstanding during the periods. Outstanding options and warrants with strike prices below the average fair market value of the Company's common stock for the years ended December 31, 1999, 1998 and 1997 were included in the diluted earnings per share (EPS) calculations for the respective periods.

     The following table sets forth the options excluded from the diluted EPS calculations for the respective periods:

                                    1999                       1998                      1997
                          ------------------------   ------------------------   -----------------------
                          OPTIONS                    OPTIONS                    OPTIONS
THREE MONTHS ENDED        EXCLUDED   STRIKE PRICE    EXCLUDED   STRIKE PRICE    EXCLUDED   STRIKE PRICE
------------------        --------   -------------   --------   -------------   --------   ------------
March 31................    1,500       $27.25            --         --              --           --
June 30.................    9,000    $27.25-$31.17        --         --              --           --
September 30............  106,500    $25.25-$31.17    81,000    $12.96-$15.16        --           --
December 31.............       --         --          85,500    $12.96-$16.92        --           --

The options were excluded because they were anti-dilutive. The options excluded in 1999 and 1998 expire from December 2005 to December 2006.

                             PEGASUS SYSTEMS, INC.

     The following table sets forth the basic and diluted net income per share computation for the years ended December 31:

                                                   1999          1998          1997
                                                -----------   -----------   -----------
Net income....................................  $ 8,665,897   $ 5,396,451   $   589,460
                                                ===========   ===========   ===========
Basic:
  Weighted average number of shares
     outstanding..............................   18,576,107    15,691,421    10,800,573
                                                -----------   -----------   -----------
  Net income per share........................  $      0.47   $      0.34   $      0.05
                                                ===========   ===========   ===========
Diluted:
  Weighted average number of shares
     outstanding..............................   18,576,107    15,691,421    10,800,573
  Additional weighted average shares from
     assumed conversion of dilutive
     convertible preferred stock to common
     stock, net of shares to be repurchased
     with exercise proceeds...................           --            --     1,382,032
  Additional weighted average shares from
     assumed exercise of dilutive stock
     options and warrants, net of shares to be
     repurchased with exercise proceeds.......    1,113,280     1,103,922       831,473
                                                -----------   -----------   -----------
  Weighted average number of shares
     outstanding used in the diluted net
     income per share calculation.............   19,689,387    16,795,343    13,014,078
                                                -----------   -----------   -----------
  Net income per share........................  $      0.44   $      0.32   $      0.05
                                                ===========   ===========   ===========

16. SEGMENT INFORMATION

     In 1998, the Company adopted FAS 131. The prior years' segment information has been restated to present the Company's three reportable segments:

     - Pegasus Electronic Distribution -- provides services that enable travel agents and individual travelers to electronically access hotel room inventory information and conduct reservation transactions;

     - Pegasus Commission Processing -- provides commission payment processing services to the hotel industry and travel agencies; and

     - Pegasus Business Intelligence -- provides data mining and reporting services for benchmark analysis and strategic planning for the hotel industry.

The accounting policies of the segments are the same as those described in the
Note 1. Segment data includes a charge allocating all corporate costs to the operating segments. The Company evaluates the performance of its segments based on pretax income. The Company is organized primarily on the basis of services provided.

                             PEGASUS SYSTEMS, INC.

     The following table presents information about reported segments for the years ending December 31:

                                 ELECTRONIC    COMMISSION      BUSINESS     RECONCILING
                                DISTRIBUTION   PROCESSING    INTELLIGENCE      ITEMS         TOTAL
                                ------------   -----------   ------------   -----------   -----------
1999
-----
Net revenues..................  $17,888,157    $18,187,232    $1,960,880    $       --    $38,036,269
Interest income...............           --        158,325        44,322     4,625,496      4,828,143
Interest expense..............       23,175          3,528            53            --         26,756
Depreciation and
  amortization................    1,256,591        383,116       797,703            --      2,437,410
Income(loss) before taxes.....    5,957,372      7,880,898    (3,993,490)    3,508,910     13,353,690
1998
-----
Net revenues..................   12,310,046     15,851,557       902,864            --     29,064,467
Interest income...............       14,358        151,243            12     2,337,652      2,503,265
Interest expense..............      112,988         33,788           103            --        146,879
Depreciation and
  amortization................    1,258,152      1,175,451       256,264            --      2,689,867
Write-off purchased in-process
  R&D.........................           --             --     1,480,085            --      1,480,085
Income(loss) before taxes.....      506,036      5,527,910    (2,777,523)    2,337,652      5,594,075
1997
-----
Net revenues..................    9,864,738     11,038,678            --            --     20,903,416
Interest income...............        7,820        105,437            --       880,335        993,592
Interest expense..............      516,631         83,265           171            --        600,067
Depreciation and
  amortization................    1,074,780      1,929,588        12,251            --      3,016,619
Income(loss) before taxes.....   (1,815,218)     2,122,436      (570,177)      880,335        617,376

Reconciling items for 1999, 1998 and 1997 include interest income earned on short-term investments. Reconciling items for 1999 also include a write-off of the Company's investment in Intermezzo Systems, Inc.

     The Company's business is conducted principally in the United States. The Company does not utilize or measure revenues by geographic location to evaluate Pegasus Electronic Distribution or Pegasus Business Intelligence segments. However, the Company does track the geographic source of travel agency and hotel transactions that give rise to Pegasus Commission Processing revenues. For 1999, 1998 and 1997, approximately $3,300,000, $2,922,000 and $2,037,000 of Commission
Processing revenues were derived from customers based outside the United States.

                             PEGASUS SYSTEMS, INC.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations for 1999 and 1998 after giving retroactive effect to a three-for-two stock split (Note 8) (in thousands except per share amounts):

                                                           QUARTERS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
1999
Revenues.................................  $ 8,372    $ 9,189     $10,075        $10,400
Income before provision for income
  taxes..................................  $ 2,432    $ 2,029     $ 4,136        $ 4,756
Net income...............................  $ 1,501    $ 1,253     $ 2,730        $ 3,182
Basic net income per share...............  $  0.09    $  0.07     $  0.14        $  0.16
Diluted net income per share.............  $  0.09    $  0.06     $  0.13        $  0.15
Basic weighted average shares
  outstanding............................   15,862     18,115      20,049         20,214
Diluted weighted average shares
  outstanding............................   17,304     19,363      20,916         21,120
1998
Revenues.................................  $ 6,167    $ 6,781     $ 7,803        $ 8,313
Income before provision for income
  taxes..................................  $   947    $ 1,382     $   798        $ 2,467
Net income...............................  $   940    $ 1,357     $   772        $ 2,328
Basic net income per share...............  $  0.06    $  0.09     $  0.05        $  0.15
Diluted net income per share.............  $  0.06    $  0.08     $  0.05        $  0.14
Basic weighted average shares
  outstanding............................   15,487     15,736      15,762         15,776
Diluted weighted average shares
  outstanding............................   16,557     16,904      16,793         16,923

In accordance with FAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

18. SUBSEQUENT EVENT

     On November 16, 1999, the Company entered into a definitive agreement to acquire Phoenix-based REZsolutions, Inc., a leader in providing distribution services and solutions for the hotel industry. Under the terms of the agreement, Pegasus will issue 3.99 million shares of common stock, pay $115.0 million in cash and agree to a $20.0 million note payable to Utell International Ltd., a subsidiary of Reed Elsevier plc, a substantial REZ stockholder. Based on a five day average stock price of $31.775, the transaction is valued at approximately $260 million subject to closing balance sheet adjustments. The average stock price was determined using two days before, the day of and two days after the agreement was announced. The acquisition is expected to close during the first quarter of 2000 and will be accounted for under the purchase method of accounting.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears in our definitive proxy statement for our 2000 annual meeting of stockholders under the captions "Nominees for Directors", "Directors Continuing in Office" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears in our definitive proxy statement for its 2000 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in our definitive proxy statement for its 2000 annual meeting of stockholders under the caption "Directors' and Officers' Ownership of our Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in our definitive proxy statement for its 2000 annual meeting of stockholders under the caption "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following Financial Statement Schedule is filed as part of this annual report:

Report of Independent Accountants on Financial Statement
  Schedule..................................................   Page S-1
Consolidated Valuation and Qualifying Accounts..............   Page S-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchanges Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     2. The following documents are filed or incorporated by reference as exhibits to this annual report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Contribution and Restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of
                            the stockholders of the Company
          2.2            -- Agreement and Plan of Merger dated November 16, 1999, as amended, by and among Pegasus Systems, Inc., Pegasus
                            Worldwide, Inc., REZ, Inc. and the majority stockholder
                            of REZ, Inc. (incorporated by reference to the Company's
                            S-4, as amended, originally filed with the Commission on
                            December 14, 1999)
          3.1            -- Third Amended and Restated Certificate of Incorporation,
                            as amended
          3.2            -- Second Amended and Restated Bylaws
          3.3            -- Form of Certification of Designation, Preferences and
                            Rights of Series A Preferred Stock of Pegasus Systems,
                            Inc. (incorporated by reference from Exhibit 2 of the
                            Company's Form 8-A filed with the Commission on October
                            9, 1998)
          4.1            -- Specimen of Common Stock certificate
          4.2            -- Third Amended and Restated Certificate of Incorporation
                            and Second Amended and Restated Bylaws (see Exhibits 3.1
                            and 3.2)
          4.3            -- Rights Agreement dated June 25, 1996 by and among the
                            Company and certain holders of capital stock of the
                            Company named therein
          4.4            -- Common Stock Purchase Warrant issued to Holiday
                            Hospitality Corporation
          4.5            -- Rights Agreement dated as of September 28, 1998 by and
                            between the Company and American Securities Transfer &
                            Trust, Inc. (incorporated by reference from Exhibit 4 of
                            the Company's Current Report on Form 8-K filed with the
                            Commission on October 9, 1998)
          4.6            -- Form of Rights Certificate (incorporated by reference
                            from Exhibit 3 of the Company's Form 8-A filed with
                            Commission on October 9, 1998)
        *10.1            -- Employment Agreement dated January 1, 2000 between the
                            Company and John F. Davis, III (incorporated by reference
                            to the Company's S-4, as amended, originally filed with
                            Commission on December 14, 1999)
        *10.2            -- Employment Agreement dated January 1, 2000 between the
                            Company and Joseph W. Nicholson (incorporated by
                            reference to the Company's S-4, as amended, originally
                            filed with Commission on December 14, 1999)
        *10.3            -- Employment Agreement dated January 1, 2000 between the
                            Company and Jerome L. Galant (incorporated by reference
                            to the Company's S-4, as amended, originally filed with
                            Commission on December 14, 1999)
        *10.5            -- 1996 Stock Option Plan, as amended
       +*10.6            -- 1997 Stock Option Plan, as amended

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7            -- Citibank Global Payments Service Agreement dated July 24,
                            1998 between The Hotel Clearing Corporation and Citibank,
                            N.A. (incorporated by reference to Exhibit 10.1 of the
                            Company's 10-Q for the quarter ended October 31, 1998,
                            filed with the Commission on November 16, 1998)
         10.8            -- Facilities Management Agreement dated January 1, 1996
                            between the Company and Anasazi, Inc., currently know as
                            REZsolutions, Inc.
         10.9            -- Service Agreement dated December 13, 1996 between the
                            Company and Comdisco, Inc.
         10.1            -- Service Agreement dated January 17, 1997 between the
                            Company and Genuity, Inc.
        *10.11           -- 1997 Employee Stock Purchase Plan, as amended
                            (incorporated by reference to the Company's 10-K for the
                            year ended December 31, 1998.)
         10.12           -- Office Lease dated October 1, 1995, First Amendment to
                            Office Lease dated February 25, 1998, Second Amendment to
                            Office Lease dated November 2, 1998 and Third Amendment
                            to Office Lease dated November 8, 1999 between the
                            Company and the Utah State Retirement Investment Fund
                            relating to property located at 3811 Turtle Creek Blvd.,
                            Suite 1100, Dallas, Texas 75219 (incorporated by
                            reference to the Company's Form S-4, as amended,
                            originally filed with the Commission on December 14,
                            1999)
        +10.13           -- Supplemental Employee Retirement Plan
        +21.1            -- Subsidiaries of the Company
        +23.1            -- Consent of PricewaterhouseCoopers LLP
        +24.1            -- Power of Attorney (included on signature page)
        +27.1            -- Financial Data Schedule

---------------

Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Secretary, 3811 Turtle Creed Blvd., Suite 1100, Dallas, Texas 75219.

     (b) Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended December 31, 1999:

                                                                                      FINANCIAL
                                                                                      STATEMENTS
ITEM                         DESCRIPTION                             FILING DATE        FILED
----                         -----------                             -----------      ----------
5      A report announcing an Agreement and Plan of Merger with   November 22, 1999     No
       REZ, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this tenth day of March, 2000.

                                            PEGASUS SYSTEMS, INC.

                                            By:   /s/ JOHN F. DAVIS, III
                                              ----------------------------------
                                                      John F. Davis, III
                                                   Chief Executive Officer,
                                                    President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John F. Davis, III, Jerome L. Galant and Ric L. Floyd, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----

               /s/ JOHN F. DAVIS, III                  Chief Executive Officer, President    March 10, 2000
-----------------------------------------------------    and Director (Principal
                 John F. Davis, III                      Executive Officer)

                /s/ JEROME L. GALANT                   Chief Financial Officer (Principal    March 10, 2000
-----------------------------------------------------    Financial and Accounting
                  Jerome L. Galant                       Officer)

               /s/ MICHAEL A. BARNETT                  Director                              March 10, 2000
-----------------------------------------------------
                 Michael A. Barnett

                  /s/ PAUL J. BROWN                    Director                              March 10, 2000
-----------------------------------------------------
                    Paul J. Brown

                /s/ ROBERT B. COLLIER                  Director                              March 10, 2000
-----------------------------------------------------
                  Robert B. Collier

             /s/ WILLIAM C. HAMMETT, JR.               Director                              March 10, 2000
-----------------------------------------------------
               William C. Hammett, Jr.

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----

                /s/ THOMAS F. O'TOOLE                  Director                              March 10, 2000
-----------------------------------------------------
                  Thomas F. O'Toole

                 /s/ BRUCE W. WOLFF                    Director                              March 10, 2000
-----------------------------------------------------
                   Bruce W. Wolff

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Pegasus Systems, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 10, 2000 appearing in Item 8 of this annual report on Form 10-K of Pegasus Systems, Inc. also included an audit of the financial statement schedule, for each of the three years in the period ended December 31, 1999, listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            PricewaterhouseCoopers LLP

Dallas, Texas
February 10, 2000

                                                                     SCHEDULE II

                             PEGASUS SYSTEMS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (IN THOUSANDS)

                                                       ADDITIONS    ADDITIONS
                                          BALANCE AT   CHARGED TO     FROM                   BALANCE AT
                                          BEGINNING    COSTS AND    ACQUIRED                   END OF
CLASSIFICATION                            OF PERIOD     EXPENSES    COMPANIES   DEDUCTIONS     PERIOD
--------------                            ----------   ----------   ---------   ----------   ----------
December 31, 1997
  Allowance for doubtful accounts.......    $   45        $ 81         $--       $   (48)      $   78
  Income tax valuation allowance........     4,549          --          --          (237)       4,312
                                            ------        ----         ---       -------       ------
  Total reserves and allowances.........     4,594          81          --          (285)       4,390
                                            ------        ----         ---       -------       ------
December 31, 1998
  Allowance for doubtful accounts.......        78          35           7           (21)          99
  Income tax valuation allowance........     4,312         270          --        (4,312)         270
                                            ------        ----         ---       -------       ------
          Total reserves and
            allowances..................     4,390         305           7        (4,333)         369
                                            ------        ----         ---       -------       ------
December 31, 1999
  Allowance for doubtful accounts.......        99          --          --           (17)          82
  Income tax valuation allowance........       270          --          --          (270)          --
                                            ------        ----         ---       -------       ------
          Total reserves and
            allowances..................    $  369        $ --         $--       $  (287)      $   82
                                            ======        ====         ===       =======       ======

     (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in Item 8 of this annual report on Form 10-K.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Contribution and Restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of
                            the stockholders of the Company
          2.2            -- Agreement and Plan of Merger dated November 16, 1999, as amended, by and among Pegasus Systems, Inc., Pegasus
                            Worldwide, Inc., REZ, Inc. and the majority stockholder
                            of REZ, Inc. (incorporated by reference to the Company's
                            S-4, as amended, originally filed with the Commission on
                            December 14, 1999)
          3.1            -- Third Amended and Restated Certificate of Incorporation,
                            as amended
          3.2            -- Second Amended and Restated Bylaws
          3.3            -- Form of Certification of Designation, Preferences and
                            Rights of Series A Preferred Stock of Pegasus Systems,
                            Inc. (incorporated by reference from Exhibit 2 of the
                            Company's Form 8-A filed with the Commission on October
                            9, 1998)
          4.1            -- Specimen of Common Stock certificate
          4.2            -- Third Amended and Restated Certificate of Incorporation
                            and Second Amended and Restated Bylaws (see Exhibits 3.1
                            and 3.2)
          4.3            -- Rights Agreement dated June 25, 1996 by and among the
                            Company and certain holders of capital stock of the
                            Company named therein
          4.4            -- Common Stock Purchase Warrant issued to Holiday
                            Hospitality Corporation
          4.5            -- Rights Agreement dated as of September 28, 1998 by and
                            between the Company and American Securities Transfer &
                            Trust, Inc. (incorporated by reference from Exhibit 4 of
                            the Company's Current Report on Form 8-K filed with the
                            Commission on October 9, 1998)
          4.6            -- Form of Rights Certificate (incorporated by reference
                            from Exhibit 3 of the Company's Form 8-A filed with
                            Commission on October 9, 1998)
        *10.1            -- Employment Agreement dated January 1, 2000 between the
                            Company and John F. Davis, III (incorporated by reference
                            to the Company's S-4, as amended, originally filed with
                            Commission on December 14, 1999)
        *10.2            -- Employment Agreement dated January 1, 2000 between the
                            Company and Joseph W. Nicholson (incorporated by
                            reference to the Company's S-4, as amended, originally
                            filed with Commission on December 14, 1999)
        *10.3            -- Employment Agreement dated January 1, 2000 between the
                            Company and Jerome L. Galant (incorporated by reference
                            to the Company's S-4, as amended, originally filed with
                            Commission on December 14, 1999)
        *10.5            -- 1996 Stock Option Plan, as amended
       +*10.6            -- 1997 Stock Option Plan, as amended
         10.7            -- Citibank Global Payments Service Agreement dated July 24,
                            1998 between The Hotel Clearing Corporation and Citibank,
                            N.A. (incorporated by reference to Exhibit 10.1 of the
                            Company's 10-Q for the quarter ended October 31, 1998,
                            filed with the Commission on November 16, 1998)
         10.8            -- Facilities Management Agreement dated January 1, 1996
                            between the Company and Anasazi, Inc., currently know as
                            REZsolutions, Inc.
         10.9            -- Service Agreement dated December 13, 1996 between the
                            Company and Comdisco, Inc.
         10.1            -- Service Agreement dated January 17, 1997 between the
                            Company and Genuity, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.11           -- 1997 Employee Stock Purchase Plan, as amended
                            (incorporated by reference to the Company's 10-K for the
                            year ended December 31, 1998.)
         10.12           -- Office Lease dated October 1, 1995, First Amendment to
                            Office Lease dated February 25, 1998, Second Amendment to
                            Office Lease dated November 2, 1998 and Third Amendment
                            to Office Lease dated November 8, 1999 between the
                            Company and the Utah State Retirement Investment Fund
                            relating to property located at 3811 Turtle Creek Blvd.,
                            Suite 1100, Dallas, Texas 75219 (incorporated by
                            reference to the Company's Form S-4, as amended,
                            originally filed with the Commission on December 14,
                            1999)
        +10.13           -- Supplemental Employee Retirement Plan
        +21.1            -- Subsidiaries of the Company
        +23.1            -- Consent of PricewaterhouseCoopers LLP
        +24.1            -- Power of Attorney (included on signature page)
        +27.1            -- Financial Data Schedule

---------------

Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Secretary, 3811 Turtle Creed Blvd., Suite 1100, Dallas, Texas 75219.