Form 10-Q
period 2000-03-31
PEGASUS SYSTEMS INC
filed 2000-05-15
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 2000

                                      OR

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ___ to ___

                             ____________________

                       Commission File Number 0-22935

                           PEGASUS SOLUTIONS, INC.
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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   [ X ]       No   [   ]

 The number of shares of the registrant's common stock outstanding as of May 9, 2000 was 24,240,085.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                     For the Quarter Ended March 31, 2000

                                    INDEX

 Part I.  Financial Information

      Item 1. Financial Statements (unaudited)                  Page

           a) Consolidated Balance Sheets
                as of March 31, 2000 and December 31, 1999        3

           b) Consolidated Statements of Operations for the
                Three Months Ended March 31, 2000 and 1999        4

           c) Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999        5

           d) Notes to Consolidated Financial Statements          6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations               9


 Part II.  Other Information

      Item 2.   Changes in Securities and Use of Proceeds        15

      Item 6.   Exhibits and Reports on Form 8-K                 15


 Signatures                                                      16

 Part I - Financial Information
 Item 1.   Financial Statements

                             PEGASUS SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                             March 31, 2000    December 31, 1999
                                              ------------       ------------
 ASSETS
 Cash and cash equivalents                   $ 134,959,771      $ 104,616,147
 Restricted cash                                 3,559,420          2,928,680
 Short-term investments                          7,495,900         35,282,524
 Accounts receivable, net                        7,145,026          4,854,185
 Other current assets                            3,608,600          2,585,247
                                              ------------       ------------
    Total current assets                       156,768,717        150,266,783

 Capitalized software, net                       1,354,628          1,287,422
 Property and equipment, net                     4,300,323          3,568,212
 Goodwill, net                                   2,805,900          2,890,077
 Other noncurrent assets                         5,266,617          5,527,274
                                              ------------       ------------
       Total assets                          $ 170,496,185      $ 163,539,768
                                              ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $   7,400,101      $   6,162,314
 Unearned income                                 1,767,544             62,640
 Customer deposits                                 414,463            383,966
 Current portion of capital lease
   obligations                                        -                52,564
                                              ------------       ------------
    Total current liabilities                    9,582,108          6,661,484

 Other noncurrent liabilities                      606,858            106,788

 Stockholders' equity:
    Preferred stock, $.01 par value;
      2,000,000 shares authorized; zero
      shares issued and outstanding,                  -                  -
    Common stock, $.01 par value;
      50,000,000 shares authorized;
      20,557,285 and 20,515,050
      shares issued, respectively                  205,573            205,151
    Additional paid-in capital                 157,383,441        156,978,043
    Unearned compensation                         (350,957)          (442,106)
    Accumulated comprehensive loss                  (6,148)           (24,905)
    Retained earnings                            3,101,648             81,651
    Less treasury stock (174,726
      shares, at cost)                             (26,338)           (26,338)
                                              ------------       ------------
       Total stockholders' equity              160,307,219        156,771,496
                                              ------------       ------------
       Total liabilities
         and stockholders' equity            $ 170,496,185      $ 163,539,768
                                              ============       ============

         See accompanying notes to consolidated financial statements

                           PEGASUS SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   2000           1999
                                                -----------    ----------
 Net revenues                                  $ 10,660,714   $ 8,372,496

 Cost of services                                 3,431,080     2,563,425
 Research and development                           602,398       611,443
 General and administrative expenses              1,905,294     1,332,958
 Marketing and promotion expenses                 1,594,312     1,263,819
 Depreciation and amortization                      604,569       679,272
                                                -----------    ----------
 Operating income                                 2,523,061     1,921,579
 Other income (expense):
    Interest income                               1,594,363       528,709
    Interest expense                                 (6,130)      (18,227)
                                                -----------    ----------
 Income before income taxes                       4,111,294     2,432,061
 Income taxes                                     1,090,086       930,750
                                                -----------    ----------
 Net income                                    $  3,021,208   $ 1,501,311
                                                ===========    ==========

 Other comprehensive income - change in
    unrealized gain                                  18,757           -
                                                -----------    ----------

 Comprehensive income                          $  3,039,965   $ 1,501,311
                                                ===========    ==========

 Net income per share:
    Basic                                      $       0.15   $      0.09
                                                ===========    ==========

    Diluted                                    $       0.14   $      0.09
                                                ===========    ==========

 Weighted average shares outstanding:
    Basic                                        20,356,367    15,862,176
                                                ===========    ==========

    Diluted                                      21,048,068    17,304,075
                                                ===========    ==========

         See accompanying notes to consolidated financial statements

                           PEGASUS SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------     ----------
 Cash flows from operating activities:
   Net income                                             $  3,021,208    $ 1,501,311
   Adjustments to reconcile net income to net cash
      from operating activities:
     Windfall tax benefit from employee exercise of
        non-qualified stock options                            281,929        843,753
     Depreciation and amortization                             604,569        679,272
     Recognition of stock option compensation                   89,166         80,752
     Amortization of premiums on short-term investments         20,672          8,271
     Changes in assets and liabilities:
       Restricted cash                                        (630,739)       117,439
       Accounts receivable                                  (1,357,124)    (1,566,949)
       Other current and noncurrent assets                  (1,674,807)        41,596
       Accounts payable and accrued liabilities              1,642,034        (17,573)
       Unearned income                                       1,673,637      1,000,375
       Other noncurrent liabilities                            125,108         (8,898)
                                                           -----------     ----------
         Net cash provided by operating activities           3,795,653      2,679,349
                                                           -----------     ----------
 Cash flows from investing activities:
   Purchase of software, property and equipment             (1,319,709)      (917,476)
   Purchase of marketable securities                              -        (3,567,675)
   Proceeds from maturity of marketable securities          27,794,372     11,404,912
   Investment in minority interest                                -           (50,110)
                                                           -----------     ----------
       Net cash provided by investing activities            26,474,663      6,869,651
                                                           -----------     ----------
 Cash flows from financing activities:
   Net proceeds from issuance of stock                         125,872        512,342
   Repayment of capital leases                                 (52,564)      (262,622)
                                                           -----------     ----------
     Net cash provided by financing activities                  73,308        249,720
                                                           -----------     ----------
 Net increase in cash and cash equivalents                  30,343,624      9,798,720
 Cash and cash equivalents, beginning of period            104,616,147     25,002,185
                                                           -----------     ----------
 Cash and cash equivalents, end of period                 $134,959,771    $34,800,905
                                                           ===========     ==========
 Supplemental disclosure of cash flow information:

   Interest paid                                          $      3,204    $    15,390
                                                           ===========     ==========
   Income taxes paid                                      $       -       $      -
                                                           ===========     ==========

        See accompanying notes to consolidated financial statements

                  Notes to Consolidated Financial Statements
                                 (Unaudited)


 1. BASIS OF PRESENTATION

    Pegasus is a leading provider of transaction processing and electronic commerce services to the hotel industry worldwide. Pegasus is organized into three businesses: Pegasus Electronic Distribution, Pegasus Commission Processing, and Pegasus Business Intelligence. The consolidated financial statements include the accounts of Pegasus
    Solutions, Inc. (Note 5) and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

    In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normally recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1999 on Form 10-K. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.

 2. EARNINGS PER SHARE

    Basic net income per share for the three months ended March 31, 2000 and 1999 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") using the weighted average number of common shares outstanding.

    Diluted net income per share for the three months ended March 31, 2000 and 1999 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three months ended March 31, 2000 and 1999 were included in the diluted earnings per share ("EPS") calculations for the respective periods.

    The following table sets forth the options excluded from the diluted EPS calculations for the three months ended March 31:

                                    2000            1999
                                    ----            ----
         Options excluded          99,000           1,500
         Strike price         $25.25 - $29.02      $27.25


    The  options were excluded  because they were  antidilutive. The  options
    excluded  in 2000  expire from  December  2006 to  September 2009.    The
    options excluded in 1999 expire in December 2006.

    The following table sets forth the basic and diluted EPS computation for the three months ended March 31, 2000 and 1999:

                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                            2000           1999
                                         -------------------------
     Net income                          $3,021,208     $1,501,311
                                         =========================
     Basic:

      Weighted average number of
       shares outstanding                20,356,367     15,862,176
                                         -------------------------
      Net income per share                   $ 0.15         $ 0.09
                                         =========================
     Diluted:

      Weighted average number of
      shares outstanding                 20,356,367     15,862,176

      Additional weighted average
      shares from assumed exercise
      of dilutive stock options and
      warrants, net of shares to be
      repurchased with exercise
      proceeds                              691,701      1,441,899
                                         -------------------------
      Weighted average number of         21,048,068     17,304,075
      shares outstanding used in the
      diluted net income per share
      calculation
                                         -------------------------
      Net income per share                   $ 0.14         $ 0.09
                                         =========================



 3. SEGMENT INFORMATION

    Based on the  criteria set forth under Statement of Financial  Accounting
    Standards  No. 131,  "Disclosures  about Segments  of an  Enterprise  and
    Related  Information,"   Pegasus  is  organized  into  three   reportable
    segments:

    *  Pegasus  Electronic  Distribution  -  provides  services  that  enable travel agents and individual travelers to electronically access  hotel room inventory information and conduct reservation transactions;
    *  Pegasus   Commission  Processing   -   provides   commission   payment
       processing services to the hotel industry and travel agencies; and
    *  Pegasus  Business  Intelligence  -  provides  database  marketing  and consulting services and is being  expanded to provide data  mining and reporting services for benchmark  analysis and strategic planning  for the hotel industry.

    Pegasus  is  organized  primarily on  the  basis  of  services  provided.
    Segment data includes a charge allocating all corporate costs to the operating segments. Management evaluates performance of its segments based on pretax income.


    The following table presents information about reported segments for the three months ended March 31:

                Electronic    Commission    Business    Reconciling
               Distribution   Processing  Intelligence    Items        Total
                 ----------   ----------    ---------    ---------   ----------
 2000
 ----
 Net revenues   $ 5,238,694  $ 5,069,062   $  352,958   $   ---     $10,660,714

 Income (loss)
   before taxes   2,089,747    1,942,880   (1,412,100)   1,490,767    4,111,294

 1999
 ----
 Net revenues     3,964,052    3,985,189      423,255       ---       8,372,496

 Income (loss)
   before taxes   1,162,337    1,699,419     (925,992)     496,297    2,432,061


    Reconciling  items   represent  interest  income  earned  on   short-term
    investment of operating cash balances and of a portion of proceeds from our initial and secondary public offerings of common stock.

 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FAS 133," is effective for our first quarter financial statements in fiscal 2001. Pegasus is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Pegasus is applying SAB 101 on a prospective basis beginning in fiscal year 2000.

 5. SUBSEQUENT EVENTS

    On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., formerly known as REZsolutions, Inc. REZ will operate as a wholly owned subsidiary of Pegasus. REZ stockholders received the following merger consideration on a pro rata basis:

    1)     An  aggregate  3.99  million  shares  of  Pegasus  common   stock,
       approximately 338,000 shares of which were placed in an indemnification escrow account and approximately 123,000 shares of which were placed in an escrow account pending the determination of post-closing adjustments. The aggregate 3.99 million shares constitute 16.4% of the total Pegasus common shares outstanding at March 31, 2000. No fractional shares will be issued. REZ stockholders will receive a cash payment in lieu of any fractional shares.
    2) Approximately $89 million in cash, $5.5 million of which is in an indemnification escrow account.
    3) $20 million note payable to Utell International Group, Ltd., in lieu of cash consideration otherwise receivable by Utell. Utell was the majority REZ stockholder.

    The acquisition will be recorded under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date will be included in the Company's consolidated financial statements for the three months ended June 30, 2000.

    On May 2, 2000, the stockholders of Pegasus Systems, Inc. approved changing the Company's name to Pegasus Solutions, Inc. With the acquisition of REZ on April 3, 2000, the new name is more descriptive of the combined entity and our services. Pegasus' common stock is still traded on the Nasdaq National Market under the symbol PEGS.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

 This Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events could differ materially from those discussed in the forward-looking statements as a result of certain factors. These factors include those set forth under the heading "Risk Factors" in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 1999 and the Form S-4 (registration no. 333-92683) that was declared effective on March 31, 2000.

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

 Our GDS distribution service provides an electronic interface between a hotel's central reservation system and the global distribution systems that travel agents use to book hotel and airline reservations. Pegasus derives revenues from this service by charging hotel participants a fee based on the number of reservations made, less the number cancelled ("net reservations"), and a fee for "status messages" processed through the GDS distribution service. Status messages are electronic messages sent by hotels to global distribution systems to update room rates, features and availability information on global distribution system databases. As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. Pegasus recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. Pegasus' interim balance sheets reflect a liability for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The liability created during the early periods of the year is eliminated by the end of each year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Pegasus offers volume-based discounting for GDS distribution fees. The recent consolidation in the hotel industry has resulted in a lower average fee per transaction for the GDS distribution service. Despite increases in the number of transactions, revenues generated from the GDS distribution service have remained consistent with prior periods. Pegasus expects this trend to continue.

 Additionally,  Pegasus  generally  charges  new  participants  in  the   GDS
 distribution service a one-time set-up fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. In 1999, revenue for these one-time set-up fees was recognized ratably over the set-up period, which generally ranges from two to four months. In 2000, revenue for these one-time set-up fees is recognized over the contract term in accordance with SAB 101. Pegasus also charges some global distribution systems a fee based on either the number of net reservations or the number of hotels connected to the global distribution system to compensate for the management and consolidation of multiple interfaces.

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

 Pegasus Commission Processing. Pegasus Commission Processing is the global leader in hotel commission payment processing. Pegasus Commission Processing improves the efficiency and effectiveness of the commission payment process for participating hotels and travel agencies by consolidating payments, paying in local currency and providing comprehensive transaction reports. Pegasus Commission Processing derives revenues by charging a participating travel agency a fee based on a percentage of the commissions paid by hotels and hotel chains that are processed by Pegasus on behalf of that agency. Pegasus also generally charges a participating hotel a fee based on the number of commissionable transactions arising from that hotel that are processed by Pegasus. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. Pegasus Commission Processing recognizes revenues in the month in which the hotel stay occurs. In the following month, Pegasus collects commissions from the hotels by the 12th business day of the month and pays commissions to travel agencies by the 15th day of the month. If a hotel fails to deliver funds to Pegasus, Pegasus is not obligated to deliver commission payments on behalf of the hotel to travel agencies.

 Pegasus Business Intelligence. Pegasus Business Intelligence provides database marketing and consulting services and is being expanded to provide data mining and reporting services that search and organize data into meaningful information for competitive analysis and strategic planning for the hotel industry. Pegasus Business Intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services.

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

 Pegasus has developed or is in the process of developing several new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the hotel room distribution process. Pegasus Electronic Distribution has introduced services that automate the processing of hotel reservations for large meetings and conventions and for corporate travelers. Pegasus Business Intelligence intends to introduce data mining and reporting services for benchmark analysis and strategic planning for the hotel industry. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

 Pegasus' future success will depend, in part, on its ability to :

   *  Develop leading technologies
   *  Enhance existing services
   * Develop and introduce new services that address the increasingly sophisticated and varied needs of current and prospective customers
   * Respond to technological advances and emerging industry standards on a timely and cost-effective basis.

 RECENT DEVELOPMENTS

 On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., formerly known as REZsolutions, Inc. REZ will operate as a wholly owned subsidiary of Pegasus. REZ stockholders received the following merger consideration on a pro rata basis:

   1) An aggregate 3.99 million shares of Pegasus common stock, approximately 338,000 shares of which were placed in an indemnification escrow account and approximately 123,000 shares of which were placed in an escrow account pending the determination of post-closing adjustments. The aggregate 3.99 million shares constitute 16.4% of the total Pegasus common shares outstanding at March 31, 2000. No fractional shares will be issued. REZ stockholders will receive a cash payment in lieu of any fractional shares.
   2) Approximately $89 million in cash, $5.5 million of which is in an indemnification escrow account.
   3) $20 million note payable to Utell International Group, Ltd., in lieu of cash consideration otherwise receivable by Utell. Utell was the majority REZ stockholder.

 The acquisition will be recorded under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date will be included in the Company's consolidated financial statements for the three months ended June 30, 2000.

 On May 2, 2000, the stockholders of Pegasus Systems, Inc. approved changing the Company's name to Pegasus Solutions, Inc. With the acquisition of REZ on April 3, 2000, the new name is more descriptive of the combined entity and our services.

 THREE MONTHS ENDED MARCH 31, 2000 AND 1999

 Net revenues.  Net  revenues for  the  three  months ended  March  31,  2000 increased to $10.7 million from $8.4 million for the three months ended March 31, 1999, an increase of 27.3%. This increase in revenues was primarily driven by higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing.

 Pegasus Electronic Distribution revenues increased 32.2% for the three months ended March 31, 2000 as compared to the same period in 1999. This increase resulted primarily from a 18.6% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Although GDS revenue per transaction decreased for the three months ended March 31, 2000 compared to the same period in 1999, total transaction revenue per transaction increased 12.6% due to an increase in the number of Internet-based transactions, which generate more revenue per transaction. A $188,000 increase in non-transaction related revenue also contributed to the increase in total electronic distribution revenue. Non-transaction related revenue includes implementation fees, license fees, subscription fees and advertising revenue.

 Pegasus Commission Processing revenues increased 27.2% for the three months ended March 31, 2000 compared to the same period in 1999 as a result of a 39.3% increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 39.2% for the three months ended March 31, 2000 compared to the same period in 1999 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in travel agency fees is due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

 Pegasus Business Intelligence revenues decreased $70,000, or 16.6%, to $353,000 for the three months ended March 31, 2000 compared to $423,000 for the three months ended March 31,1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

 Pegasus Business Intelligence had net pretax losses of approximately $1.4 million and $925,000 for the three months ended March 31, 2000 and 1999, respectively. Pegasus expects this segment to continue to have losses in the foreseeable future. However, Pegasus expects the losses to decline as this segment develops new products, builds its customer base and increases revenues.

 Cost of services. Cost of services increased by $868,000, or 33.9%, to $3.4 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999. Cost of services increased due to an increase in the number of technology personnel as well as higher technology salaries for the three months ended March 31, 2000 compared to the same period in 1999.

 Research and development. Research and development expenses decreased slightly to $602,000 for the three months ended March 31, 2000 from $611,000 for the same period in 1999. An increase in headcount and salaries was offset by $80,000 of capitalized software costs during the three months ended March 31, 2000 and a $39,000 decrease in commission processing consulting costs compared to the three months ended March 31, 1999.

 General and administrative expenses. General and administrative expenses increased $572,000, or 42.9%, to $1.9 million for the three months ended March 31, 2000 from $1.3 million for the same period in 1999. This increase was primarily due to an increase in personnel expenses and office costs including rent, telephone, travel and supplies associated with increased headcount. Personnel and office costs increased approximately $144,000 for the three months ended March 31, 2000 compared to the same period in 1999. As a result of a third-party review of executive compensation conducted at the end of 1999, Pegasus now has a supplemental employee retirement plan for four executives and a revised fee structure for its board of directors. The funding for this plan, higher director compensation, and consulting fees related to this review and the creation of the plan also contributed $134,000, $35,000 and $47,000, respectively, to the increase in general and administrative expenses. In addition, annual report expenses increased $83,000 for the three months ended March 31, 2000 as compared to the same period in 1999 because of a significant increase in the number of shareholders.

 Marketing and promotion expenses. Marketing and promotion expenses increased $330,000, or 26.2%, to $1.6 million for the three months ended March 31, 2000 from $1.3 million for the same period in 1999. Marketing and promotion expenses increased due to a 10.7% increase in the number of marketing and sales personnel including an executive vice president and senior vice president. In contemplation of the REZ acquisition, we hired an executive vice president and incurred salary, benefits, recruiting and relocation costs.

 Depreciation and amortization. Depreciation and amortization expenses decreased $75,000, or 11.0%, to $605,000 for the three months ended March 31, 2000 from $679,000 for the same period in 1999. Depreciation decreased $48,000 for the three months ended March 31, 2000 compared to the same period in 1999 because our old switch platform, the technology on which our electronic distribution services are based, was fully depreciated and replaced with less expensive equipment during 1999. This decrease was partially offset by additions of property and equipment. Amortization expense decreased $26,000 for the three months ended March 31, 2000 as compared to the same period in 1999 because of an adjustment to the tax basis of goodwill related to the 1998 acquisition of Driving Revenue L.L.C.

 Interest income. Interest income increased $1.1 million to $1.6 for the three months ended March 31, 2000 from $529,000 for the same period in 1999. Interest income increased as Pegasus had additional cash available for short-term investment as a result of the secondary public offering of common stock in May 1999. In addition, there was an increase in the prevailing interest rate level for short-term investments during the three months ended March 31, 2000 compared to the same period in 1999. This increase was partially offset by a shift in the investment portfolio to include tax-exempt securities with lower pre-tax yields.

 Interest expense. Interest expense decreased $12,000 to $6,000 for the three months ended March 31, 2000 from $18,000 for the same period in 1999. The expense reflects payments made under capital equipment leases.

 Income taxes. Income taxes for the three months ended March 31, 2000 and 1999 reflect federal, state and foreign income taxes payable. The effective tax rate of approximately 26.5% for the three months ended March 31, 2000 decreased from the effective tax rate of approximately 38.3% for the three months ended March 31, 1999 because of tax-exempt interest income.

 LIQUIDITY AND CAPITAL RESOURCES

 Pegasus' principal sources of liquidity at March 31, 2000 included cash and cash equivalents of $135.0 million, short-term investments of $7.5 million and restricted cash of $3.6 million. Pegasus' principal sources of liquidity at December 31, 1999 included cash and cash equivalents of $104.6 million, short-term investments of $35.3 million and restricted cash of $2.9 million.

 Restricted cash represents funds for travel agency commission checks that were never submitted to the bank by travel agencies for payment within one year of their original issuance. After one year, the bank places a stop on the outstanding travel agency commission checks and returns the funds to Pegasus. Pegasus records, in an accrued liability account, an amount equal to the restricted cash recorded upon receipt of funds from the bank. Reasons for the checks not clearing include travel agencies going out of business, change in address or the checks being lost. The returned funds are repaid to the original travel agency if they can be located, or if not, then to their state of residence as required by the unclaimed property laws of their state.

 Working capital increased to $147.2 million at March 31, 2000 from $143.6 million at December 31, 1999. Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2000 compared to $2.7 million for the same period in 1999 due to our improved operating performance.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $1.3 million for the three months ended March 31, 2000 compared to $917,000 for the same period in 1999. Pegasus has financed its cash requirements for investments primarily through cash generated from operations and the sale of capital stock. Pegasus estimates that its capital expenditures during 2000 will approximate $3.0 million and primarily relate to adding capacity to existing systems.

 Proceeds from the exercise of stock options were $126,000 for the three months ended March 31, 2000 compared to $512,000 for the same period in 1999.

 Pegasus completed secondary public offerings of its common stock in February 1998, raising net proceeds to Pegasus of $4.2 million, and in May 1999, raising net proceeds to Pegasus of $84.4 million. A portion of the proceeds was used at the time of each offering to repay certain lease obligations, for working capital and other general corporate purposes, with the remaining proceeds placed in short-term marketable securities. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. utilizing approximately $89 million of the net proceeds from its initial and secondary public offerings. Other consideration included an aggregate of 3.99 million shares of Pegasus common stock and a $20 million note payable to Utell, the majority REZ stockholder.

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas) on April 17, 2000. Under the terms of the credit agreement, Pegasus has a $10 million revolving credit facility with each lender, or an aggregate of $30 million credit facility. The credit agreement has a two-year term, and the current interest rate is LIBOR plus 2%.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   *  Operational cash requirements
   *  Competitive pressures
   *  Development of new services and applications
   *  Acquisition of complimentary businesses or technologies
   *  Response to unanticipated cash requirements

 Pegasus believes that its liquidity and cash flow from operations after the closing of the REZ acquisition, together with funds available from current and future debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the end of 2000. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.
 Part II - Other Information

 Item 2.   Changes  in  Securities  and  Use  of  Proceeds  -  The Securities
      and Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering (IPO) of the Company's Common Stock. The Company raised proceeds, net of offering expenses, of $40.5 million from the IPO. Approximately, $5.2 million of these proceeds were used to repay notes payable to stockholders and repay certain lease obligations. $400,000 was used to acquire software assets of a third-party company. $1.5 million was used to acquire minority interests in a database management consulting company and a company that provides software services to the hospitality industry. The Company also paid $6.0 million to acquire a hotel database marketing and consulting company. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. utilizing approximately $89 million of cash, which constituted all of the remaining net proceeds from its initial public offering and a portion of the net proceeds from its secondary public offerings. Other consideration included an aggregate of 3.99 million shares of Pegasus common stock and a $20 million note payable to Utell, the majority REZ stockholder.

 Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 3.1   - Fourth Amended and Restated Certificate of
                          Incorporation

          Exhibit 10.14 - Credit Agreement with Chase Bank of Texas, Compass
                          Bank and Wells Fargo Bank (Texas)

          Exhibit 10.15 - Security Agreement with Chase Bank of Texas,
                          National Association

          Exhibit 27    - Financial Data Schedule


      (b) Reports on Form 8-K

        On April 18, 2000, Pegasus filed a current report on Form 8-K to announce the completion of the REZ, Inc. acquisition. The financial statements of the business acquired and pro forma financial information are incorporated by reference to the Form S-4 declared effective by the Commission on March 31, 2000 (registration no. 333-92683).

                                    SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.




      May 12, 2000                                     /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                          President and Chief
                                                            Executive Officer





      May 12, 2000                                       /s/ JEROME L. GALANT
                                                         --------------------
                                                             Jerome L. Galant
                                                      Chief Financial Officer
                                               (principal accounting officer)

                                   EXHIBIT INDEX


   Exhibit Number             Description of Exhibits
   --------------             -----------------------
        3.1          Fourth Amended and Restated Certificate of
                       Incorporation
       10.14         Credit Agreement with Chase Bank of Texas, Compass
                       Bank and Wells Fargo Bank (Texas)
       10.15         Security Agreement with Chase Bank of Texas,
                       National Association
       27            Financial Data Schedule