Form 10-Q
period 2000-06-30
PEGASUS SOLUTIONS INC
filed 2000-08-14
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 2000

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

                          Yes  [ X ]       No  [   ]

 The number of shares of the registrant's common stock outstanding as of August 10, 2000 was 24,380,457.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                     For the Quarter Ended June 30, 2000

                                    INDEX

                                                                         Page
    Part I.  Financial Information                                       ----

      Item 1.  Financial Statements (unaudited)

               a)  Condensed Consolidated Balance Sheets as of June 30,
                   2000 and December 31, 1999.                             3
               b)  Condensed Consolidated Statements of Operations for
                   the Three and Six Months Ended June 30, 2000 and 1999   4
               c)  Condensed Consolidated Statements of Cash Flows for
                   the Six Months  Ended June 30, 2000 and 1999            5
               d)  Notes to Condensed Consolidated Financial
                   Statements                                              6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12

    Part II.   Other Information

      Item 1.  Legal  Proceedings                                          22

      Item 4.  Submission of Matters to Vote of Security Holders           22

      Item 6.  Exhibits and Reports on Form 8-K                            23

    Signatures                                                             24

 Part I - Financial Information
 Item 1.   Financial Statements

                            PEGASUS SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands except for share amounts)
                                 (Unaudited)

                                             June 30, 2000    December 31, 1999
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      34,584      $     104,616
 Restricted cash                                     3,894              2,929
 Short-term investments                              1,384             35,283
 Accounts receivable, net                           36,947              4,854
 Other current assets                                6,525              2,585
                                              ------------       ------------
    Total current assets                            83,334            150,267

 Intangible assets, net                            106,939                  -
 Property and equipment, net                        32,561              4,856
 Goodwill, net                                     159,762              2,890
 Other noncurrent assets                             5,384              5,527
                                              ------------       ------------
       Total assets                          $     387,980      $     163,540
                                              ============       ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      36,885      $       6,162
 Deferred tax liability                             15,068                  -
 Unearned income                                    11,861                 63
 Income tax payable                                  2,208                  -
 Customer deposits                                   4,434                384
 Current portion of capital lease obligations          405                 52
                                              ------------       ------------
    Total current liabilities                       70,861              6,661

 Deferred tax liability                             21,156                  -
 Note payable                                       20,000                  -
 Other noncurrent liabilities                          783                107
 Unearned income                                       550                  -

 Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000
     shares authorized; zero shares issued
     and outstanding,                                    -                  -
   Common stock, $.01 par value; 50,000,000
     shares authorized; 24,552,883 and
     20,515,050 shares issued, respectively            246                205
   Additional paid-in capital                      284,183            156,978
   Unearned compensation                              (262)              (442)
   Accumulated comprehensive gain (loss)               537                (25)
   Retained earnings (deficit)                     (10,048)                82
   Less treasury stock (174,726
     shares, at cost)                                  (26)               (26)
                                              ------------       ------------
       Total stockholders' equity                  274,630            156,772
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     387,980      $     163,540
                                              ============       ============


 See accompanying notes to condensed consolidated financial statements

                            PEGASUS SOLUTIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)


                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------    ------------------------
                                                    2000         1999         2000          1999
                                                ----------    ----------    ----------    ----------
 Net revenues                                  $    52,364   $     9,188   $    63,024   $    17,561

 Cost of services                                   22,543         2,953        25,974         5,516
 Research and development                            2,202           618         2,805         1,230
 Write-off of purchased in-process
   research and development                          8,000             -         8,000             -
 General and administrative expenses                 7,827         1,342         9,732         2,675
 Marketing and promotion expenses                    9,843         1,709        11,437         2,973
 Depreciation and amortization                      16,977           559        17,582         1,239
                                                ----------    ----------    ----------    ----------
 Operating income (loss)                           (15,028)        2,007       (12,506)        3,928
 Other income (expense):
   Interest income (expense), net                      (31)        1,122         1,558         1,633
   Write-off of minority interest investment             -        (1,100)            -        (1,100)
   Other                                                95             -            95             -
                                                ----------    ----------    ----------    ----------
 Income (loss) before income taxes                 (14,964)        2,029       (10,853)        4,461
 Income taxes                                       (1,814)          776          (724)        1,707
                                                ----------    ----------    ----------    ----------
 Net income (loss)                             $   (13,150)  $     1,253   $   (10,129)  $     2,754
                                                ==========    ==========    ==========    ==========

 Other comprehensive income - change in
   unrealized gain, net of tax                         544             -           562             -
                                                ----------    ----------    ----------    ----------
 Comprehensive income (loss)                   $   (12,606)  $     1,253   $    (9,567)  $     2,754
                                                ==========    ==========    ==========    ==========
 Net income (loss) per share:
   Basic                                       $     (0.54)  $      0.07   $     (0.46)  $      0.16
                                                ==========    ==========    ==========    ==========
   Diluted                                     $     (0.54)  $      0.06   $     (0.46)  $      0.15
                                                ==========    ==========    ==========    ==========
 Weighted average shares outstanding:
   Basic                                            24,157        18,115        22,257        16,995
                                                ==========    ==========    ==========    ==========
   Diluted                                          24,157        19,363        22,257        18,399
                                                ==========    ==========    ==========    ==========

 See accompanying notes to condensed consolidated financial statements

                            PEGASUS SOLUTIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------     ----------
Cash flows from operating activities:
  Net income (loss)                                       $    (10,129)   $     2,754
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                               17,582          1,239
    Write-off of purchased in-process research
      and development                                            8,000              -
    Write-off of minority interest investment                        -          1,100
    Other                                                          518          1,611
    Changes in assets and liabilities:
      Restricted cash                                             (965)          (151)
      Accounts receivable                                        2,104         (1,444)
      Other assets                                               4,082           (527)
      Accounts payable and accrued liabilities                 (13,301)         1,469
      Unearned income                                            1,866          1,181
      Other liabilities                                            597            (18)
                                                           -----------     ----------
        Net cash provided by operating activities               10,354          7,214
                                                           -----------     ----------
Cash flows from investing activities:
  Purchase of REZsolutions, Inc.                               (95,865)             -
  Purchase of software, property and equipment                  (2,703)        (1,712)
  Purchase of marketable securities                                  -        (18,116)
  Proceeds from maturity of marketable securities               35,294         16,231
  Other                                                             49           (100)
                                                           -----------     ----------
      Net cash used for investing activities                   (63,225)        (3,697)
                                                           -----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of stock                                  162         87,665
  Repayment of notes payable                                   (16,995)             -
  Proceeds from credit facility                                 10,000              -
  Repayment of credit facility                                 (10,000)             -
  Repayment of capital leases                                     (328)          (397)
                                                           -----------     ----------
    Net cash provided by (used for) financing activities       (17,161)        87,268
                                                           -----------     ----------
Net increase (decrease) in cash and cash equivalents           (70,032)        90,785
Cash and cash equivalents, beginning of period                 104,616         25,002
                                                           -----------     ----------
Cash and cash equivalents, end of period                  $     34,584    $   115,787
                                                           ===========     ==========
Supplemental disclosure of cash flow information:

  Interest paid                                           $        231    $        22
                                                           ===========     ==========
  Income taxes paid                                       $        690    $        89
                                                           ===========     ==========

 See accompanying notes to condensed consolidated financial statements

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


 1. BASIS OF PRESENTATION

    On May 2, 2000, the stockholders of Pegasus Systems, Inc. approved changing the Company's name to Pegasus Solutions, Inc. As a result of the acquisition of REZ, Inc. on April 3, 2000, the new name is more descriptive of the combined entity and our services. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

    Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. Pegasus is organized into two business segments - hospitality and technology. The consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation.

    In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normally recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1999 on Form 10-K and our Form S-4
    (registration no. 333-92683) that was declared effective on March 31, 2000. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.

 2. EARNINGS PER SHARE

    Basic net income (loss) per share for the three and six months ended June 30, 2000 and 1999 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") using the weighted average number of common shares outstanding.

    Diluted net income (loss) per share for the three and six months ended June 30, 2000 and 1999 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three and six months ended June 30, 1999 and for the three months ended March 31, 2000 were included in the diluted earnings per share ("EPS") calculations for the respective periods. Because of net losses for the three and six months ended June 30, 2000, all outstanding options and warrants were excluded for the calculation of diluted net loss per share.

    The following table sets forth the options excluded from the diluted EPS calculations for the six months ended June 30:

                             2000                                     1999
            ---------------------------------------  --------------------------------------
  Three                                 Weighted                                Weighted
  Months     Options      Strike        Average      Options       Strike       Average
  Ended     Excluded      Price      Remaining Life  Excluded      Price     Remaining Life
 --------   --------   ------------- --------------  -------- ------------- ---------------
 March 31     99,000   $25.25-$29.02   6.6 years      1,500      $27.25        10.0 years

 June 30   3,164,371    $1.34-$29.02   7.8 years      9,000   $27.25-$31.17     9.8 years


    The following table sets forth the basic and diluted EPS computation for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 ----------------------------------------
                                    2000      1999       2000       1999
                                 ----------------------------------------
   Net income (loss)            $ (13,150)  $  1,253 $ (10,129)   $ 2,754
                                 ========================================
   Basic:
   Weighted average number
     of shares outstanding         24,157     18,115    22,257     16,995
                                 ----------------------------------------
   Net income (loss) per share  $   (0.54)  $   0.07 $   (0.46)   $  0.16
                                 ========================================
   Diluted:
   Weighted average number
     of shares outstanding         24,157     18,115    22,257     16,995

   Additional weighted
     average shares from
     assumed exercise of
     dilutive stock options
     and warrants, net of
     shares to be repurchased
     with exercise proceeds             -      1,248         -      1,404
                                 ----------------------------------------
   Weighted average number
     of shares outstanding
     used in the diluted net
     income per share
     calculation                   24,157     19,363    22,257     18,399
                                 ----------------------------------------
   Net income (loss) per share  $   (0.54)  $   0.06 $   (0.46)   $  0.15
                                 ========================================

 3. SEGMENT INFORMATION

    Based on the criteria set forth under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus was organized into three reportable segments prior to the REZ acquisition - Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence. As a result of the REZ acquisition, Pegasus is now organized into two reportable segments - hospitality and technology.

    * The hospitality segment provides representation, branding, commission processing and other financial services to the hotel industry worldwide. The hospitality segment also includes our TravelWeb.com Web site.
    * The technology segment provides central reservation system ("CRS"), global distribution system ("GDS") and alternative distribution services as well as data warehousing and distribution channel management services to the global hotel industry.

    Pegasus  is  organized  primarily on  the  basis  of  services  provided.
    Segment data includes a charge allocating all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA").

    The following table presents information about reported segments for the three months ended June 30 (in thousands):

                       Hospitality   Technology    Other      Total
                       -----------   ----------    -----      -----
        2000
        ----
        Net revenues   $ 34,339     $ 18,025     $    --    $ 52,364
        EBITDA            8,648        1,453        (152)      9,949

        1999
        ----
        Net revenues      4,935        4,253          --       9,188
        EBITDA            1,712          854          --       2,566


    A reconciliation of total segment EBITDA to total consolidated income
    (loss) before income taxes for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                        2000         1999
                                                     ----------------------
    Total EBITDA for reportable segments            $    9,949   $    2,566
    Depreciation and amortization                      (16,977)        (559)
    Write-off of purchased in-process research
      and development                                   (8,000)          --
    Interest income (expense), net                         (31)       1,122
    Other                                                   95       (1,100)
                                                     ----------------------
    Consolidated income (loss) before income taxes  $  (14,964)   $   2,029
                                                     ======================


    The following table presents information about reported segments for the six months ended June 30 (in thousands):

                       Hospitality   Technology    Other      Total
                       -----------   ----------    -----      -----
        2000
        ----
        Net revenues   $ 39,795     $ 23,229          --    $ 63,024
        EBITDA           10,776        2,497        (197)     13,076

        1999
        ----
        Net revenues      9,284        8,277          --      17,561
        EBITDA            3,292        1,875          --       5,167

    A  reconciliation of total  segment EBITDA to  total consolidated  income
    (loss) before income taxes for the six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                        2000         1999
                                                     ----------------------
    Total EBITDA for reportable segments            $   13,076   $    5,167
    Depreciation and amortization                      (17,582)      (1,239)
    Write-off of purchased in-process research
      and development                                   (8,000)          --
    Interest income, net                                 1,558        1,633
    Other                                                   95       (1,100)
                                                     ----------------------
    Consolidated income (loss) before income taxes  $  (10,853)  $    4,461
                                                     ======================


 4. ACQUISITION

    On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., also known as REZsolutions, Inc. REZ now operates as a wholly owned subsidiary of Pegasus. REZ stockholders received the following consideration on a pro rata basis:

    1) An aggregate 3.99 million shares of Pegasus common stock, approximately 338,000 shares of which were placed in an indemnification escrow account and approximately 123,000 shares of which were placed in an escrow account pending the determination of post-closing adjustments. No fractional shares were issued. REZ stockholders received a cash payment in lieu of any fractional shares.
    2) Approximately $89 million in cash, $5.5 million of which is in an indemnification escrow account.
    3) A $20 million note payable to Utell International Group, Ltd. in lieu of cash consideration otherwise receivable by Utell. Utell was the majority REZ stockholder.

    The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's unaudited condensed consolidated financial statements.

    The  $246.5 million purchase price  includes approximately $11.0  million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development, is summarized below (in thousands):

         Estimated fair value of REZ net tangible assets purchased $ 4,362 Deferred tax liability to establish deferred tax
           liabilities associated with the intangibles acquired      (42,179)
         Customer relationships                                       59,600
         Software                                                     33,300
         Workforce in-place                                           20,200
         Non-compete agreement                                         3,700
         Goodwill                                                    159,492

    The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):

                                              Estimated     Calculated
                                               Useful         Annual
                                    Amount      Life       Amortization
                                   --------    -------     ------------
         Customer relationships   $  59,600    3 years     $  19,733
         Software                    33,300    3 years        11,048
         Workforce in-place          20,200    3 years         6,815
         Non-compete agreement        3,700    5 years           737
         Goodwill                   159,492   10 years        15,958

    The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not yet been established. These projects totaled $8.0 million and include a customer reporting system and Corporate Direct, a program for discounted corporate room rates on the Internet. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

    Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, cost of services, research and development costs, marketing and promotion expenses, and general and administrative expenses associated with each project. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

    Discount Rate. The net cash flows were discounted back to their present value using a 25% discount rate. This discount rate is higher than the industry weighted average cost of capital due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

    Percentage of Completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion applied to the customer reporting and Corporate Direct projects were 65% and 80%, respectively.

    If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

    Pro forma results of operations for the combined company as if the transaction had occurred at the beginning of the earliest period presented and carried forward into 2000 are as follows (in thousands):

                                      Six Months Ended        Year Ended
                                       June 30, 2000       December 31, 1999
                                       -------------       -----------------
        Revenues                         $ 97,660             $ 184,024
        Net loss                          (16,384)              (35,261)
        Basic net loss per share            (0.68)                (1.56)
        Diluted net loss per share          (0.68)                (1.56)

 5. CONTINGENCIES

    Pegasus is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FAS 133," is effective for first quarter financial statements in fiscal 2001. Pegasus currently accounts for its hedging activities in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Pegasus is currently measuring the impact of adopting FAS 133.

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

 7. SUBSEQUENT EVENT

    On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' stock repurchase committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

 The following discussion of the financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999 and our Form S-4 (registration no. 333-92683) that was declared effective on March 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. Forward-looking statements include statements regarding:

   *  revenue growth and operating margins subsequent to the REZ acquisition
   *  revenue generated from new services
   * the development of purchased in-process research and development projects
   *  trends in the travel agency industry
   *  Pegasus Business Intelligence operating losses
   *  future liquidity and capital requirements

 These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Risk Factors" in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 1999 and our Form S-4 (registration no. 333-92683) that was declared effective on March 31, 2000.

 OVERVIEW

 Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. Prior to the acquisition, Pegasus was organized into three reporting segments - Pegasus Electronic Distribution, Pegasus Commission Processing and Pegasus Business Intelligence. As a result of the acquisition, Pegasus is now organized into two reporting segments - hospitality and technology.

 Pegasus has experienced substantial growth since its inception. Because the acquired REZ business has historically experienced slower revenue growth and lower operating margins than Pegasus, the combined company will likely experience slower revenue growth and lower operating margins than Pegasus has experienced in the past. If the combined company's revenue growth and operating margins do not improve over REZ's historical operating performance, the combined company's cash flow and operating results could be adversely affected.

 Hospitality

 Our hospitality segment includes hotel representation and branding services, Pegasus Financial Services and TravelWeb.com. Hospitality revenues represented approximately 66% of consolidated revenue for the three months ended June 30, 2000.

 Representation and Brand Management Services. In order to sell their rooms in marketplaces outside their locale, many independent hotels associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Our hotel representation services, offered under the Utell brand name, provide hotel marketing, voice reservation and GDS and Internet representation services for more than 6,400 hotels in more than 180 countries. Representation revenues consist of reservation processing fees, membership fees and fees for various marketing services.

 Pegasus offers brand management services under the Sterling Hotels & Resorts[TM], Summit Hotels & Resorts[TM], Golden Tulip Hotels[TM] and Tulip Inns[TM] brand names. Both the Sterling and Summit brands are "soft" brands offering independent hotels the ability to maintain their own identity while being affiliated with the Sterling or Summit brand. Sterling Hotels & Resorts include over 150 independent luxury properties, and Summit Hotels & Resorts include over 150 luxury independent hotels. Affiliation with Golden Tulip allows member hotels to adopt the brand name and quality standards of the well-known Golden Tulip Worldwide brand. Golden Tulip Worldwide members include approximately 400 hotels worldwide. Brand management customers also receive hotel marketing, voice reservation and GDS and Internet representation services similar to our representation customers. Brand management revenues consist of reservation processing fees, membership fees and fees for various marketing services.

 Representation and brand management services represented approximately 48% of consolidated revenues for the three months ended June 30, 2000.

 Pegasus Financial Services. Pegasus Financial Services includes Pegasus Commission Processing and Paytell, a prepayment service that allows travelers to prepay for a hotel stay, thus reducing their exposure to foreign currency exchange rates.

 Pegasus Commission Processing completes the hotel room reservation transaction by collecting and consolidating hotel reservation commissions due to each participating travel agency and providing transaction reports. The value-added commission consolidation and reporting services that Pegasus Commission Processing provides to both its hotel and travel agency participants help both parties operate more efficiently and effectively. More than 100,000 travel agencies and 30,000 hotels participate in our commission processing service.

 Pegasus Commission Processing revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the respective hotel.

 Many international travelers who book hotel rooms at our representation and brand management customers utilize our Paytell service to reduce their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When the traveler actually stays at the hotel ("guest stay"), Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service consist of a fee based on a percentage of the exchange rate for the prepayment, interest earned until the guest stay occurs, and the difference in the exchange rate that the traveler paid and the exchange rate when the guest stay occurs.

 TravelWeb.com. TravelWeb.com is one of the largest interactive Internet sites on which consumers can research and reserve hotel rooms around the world as well as make airline reservations. TravelWeb.com contains detailed property information on approximately 36,000 hotels and allows travelers to directly access hotels' central reservation systems to check room availability and make or cancel a reservation. Other features include hotel photos, maps, weather information and special discount programs. For hotel reservations that originate on the TravelWeb.com Web site, Pegasus charges the hotel either a transaction fee based on the number of net reservations made at participating properties or a commission based on the value of the guest stay.

 Technology

 Our technology segment includes application server processing, Pegasus Electronic Distribution (excluding TravelWeb.com) and Pegasus Business Intelligence services. Technology revenues represented approximately 34% of consolidated revenues for the three months ended June 30, 2000.

 Application Server Processing. Application Server Processing ("ASP") is a service for hotel customers that require their own central reservation systems ("CRS") and includes a license for our REZView CRS software as well as the hardware and facilities necessary to run their CRS and process reservations. ASP includes the following CRS support services:

   *  system administration
   *  database administration
   *  electronic distribution channel management
   *  telecommunications management
   *  private-label voice reservation services

 ASP revenues consist of transaction fees as well as license, maintenance and support fees related to our REZView software.

 Pegasus Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems ("GDS") and travel-related Internet sites to a hotel's central reservation system. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

   * GDS connectivity - Pegasus Electronic Distribution is linked to all major global distribution systems and connects our hotel customers to more than 350,000 travel agent terminals globally.

   * Third-party Web sites - Since Pegasus Electronic Distribution is already connected to more than 34,000 hotel properties that use our GDS connectivity service, we can provide travel-related Web sites access to our distribution database and real-time hotel reservation capability. Pegasus provides reservation processing services to several of the top travel Web sites such as Expedia.com, Lastminute.com, Oracle e-Travel, TravelNow.com and our own TravelWeb.com.

   * Hotel Web sites - Our NetBooker service enables hotel companies to quickly and effectively implement Internet booking capabilities without making expensive technology investments. Hotel Web sites that are "Powered by Pegasus[TM]," offer brand loyal Internet shoppers real-time rates, availability and booking capabilities.

 Pegasus Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's CRS and the electronic distribution technology. New third-party Web site customers pay a one-time set-up fee for establishing the connection between a hotel's CRS and the third-party Web site.

 Pegasus has developed or is in the process of developing several new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the hotel room distribution process. For example, Pegasus Electronic Distribution has introduced services that automate the processing of hotel reservations for large meetings and conventions and for corporate travelers. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

 Pegasus Business Intelligence. Pegasus Business Intelligence provides data warehousing services and marketing research and information services. By compiling aggregate guest usage, consumer profile and reservation transaction information, Pegasus Business Intelligence provides database marketing, market research and marketing information systems for the hospitality industry. Business intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services.

 REZ, INC. ACQUISITION

 On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. REZ now operates as a wholly owned subsidiary of Pegasus.

 The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's unaudited condensed consolidated financial statements.

 The $246.5 million purchase price includes approximately $11.0 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development, is summarized below (in thousands):


         Estimated fair value of REZ net tangible assets purchased $ 4,362 Deferred tax liability to establish deferred tax
           liabilities associated with the intangibles acquired      (42,179)
         Customer relationships                                       59,600
         Software                                                     33,300
         Workforce in-place                                           20,200
         Non-compete agreement                                         3,700
         Goodwill                                                    159,492

 The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):

                                             Estimated      Calculated
                                              Useful          Annual
                                    Amount     Life        Amortization
                                   -------    -------      ------------
         Customer relationships   $ 59,600    3 years        $ 19,733
         Software                   33,300    3 years          11,048
         Workforce in-place         20,200    3 years           6,815
         Non-compete agreement       3,700    5 years             737
         Goodwill                  159,492   10 years          15,958

 The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not yet been established. These projects totaled $8.0 million and include a customer reporting system and Corporate Direct, a program for discounted corporate room rates on the Internet. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

 Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, cost of services, research and development costs, marketing and promotion expenses, and general and administrative expenses associated with each project. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

 Discount Rate. The net cash flows were discounted back to their present value using a 25% discount rate. This discount rate is higher than the industry weighted average cost of capital due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

 Percentage of Completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion applied to the customer reporting and Corporate Direct projects were 65% and 80%, respectively.

 If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

 RESULTS OF OPERATIONS

 The results of operations for the three and six months ended June 30, 2000 and 1999 include the effect of the REZ acquisition, which was completed on April 3, 2000 and is discussed in Note 4 to the unaudited condensed consolidated financial statements contained herein. In accordance with purchase accounting, REZ's results of operations subsequent to the acquisition date are included in the accompanying unaudited condensed consolidated financial statements.

 THREE MONTHS ENDED JUNE 30, 2000 AND 1999

 Net revenues. Net revenues for the three months ended June 30, 2000 increased to $52.4 million from $9.2 million for the three months ended June 30, 1999. Revenues increased primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $3.1 million, or 33.5% primarily due to higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing.

 Revenues for our hospitality segment were $34.3 million for the three months ended June 30, 2000. Included in the three months ended June 30, 2000 is $27.7 million in hospitality revenues related to REZ's operations subsequent to the April 3, 2000 effective date of the acquisition. Excluding the effect of REZ, hospitality revenues increased $1.7 million, or 34.7% for the three months ended June 30, 2000 compared to the same period in 1999.

 Pegasus Commission Processing revenues increased approximately 41.0% for the three months ended June 30, 2000 compared to the same period in 1999 as a result of a 35.2% increase in the number of hotel commission transactions processed for our member travel agencies. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid to member travel agencies through our commission processing service increased 41.2% for the three months ended June 30, 2000 compared to the same period in 1999 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in travel agency fees is due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

 Revenues for our technology segment were $18.0 million for the three months ended June 30, 2000. Included in the three months ended June 30, 2000 is $12.9 million in technology revenue related to REZ's operations. Excluding the effect of REZ, technology revenues increased $1.4 million, or 32.1% for the three months ended June 30, 2000 compared to the same period in 1999.

 Pegasus Electronic  Distribution  revenues  increased 35.6%  for  the  three months ended June 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a 19.6% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Total transaction revenue per transaction increased 6.9% due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

 Pegasus Business Intelligence revenues were $421,000 for the three months ended June 30, 2000, which is flat compared to the three months ended June 30,1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

 Pegasus Business Intelligence had net pretax losses of approximately $1.5 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively. Pegasus expects this segment to continue to have losses in the foreseeable future. However, Pegasus expects the losses to decline as this segment develops new products, builds its customer base, increases revenues and reduces costs.

 Cost of services. Cost of services were $22.5 million for the three months ended June 30, 2000. Included in the three months ended June 30, 2000 is $18.9 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $1.1 million for the three months ended June 30, 2000 compared to the same period in 1999. Cost of services for the old Pegasus business increased due to an increase in headcount for electronic distribution and commission processing.

 Research and development. Research and development expenses were $2.2 million for the three months ended June 30, 2000. Research and development for the three months ended June 30, 2000 includes $1.4 million in research and development expenses related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $228,000 for the three months ended June 30, 2000 compared to the same period in 1999.

 Write-off of  purchased in-process  research and  development.   During  the
 three months ended June 30, 2000, Pegasus wrote off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 General and administrative expenses. General and administrative expenses were $7.8 million for the three months ended June 30, 2000. General and administrative expenses for the three months ended June 30, 2000 includes
 $5.6  million  in  general  and  administrative  expenses  related  to  REZ.
 Excluding the direct effect of REZ, general and administrative expenses increased $923,000 for the three months ended June 30, 2000 compared to the same period in 1999. General and administrative expenses increased due to an increase in headcount as well as other expenses that were incurred as a result of the REZ acquisition but did not meet the criteria for capitalization.

 Marketing and promotion expenses. Marketing and promotion expenses were $9.8 million for the three months ended June 30, 2000. Included in the three months ended June 30, 2000 is $7.8 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $361,000, for the three months ended June 30, 2000 compared to the same period in 1999. Marketing and promotion expenses for the old Pegasus business increased due to an increase in headcount for commission processing, business intelligence and corporate marketing.

 Depreciation and amortization. Depreciation and amortization expenses were $17.0 million for the three months ended June 30, 2000. For the three months ended June 30, 2000, depreciation and amortization expense for property and equipment increased to $3.1 million from $449,000 for the three months ended June 30, 1999 primarily due to $2.5 million of depreciation and amortization expense related to REZ property and equipment. For the three months ended June 30, 2000, amortization expense related to purchase accounting increased to $13.9 million from $111,000 for the three months ended June 30, 1999 because of the REZ acquisition.

 Interest income (expense), net. Net interest income decreased $1.2 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Interest income decreased $616,000 for the three months ended June 30, 2000 compared to the same period in 1999 as we utilized some of our marketable securities to fund the REZ acquisition. Interest expense increased $537,000 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to $400,000 accrued interest on the Reed note payable as well as interest expense for outstanding balances on our Chase line of credit and capital leases.

 Provision for Income Taxes. Pegasus recorded an income tax benefit of $1.8 million for the three months ended June 30, 2000 primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $776,000 for the three months ended June 30, 1999, an effective tax rate of 38.3% of pretax income. The effective tax rate for the three months ended June 30, 1999 differed from the statutory rate primarily due to state income taxes.

 SIX MONTHS ENDED JUNE 30, 2000 AND 1999

 Net revenues. Net revenues for the six months ended June 30, 2000 increased to $63.0 million from $17.6 million for the six months ended June 30, 1999. Revenues increased primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $5.4 million, or 30.5%, primarily due to and higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing.

 Revenues for our hospitality segment were $39.8 million for the six months ended June 30, 2000. Included in the six months ended June 30, 2000 is $27.7 million in hospitality revenue related to REZ's operations subsequent to the April 3, 2000 effective date of the acquisition. Excluding the effect of REZ, hospitality revenues increased $2.8 million, or 30.4% for the six months ended June 30, 2000 compared to the same period in 1999.

 Pegasus Commission Processing revenues increased 34.4% for the six months ended June 30, 2000 compared to the same period in 1999 as a result of a 37.2% increase in the number of hotel commission transactions processed for our member travel agencies. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid to member travel agencies through our commission processing service increased 40.2% for the six months ended June 30, 2000 compared to the same period in 1999 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in travel agency fees is due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

 Revenues for our technology segment were $23.2 million for the six months ended June 30, 2000. Included in the six months ended June 30, 2000 is $12.9 million in technology revenue related to REZ's operations. Excluding the effect of REZ, technology revenues increased $2.5 million, or 30.8% for the six months ended June 30, 2000 compared to the same period in 1999.

 Pegasus Electronic Distribution revenues increased 35.2% for the six months ended June 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a 19.1% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Transaction revenue per transaction increased 9.6% due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

 Pegasus Business Intelligence revenues decreased $70,000, or 8.3%, to $774,000 for the six months ended June 30, 2000 compared to $844,000 for the six months ended June 30,1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

 Pegasus Business Intelligence had net pretax losses of approximately $2.9 million and $2.0 million for the six months ended June 30, 2000 and 1999, respectively. Pegasus expects this segment to continue to have losses in the foreseeable future. However, Pegasus expects the losses to decline as this segment develops new products, builds its customer base, increases revenues and reduces costs.

 Cost of services. Cost of services were $26.0 million for the six months ended June 30, 2000. Included in the six months ended June 30, 2000 is $18.9 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $2.0 million for the six months ended June 30, 2000 compared to the same period in 1999. Cost of services for the old Pegasus business increased due to an increase in headcount for electronic distribution and commission processing.

 Research and development. Research and development expenses were $2.8 million for the six months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2000 include $1.4 million related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $219,000 for the six months ended June 30, 2000 compared to the same period in 1999.

 Write-off of purchased in-process research and development. During the six months ended June 30, 2000, Pegasus wrote off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 General and administrative expenses. General and administrative expenses were $9.7 million for the six months ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2000 include $5.6 million related to REZ. Excluding the effect of REZ, general and administrative expenses increased $1.5 million for the six months ended June 30, 2000 compared to the same period in 1999. General and administrative expenses increased due to an increase in headcount as well as other expenses that were incurred as a result of the acquisition but did not meet the criteria for capitalization.

 Marketing and promotion expenses. Marketing and promotion expenses were $11.4 million for the six months ended June 30, 2000. Included in the six months ended June 30, 2000 is $7.8 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $692,000 for the six months ended June 30, 2000 compared to the same period in 1999. Marketing and promotion expenses for the old Pegasus business increased due to an increase in headcount for commission processing, business intelligence and corporate marketing.

 Depreciation and amortization. Depreciation and amortization expenses were $17.6 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, depreciation and amortization expense for property and equipment increased to $3.6 million from $1.0 million for the six months ended June 30, 1999 primarily due to $2.5 million of depreciation and amortization expense related to REZ property and equipment. For the six months ended June 30, 2000, amortization expense related to purchase accounting increased to $14.0 million from $221,000 for the six months ended June 30, 1999 because of the REZ acquisition.

 Interest income, net. Net interest income decreased $75,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Interest income increased $449,000 for the six months ended June 30, 2000 compared to the same period in 1999 as we had additional marketable securities during the first quarter of 2000 due to a secondary public offering of our common stock in May 1999. This increase was partially offset by lower interest income during the second quarter of 2000 as some marketable securities were used to fund the REZ acquisition. Interest expense increased $525,000 for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to $400,000 accrued interest on the Reed note payable as well as interest expense for outstanding balances on our Chase line of credit and capital leases.

 Provision for Income Taxes. Pegasus recorded an income tax benefit of $724,000 for the six months ended June 30, 2000 primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $1.7 million for the six months ended June 30, 1999, an effective tax rate of 38.3% of pretax income. The effective tax rate for the six months ended June 30, 1999 differed from the statutory rate primarily due to state income taxes.

 LIQUIDITY AND CAPITAL RESOURCES

 Pegasus' principal sources of liquidity at June 30, 2000 included cash and cash equivalents of $34.6 million, short-term investments of $1.4 million and restricted cash of $3.9 million as well as a credit facility with Chase Bank of Texas, N.A. Pegasus' principal sources of liquidity at December 31, 1999 included cash and cash equivalents of $104.6 million, short-term investments of $35.3 million and restricted cash of $2.9 million.

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

 Working capital decreased to $12.5 million at June 30, 2000 from $143.6 million at December 31, 1999. Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2000 compared to $7.2 million for the same period in 1999.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $2.7 million for the six months ended June 30, 2000 compared to $1.7 million for the same period in 1999. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, the sale of capital stock and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures during 2000 will approximate $8.0 million and primarily relate to adding capacity to existing systems.

 Proceeds from the exercise of stock options and warrants were $162,000 for the six months ended June 30, 2000 compared to $3.2 million for the same period in 1999.

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

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and the current interest rate is LIBOR plus 2%. There was no amount outstanding under the credit facility at June 30, 2000.

 On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' stock repurchase committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   *  Operational cash requirements
   *  Competitive pressures
   *  Development of new services and applications
   *  Acquisition of complimentary businesses or technologies
   *  Response to unanticipated cash requirements

 Pegasus believes that its liquidity and cash flow from operations together with funds available from current and future debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the end of 2000. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.


 Part II - Other Information

 Item 1. Legal Proceedings - Pegasus is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

 Item 4.   Submission of Matters to Vote of  Security Holders - Pegasus  held
      its  annual meeting of  stockholders on Tuesday  May 2, 2000.   At  the
      annual meeting Pegasus stockholders took the following actions:

      1) By a vote of 15,493,952 for and 1,487,193 withheld, the stockholders elected John F. Davis, III as class III director for a term of three years or until his successor is elected and qualified.
      2) By a vote of 16,823,326 for and 157,819 withheld, the stockholders elected Michael A. Barnett as class III director for a term of three years or until his successor is elected and qualified.
      3) By a vote of 15,493,952 for, 99,759 against, 4,038 abstaining and 1,383,396 non-votes, the stockholders approved changing the Company's name to Pegasus Solutions, Inc. by means of an amendment to Pegasus' Certificate of Incorporation to read "The name of the corporation is Pegasus Solutions, Inc."
      4) By a vote of 9,820,404 for, 5,082,734 against, 22,968
         abstaining and 2,055,039 non-votes, the stockholders approved amendments to Pegasus' Amended 1997 Stock Option Plan that:

         * Increase the number of shares reserved for issuance under the plan;
         * Eliminate the annual grant of 1,500 options to each non-employee director at an exercise price of 85% of fair market value; and
         * Give the plan administrator discretionary rights to make stock option grants to non-employee directors at fair market value.

 Item 6.  Exhibits and Reports on Form 8-K

      (a)         Exhibits

                  Exhibit 27 - Financial Data Schedule

      (b)         Reports on Form 8-K

        On May 15, 2000, Pegasus filed a Form 8-K/A to amend Item 2 of the Form 8-K filed with the Commission on April 18, 2000.

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.




         August 14, 2000                               /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                          President and Chief
                                                            Executive Officer


         August 14, 2000                                 /s/ JEROME L. GALANT
                                                         --------------------
                                                            Jerome L. Galant,
                                                     Chief Financial Officer,
                                               (principal accounting officer)

                                   EXHIBIT INDEX


           Exhibit
           Number      Description of Exhibits
           -------     -----------------------

              27       Financial Data Schedule