Form 10-Q
period 2000-09-30
PEGASUS SOLUTIONS INC
filed 2000-11-14
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2000

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

                          Yes  [ X ]      No  [   ]

 The number of shares of the registrant's common stock outstanding as of November 9, 2000 was 24,646,811.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                   For the Quarter Ended September 30, 2000

                                    INDEX

                                                                         Page
    Part I.  Financial Information                                       ----

      Item 1.   Financial Statements (unaudited)

               a)  Consolidated Balance Sheets as of September 30,
                   2000 and December 31, 1999                              3
               b)  Consolidated Statements of Operations for the Three
                   and Nine Months Ended September 30, 2000 and 1999       4
               c)  Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 2000 and 1999                5
               d)  Notes to Consolidated Financial Statements              6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12

    Part II.   Other Information

      Item 1.  Legal Proceedings                                          23

      Item 6.  Exhibits and Reports on Form 8-K                           23

      Signatures                                                          24

 Part I - Financial Information
 Item 1.   Financial Statements

                             PEGASUS SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except for share amounts)
                                   (Unaudited)


                                             September 30,       December 31,
                                                  2000               1999
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      41,804      $     104,616
 Restricted cash                                     4,004              2,929
 Short-term investments                                236             35,283
 Accounts receivable, net                           33,189              4,854
 Other current assets                                4,924              2,585
                                              ------------       ------------
   Total current assets                             84,157            150,267

 Intangible assets, net                             97,353                  -
 Property and equipment, net                        33,613              4,856
 Goodwill, net                                     154,640              2,890
 Other noncurrent assets                             4,578              5,527
                                              ------------       ------------
      Total assets                           $     374,341      $     163,540

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      34,882              6,162
 Deferred tax liability                             12,253                  -
 Unearned income                                    10,162                 63
 Income tax payable                                  9,021                  -
 Customer deposits                                   5,054                384
 Current portion of capital lease obligations          134                 52
                                              ------------       ------------
   Total current liabilities                        71,506              6,661

 Deferred tax liability                             11,639                  -
 Note payable                                       20,000                  -
 Other noncurrent liabilities                          680                107
 Unearned income                                     1,052                  -

 Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000
     shares authorized; zero shares issued
     and outstanding,                                    -                  -
   Common stock, $.01 par value; 50,000,000
     shares authorized; 24,612,236 and
     20,515,050 shares issued, respectively            246                205
   Additional paid-in capital                      284,712            156,978
   Unearned compensation                              (207)              (442)
   Accumulated comprehensive loss                     (161)               (25)
   Retained earnings (deficit)                     (15,100)                82
   Less treasury stock (174,726 shares,
     at cost)                                          (26)               (26)
                                              ------------       ------------
     Total stockholders' equity                    269,464            156,772
                                              ------------       ------------
     Total liabilities and
       stockholders' equity                  $     374,341      $     163,540
                                              ============       ============

 See accompanying notes to condensed consolidated financial statements

                           PEGASUS SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per share amounts)
                                (Unaudited)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                ------------------------    ------------------------
                                                    2000         1999         2000          1999
                                                ----------    ----------    ----------    ----------

 Net revenues                                  $    52,418   $    10,075   $   115,442   $    27,636

 Cost of services                                   25,906         3,391        54,963         8,907
 Research and development                            2,248           658         5,164         1,888
 Write-off of purchased in-process
   research and development                              -             -         8,000             -
 General and administrative expenses                 5,233         1,320        12,580         3,996
 Marketing and promotion expenses                    8,182         1,527        18,810         4,499
 Depreciation and amortization                      16,883           614        34,465         1,853
                                                ----------    ----------    ----------    ----------
 Operating income (loss)                            (6,034)        2,565       (18,540)        6,493
 Other income (expense):
   Interest income, net                                 52         1,571         1,609         3,204
   Write-off of minority interest investment             -             -             -        (1,100)
   Other                                                69             -           164             -
                                                ----------    ----------    ----------    ----------
 Income (loss) before income taxes                  (5,913)        4,136       (16,767)        8,597
 Income taxes                                         (861)        1,406        (1,586)        3,113
                                                ----------    ----------    ----------    ----------
 Net income (loss)                             $    (5,052)  $     2,730   $   (15,181)  $     5,484
                                                ==========    ==========    ==========    ==========
 Other comprehensive loss - change in
   unrealized loss, net of tax                        (698)            -          (136)            -
                                                ----------    ----------    ----------    ----------
 Comprehensive income (loss)                   $    (5,750)  $     2,730   $   (15,317)  $     5,484
                                                ==========    ==========    ==========    ==========
 Net income (loss) per share:
   Basic                                       $     (0.21)  $      0.14   $     (0.66)  $      0.30
                                                ==========    ==========    ==========    ==========
   Diluted                                     $     (0.21)  $      0.13   $     (0.66)  $      0.29
                                                ==========    ==========    ==========    ==========
 Weighted average shares outstanding:
   Basic                                            24,395        20,049        22,975        18,024
                                                ==========    ==========    ==========    ==========
   Diluted                                          24,395        20,916        22,975        19,207
                                                ==========    ==========    ==========    ==========

 See accompanying notes to condensed consolidated financial statements

                           PEGASUS SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------     ----------
Cash flows from operating activities:
  Net income (loss)                                       $    (15,181)   $     5,484
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                               34,465          1,853
    Write-off of purchased in-process
      research and development                                   8,000              -
    Write-off of minority interest investment                        -          1,100
    Deferred taxes                                              (9,902)             -
    Other                                                        2,890          2,883
    Changes in assets and liabilities:
      Restricted cash                                           (1,076)          (334)
      Accounts receivable                                        3,605         (1,629)
      Other assets                                               5,477         (1,490)
      Accounts payable and accrued liabilities                  (8,441)         2,074
      Unearned income                                            1,401            560
      Other liabilities                                          1,002            (27)
                                                           -----------     ----------
        Net cash provided by operating activities               22,240         10,474
                                                           -----------     ----------
Cash flows from investing activities:
  Purchase of REZsolutions, Inc.                               (95,865)             -
  Purchase of software, property and equipment                  (7,128)        (3,096)
  Purchase of marketable securities                                  -        (54,536)
  Proceeds from maturity of marketable securities               35,294         22,581
  Other                                                             50           (100)
                                                           -----------     ----------
      Net cash used for investing activities                   (67,649)       (35,151)
                                                           -----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of stock                                  418         88,383
  Repayment of note payable                                    (17,768)             -
  Proceeds from credit facility                                 10,000              -
  Repayment of credit facility                                 (10,000)             -
  Payment on capital leases                                        (53)          (473)
                                                           -----------     ----------
    Net cash provided by (used for) financing activities       (17,403)        87,910
                                                           -----------     ----------
Net increase (decrease) in cash and cash equivalents           (62,812)        63,233
Cash and cash equivalents, beginning of period                 104,616         25,002
                                                           -----------     ----------
Cash and cash equivalents, end of period                  $     41,804    $    88,235
                                                           ===========     ==========
Supplemental disclosure of cash flow information:

  Interest paid                                           $        339    $        26
                                                           ===========     ==========
  Income taxes paid                                       $        785    $       140
                                                           ===========     ==========

  See accompanying notes to condensed consolidated financial statements


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

    In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normally recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform with current period presentation. The accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 1999 on Form 10-K and our Form S-4 (registration no. 333-92683) that was declared effective on March 31, 2000. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.

 2. EARNINGS PER SHARE

    Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2000 and 1999 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") using the weighted average number of common shares outstanding.

    Diluted net income (loss) per share for the three and nine months ended September 30, 2000 and 1999 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of Pegasus common stock for the three and nine months ended September 30, 1999 were included in the diluted earnings per share ("EPS") calculations for the respective periods. Because of net losses for the three and nine months ended September 30, 2000, all outstanding options and warrants were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive.

    The following table sets forth the options excluded from the diluted EPS calculations for the periods ended September 30:

                                 2000                                     1999
                -----------------------------------------  --------------------------------------
  Three                                       Weighted                                Weighted
  Months         Options      Strike          Average      Options       Strike       Average
  Ended         Excluded      Price        Remaining Life  Excluded      Price     Remaining Life
 --------       --------   --------------- --------------  -------- ------------- ---------------

 March 31         99,000   $25.25 - $29.02   6.6 years        1,500      $27.25      6.8 years
 June 30       3,164,371   $ 1.34 - $29.02   7.8 years        9,000 $27.25-$31.17    6.5 years
 September 30  3,073,893   $ 1.34 - $29.02   7.4 years      106,500 $25.25-$31.17    7.0 years

    The following table sets forth the basic and diluted EPS computation for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 ----------------------------------------
                                    2000      1999       2000       1999
                                 ----------------------------------------
   Net income (loss)            $ (5,052)   $ 2,730  $ (15,181)   $ 5,484
                                 ========================================
   Basic:
   Weighted average number
    of shares outstanding         24,395     20,049     22,975     18,024
                                 ----------------------------------------
   Net income (loss) per share  $  (0.21)   $  0.14  $   (0.66)   $  0.30
                                 ========================================

   Diluted:
   Weighted average number
    of shares outstanding         24,395     20,049     22,975     18,024

   Additional weighted
     average shares from
     assumed exercise of
     dilutive stock options
     and warrants, net of
     shares to be repurchased
     with exercise proceeds            -        867          -      1,183
                                 ----------------------------------------
   Weighted average number
     of shares outstanding
     used in the diluted net
     income per share
     calculation                  24,395     20,916     22,975     19,207
                                 ----------------------------------------
   Net income (loss) per share  $  (0.21)   $  0.13  $   (0.66)   $  0.29
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

    * The hospitality segment provides representation, branding, commission processing and other financial services to the hotel industry worldwide. The hospitality segment also includes our TravelWeb.com Web site.
    * The technology segment provides central reservation systems ("CRS"), global distribution system ("GDS") connectivity, alternative distribution services and data warehousing services to the global hotel industry.

    Pegasus  is  organized  primarily on  the  basis  of  services  provided.
    Segment data includes a charge allocating all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA").

    The following table presents information about reported segments for the three months ended September 30 (in thousands):

                       Hospitality   Technology    Other      Total
                       -----------   ----------    -----      -----
        2000
        ----
        Net revenues   $ 33,563     $ 18,855     $    --    $ 52,418
        EBITDA            7,640        3,112          97      10,849

        1999
        ----
        Net revenues      5,244        4,831          --      10,075
        EBITDA            2,118        1,077         (16)      3,179

    A  reconciliation of total  segment EBITDA to  total consolidated  income
    (loss) before income taxes for the three months ended September 30,  2000 and 1999 is as follows (in thousands):

                                                        2000         1999
                                                     ----------------------
    Total EBITDA for reportable segments            $  10,849    $    3,179
    Depreciation and amortization                     (16,883)         (614)
    Interest income net                                    52         1,571
    Other                                                  69            --
                                                     ----------------------
    Consolidated income (loss) before income taxes  $  (5,913)   $    4,136
                                                     ======================


    The following table presents information about reported segments for the nine months ended September 30 (in thousands):

                       Hospitality   Technology    Other      Total
                       -----------   ----------    -----      -----
        2000
        ----
        Net revenues   $ 73,358     $ 42,084     $     --   $ 115,442
        EBITDA           17,937        6,089         (101)     23,925

        1999
        ----
        Net revenues     14,529       13,107           --      27,636
        EBITDA            5,410        2,952          (16)      8,346

    A reconciliation of total segment EBITDA to total consolidated income
    (loss) before income taxes for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                        2000         1999
                                                     ----------------------
    Total EBITDA for reportable segments            $  23,925    $    8,346
    Depreciation and amortization                     (34,465)       (1,853)
    Write-off of purchased in-process research
      and development                                  (8,000)           --
    Interest income, net                                1,609         3,204
    Other                                                 164        (1,100)
                                                     ----------------------
    Consolidated income (loss) before income taxes  $ (16,767)   $    8,597
                                                     ======================

 4. ACQUISITION

    On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., also known as REZsolutions. REZ now operates as a wholly owned subsidiary of Pegasus. REZ stockholders received the following consideration on a pro rata basis:

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

    The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's unaudited consolidated financial statements.

    The  $246.5 million purchase price  includes approximately $11.0  million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date (note 8). The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development, is summarized below (in thousands):

         Estimated fair value of REZ net tangible assets purchased $ 3,952 Deferred tax liability associated with the intangibles
           acquired                                                  (42,179)
         Customer relationships                                       59,600
         Software                                                     33,300
         Workforce in-place                                           20,200
         Non-compete agreement                                         3,700
         Goodwill                                                    159,902


    The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):

                                              Estimated     Calculated
                                               Useful         Annual
                                    Amount      Life       Amortization
                                   --------    -------     ------------
         Customer relationships   $  59,600    3 years     $  19,733
         Software                    33,300    3 years        11,048
         Workforce in-place          20,200    3 years         6,815
         Non-compete agreement        3,700    5 years           737
         Goodwill                   159,902   10 years        16,024

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

    Discount Rate. The net cash flows were discounted back to their present value using a 25% discount rate. This discount rate is higher than the industry weighted average cost of capital due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

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

    Pro forma results of operations for the combined company as if the transaction had occurred at the beginning of the earliest period presented and carried forward into 2000 are as follows (in thousands):

                                                Nine Months        Year
                                                   Ended           Ended
                                               September 30,    December 31,
                                                   2000            1999
                                                 --------        --------
        Revenues                                $ 150,078       $ 184,024
        Net loss                                  (20,911)        (35,261)
        Basic and diluted net loss per share        (0.86)          (1.56)


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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of  an employee for purposes of  applying APB Opinion No.  25,
    (b)  the  criteria  for  determining  whether  a  plan  qualifies  as   a
    noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25 and intends to follow the guidance included in FIN 44.

 7. STOCKHOLDERS' EQUITY
    On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of September 30, 2000, no shares have been repurchased by Pegasus.

 8. SUBSEQUENT EVENTS

    On October 18, 2000, Pegasus and REZ shareholders agreed to a settlement of the balance sheet escrow. Under the agreement, the purchase price was reduced by $1,150,000 because of post-closing balance sheet adjustments. Pegasus will receive 70,767 shares of common stock from the balance sheet escrow to effect this adjustment.

    On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Global Enterprise Technology Solutions LLC ("GETS"), a provider of hotel property management systems to nearly 3,000 hotels worldwide. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20% interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of Phoenix-based GETS within the next 24 months for Pegasus common stock and cash.

    As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based application service provider property management system currently under development by GETS. Pegasus is currently funding and directing the development of the system. As of September 30, 2000, Pegasus had funded development costs of $800,000. Because the agreement was signed after September 30, 2000, these costs are classified as a note receivable and included in other current assets in Pegasus' consolidated balance sheet as of September 30, 2000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

 The following discussion of the financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999 and our Form S-4 (registration no. 333-92683) that was declared effective on March 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. Forward-looking statements include statements regarding:

   *  revenue growth and operating margins
   *  revenue generated from new services
   * the development of purchased in-process research and development projects
   *  trends in the travel agency industry
   *  Pegasus Business Intelligence operating losses
   *  future liquidity and capital requirements
   *  the Euro's impact on future revenues

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

 Pegasus has experienced substantial growth since its inception. Because REZ has historically experienced slower revenue growth and lower operating margins than Pegasus, the combined company will likely experience slower revenue growth and lower operating margins than Pegasus has experienced in the past. If the combined company's revenue growth and operating margins do not improve over REZ's historical operating performance, the combined company's cash flow and operating results could be adversely affected.

 Hospitality

 Our hospitality segment includes hotel representation services, Pegasus Financial Services and TravelWeb.com. Hospitality revenues represented approximately 64% of consolidated revenue for the three months ended September 30, 2000.

 Representation Services. In order to sell their rooms in marketplaces outside their locale, many independent hotels associate themselves with our hotel representation services and use our systems and infrastructure to market and make reservations for their rooms. Our core hotel representation service, offered under the Utell[R] brand name, provides hotel marketing, voice reservation and GDS and Internet representation services for more than 6,400 hotels in more than 180 countries.

 Pegasus offers branded hotel representation services under the Sterling Hotels & Resorts[TM], Summit[R] Hotels & Resorts, Golden Tulip[TM] Hotels and Tulip Inns[TM] brand names. Both the Sterling[TM] and Summit[R] brands are "soft" brands offering independent hotels the ability to maintain their own identity while being affiliated with the Sterling or Summit brand. Sterling Hotels & Resorts include over 150 independent luxury hotels, and Summit Hotels & Resorts include over 150 independent luxury hotels. Affiliation with Golden Tulip allows member hotels to adopt the brand name and quality standards of the well-known Golden Tulip Worldwide brand. Golden Tulip Worldwide members include approximately 400 hotels worldwide. Branded representation service customers also receive hotel marketing, voice reservation and GDS and Internet representation services similar to our Utell representation customers. Representation revenues consist of reservation processing fees, membership fees and fees for various marketing services.

 Our  hotel  representation   services  represented   approximately  46%   of
 consolidated revenues for the three months ended September 30, 2000.

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

 Many international travelers who book hotel rooms at our representation service customers utilize our Paytell[TM] service to reduce their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When the traveler actually stays at the hotel ("guest stay"), Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service consist of a fee based on a percentage of the exchange rate for the prepayment, interest earned until the guest stay occurs, and the difference in the exchange rate that the traveler paid and the exchange rate when the guest stay occurs.

 TravelWeb[TM].com. TravelWeb.com is an interactive Internet site on which consumers can research and reserve hotel rooms around the world. TravelWeb.com contains detailed property information on more than 39,000 hotels and allows travelers to directly access hotels' central reservation systems to check room availability and make or cancel a reservation. Other features include hotel photos, maps, weather information and special discount programs. For hotel reservations that originate on the TravelWeb.com Web site, Pegasus charges the hotel either a transaction fee based on the number of net reservations made at participating properties or a commission based on the value of the guest stay.

 Technology

 Our technology segment includes application service processing, Pegasus Electronic Distribution (excluding TravelWeb.com) and Pegasus Business Intelligence services. Technology revenues represented approximately 36% of consolidated revenues for the three months ended September 30, 2000.

 Application Service Processing. Application Service Processing ("ASP") is a service for hotel customers that require their own central reservation systems ("CRS") and includes a license for our RezView[TM] CRS software as well as the hardware and facilities necessary to run their CRS and process reservations. ASP includes the following CRS support services:

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

 Pegasus Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems ("GDS") and travel-related Internet sites to a hotel's central reservation system. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

   * GDS connectivity - Pegasus Electronic Distribution is linked to all major global distribution systems and connects our hotel customers to travel agent terminals all over the world.

   * Third-party Web sites - We provide travel-related Web sites access to our hotel information database, containing more than 37,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, TravelNow.com and our own TravelWeb[TM].com.

   * Hotel Web sites - Our NetBooker[TM] service provides hotel companies with a hotel information database and Internet reservation capabilities without making expensive technology investments. Hotel Web sites that are "Powered by Pegasus[TM]," offer brand loyal Internet shoppers real-time rates, availability and booking capabilities.

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

 Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the hotel room distribution process. One such development recently involved entering into an agreement to purchase all or part of Global Enterprise Technology Solutions LLC ("GETS"). As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based ASP property management system currently under development by GETS. Pegasus is currently funding and directing the development of the new system. In addition, Pegasus Electronic Distribution has introduced services that automate the processing of hotel reservations for large meetings and conventions and for corporate travelers. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

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

 The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's unaudited consolidated financial statements.

 The $246.5 million purchase price includes approximately $11.0 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date (notes 4 and 8). The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development, is summarized below (in thousands):


         Estimated fair value of REZ net tangible assets purchased    $ 3,952
         Deferred tax liability associated with the intangibles
           acquired                                                   (42,179)
         Customer relationships                                        59,600
         Software                                                      33,300
         Workforce in-place                                            20,200
         Non-compete agreement                                          3,700
         Goodwill                                                     159,902

 The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):


                                             Estimated    Calculated
                                   Amount     Useful        Annual
                                               Life      Amortization
                                  -------    -------     ------------
         Customer relationships  $ 59,600    3 years       $ 19,733
         Software                  33,300    3 years         11,048
         Workforce in-place        20,200    3 years          6,815
         Non-compete agreement      3,700    5 years            737
         Goodwill                 159,902   10 years         16,024

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

 RESULTS OF OPERATIONS

 The results of operations for the three and nine months ended September 30, 2000 and 1999 include the effect of the REZ acquisition, which was completed on April 3, 2000 and is discussed in Note 4 to the unaudited consolidated
 financial statements  contained  herein.    Accordingly,  REZ's  results  of
 operations subsequent to the acquisition date are included in the accompanying unaudited consolidated financial statements.

 Weakness of the Euro

 Pegasus derives a substantial portion of its revenue from customers located outside the United States, particularly in Europe. The weakness in the Euro relative to the U.S. Dollar resulted in Pegasus earning approximately $2 million and $3 million less in revenue during the three and nine months ended September 30, 2000, respectively, than it otherwise might have earned if currency rates had remained comparable with currency rates for the same periods in 1999. Because the Euro has continued to decline in value relative to the U.S. Dollar, we anticipate continued pressure on international revenues during the fourth quarter of 2000.

 Three Months Ended September 30, 2000 and 1999

 Net revenues. Net revenues for the three months ended September 30, 2000 increased to $52.4 million from $10.1 million for the three months ended September 30, 1999. Revenues increased primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $2.8 million, or 28.1% primarily due to higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing.

 Revenues for our hospitality segment were $33.6 million for the three months ended September 30, 2000. Included in the three months ended September 30, 2000 is $26.3 million in hospitality revenues related to REZ's operations subsequent to the April 3, 2000 effective date of the acquisition. Excluding the effect of REZ, hospitality revenues increased $2.0 million, or 38.6% for the three months ended September 30, 2000 compared to the same period in 1999.

 Pegasus Commission Processing revenues increased approximately 46.7% for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to a 34.7% increase in the value of commissions paid to member travel agencies through our commission processing service. The increase in the value of commissions paid was due to an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Incremental reconciliation and tracking services revenue also contributed to the increase in commission processing revenues. Net revenues arising from the increase in commissions paid was offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in the average travel agency fee is due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

 Revenues for our technology segment were $18.9 million for the three months ended September 30, 2000. Included in the three months ended September 30, 2000 is $13.2 million in technology revenue related to REZ's operations. Excluding the effect of REZ, technology revenues increased $810,000, or 16.8% for the three months ended September 30, 2000 compared to the same period in 1999.

 Pegasus Electronic Distribution revenues increased 26.8% for the three months ended September 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a 19.2% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Transaction revenue per transaction increased 4.8% due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

 Pegasus Business Intelligence revenues were $236,000 for the three months ended September 30, 2000, compared to $567,000 for the three months ended September 30,1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

 Pegasus Business Intelligence had net pretax losses of approximately $1.3 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively. Pegasus expects this business to continue to have losses in the foreseeable future.

 Cost of services. Cost of services were $25.9 million for the three months ended September 30, 2000. Included in the three months ended September 30, 2000 is $21.7 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $821,000 for the three months ended September 30, 2000 compared to the same period in 1999. Cost of services for the old Pegasus business increased due to an increase in headcount for electronic distribution and commission processing.

 Research and development. Research and development expenses were $2.2 million for the three months ended September 30, 2000. Research and development for the three months ended September 30, 2000 includes $1.4 million in research and development expenses related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $216,000 for the three months ended September 30, 2000 compared to the same period in 1999.

 General and administrative expenses. General and administrative expenses were $5.2 million for the three months ended September 30, 2000. General and administrative expenses for the three months ended September 30, 2000 includes $3.2 million in general and administrative expenses related to REZ. Excluding the direct effect of REZ, general and administrative expenses increased $649,000 for the three months ended September 30, 2000 compared to the same period in 1999. General and administrative expenses increased due to an increase in headcount as well as other expenses that were incurred as a result of the REZ acquisition but did not meet the criteria for capitalization.

 Marketing and promotion expenses. Marketing and promotion expenses were $8.2 million for the three months ended September 30, 2000. Included in the three months ended September 30, 2000 is $6.5 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $109,000, for the three months ended September 30, 2000 compared to the same period in 1999. Marketing and promotion expenses for the old Pegasus business increased due to an increase in headcount for commission processing, business intelligence and corporate marketing.

 Depreciation and amortization. Depreciation and amortization expenses were $16.9 million for the three months ended September 30, 2000. For the three months ended September 30, 2000, depreciation and amortization expense for property and equipment increased to $3.2 million from $504,000 for the three months ended September 30, 1999 primarily due to $2.6 million of depreciation and amortization expense related to REZ property and equipment. For the three months ended September 30, 2000, amortization expense related to purchased intangibles and goodwill increased to $13.7 million from $111,000 for the three months ended September 30, 1999 because of the REZ acquisition.

 Interest income (expense), net. Net interest income decreased $1.5 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Interest income decreased $1.0 million for the three months ended September 30, 2000 compared to the same period in 1999 as we utilized some of our marketable securities to fund the REZ acquisition. Interest expense increased $502,000 for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to $400,000 accrued interest on the Utell note payable.

 Provision for Income Taxes. Pegasus recorded an income tax benefit of $861,000 for the three months ended September 30, 2000 primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $1.4 million for the three months ended September 30, 1999, an effective tax rate of 34% of pretax income.

 Nine Months Ended September 30, 2000 and 1999

 Net revenues. Net revenues for the nine months ended September 30, 2000 increased to $115.4 million from $27.6 million for the nine months ended September 30, 1999. Revenues increased primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $8.2 million, or
 29.7%, primarily due to higher transaction levels for Pegasus Electronic Distribution and Pegasus Commission Processing.

 Revenues for our hospitality segment were $73.4 million for the nine months ended September 30, 2000. Included in the nine months ended September 30, 2000 is $54.0 million in hospitality revenue related to REZ's operations subsequent to the April 3, 2000 effective date of the acquisition. Excluding the effect of REZ, hospitality revenues increased $4.8 million, or 33.3% for the nine months ended September, 2000 compared to the same period in 1999.

 Pegasus Commission Processing revenues increased 38.8% for the nine months ended September 30, 2000 compared to the same period in 1999 as a result of a 38.2% increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Incremental reconciliation and tracking services revenue also contributed to the increase in commission processing revenues. Net revenues arising from the increase in commissions paid was offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in the average travel agency fee is due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

 Revenues for our technology segment were $42.1 million for the nine months ended September 30, 2000. Included in the nine months ended September 30, 2000 is $25.6 million in technology revenue related to REZ's operations. Excluding the effect of REZ, technology revenues increased $3.4 million, or 25.6% for the nine months ended September 30, 2000 compared to the same period in 1999.

 Pegasus Electronic Distribution revenues increased 32.1% for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a 19.1% increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Transaction revenue per transaction increased 7.9% due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

 Pegasus Business Intelligence revenues decreased $401,000, or 28.4%, to $1.0 million for the nine months ended September 30, 2000 compared to $1.4 million for the nine months ended September 30,1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

 Pegasus Business Intelligence had net pretax losses of approximately $4.2 million and $3.1 million for the nine months ended September 30, 2000 and 1999, respectively. Pegasus expects this business to continue to have losses in the foreseeable future.

 Cost of services. Cost of services were $55.0 million for the nine months ended September 30, 2000. Included in the nine months ended September 30, 2000 is $43.2 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $2.8 million for the nine months ended September 30, 2000 compared to the same period in 1999. Cost of services for the old Pegasus business increased due to an increase in headcount for electronic distribution and commission processing.

 Research and development. Research and development expenses were $5.2 million for the nine months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2000 include $2.8 million related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $435,000 for the nine months ended September 30, 2000 compared to the same period in 1999.

 Write-off of purchased in-process research and development. During the nine months ended September 30, 2000, Pegasus wrote off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 General and administrative expenses. General and administrative expenses were $12.6 million for the nine months ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2000 include $6.4 million related to REZ. Excluding the effect of REZ, general and administrative expenses increased $2.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. General and administrative expenses increased due to an increase in headcount as well as other expenses that were incurred as a result of the acquisition but did not meet the criteria for capitalization.

 Marketing and promotion expenses. Marketing and promotion expenses were $18.8 million for the nine months ended September 30, 2000. Included in the nine months ended September 30, 2000 is $13.5 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $802,000 for the nine months ended September 30, 2000 compared to the same period in 1999. Marketing and promotion expenses for the old Pegasus business increased due to an increase in headcount for commission processing, business intelligence and corporate marketing.

 Depreciation and amortization. Depreciation and amortization expenses were $34.5 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, depreciation and amortization expense for property and equipment increased to $6.8 million from $1.5 million for the nine months ended September 30, 1999 primarily due to $5.0 million of depreciation and amortization expense related to REZ property and equipment. For the nine months ended September 30, 2000, amortization expense related to purchased intangibles and goodwill increased to $27.6 million from $332,000 for the nine months ended September 30, 1999 because of the REZ acquisition.

 Interest income, net. Net interest income decreased $1.6 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Interest income decreased $452,000 for the nine months ended September 30, 2000 compared to the same period in 1999 as we had less marketable securities during the second and third quarters of 2000 due to the REZ acquisition. Interest expense increased $1.1 million for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to $800,000 accrued interest on the Utell note payable as well as interest expense for outstanding balances on our Chase line of credit and capital leases.

 Provision for Income Taxes. Pegasus recorded an income tax benefit of $1.6 million for the nine months ended September 30, 2000 primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $3.1 million for the nine months ended September 30, 1999, an effective tax rate of 36.2% of pretax income. The effective tax rate for the nine months ended September 30, 1999 differed from the statutory rate primarily due to state income taxes.

 LIQUIDITY AND CAPITAL RESOURCES

 Pegasus' principal sources of liquidity at September 30, 2000 included cash and cash equivalents of $41.8 million, short-term investments of $236,000 and restricted cash of $4.0 million as well as a $30.0 million credit facility with Chase Bank of Texas, N.A. Pegasus' principal sources of liquidity at December 31, 1999 included cash and cash equivalents of $104.6 million, short-term investments of $35.3 million and restricted cash of $2.9 million.

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

 Working capital decreased to $12.7 million at September 30, 2000 from $143.6 million at December 31, 1999. Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2000 compared to $10.5 million for the same period in 1999.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $7.1 million for the nine months ended September 30, 2000 compared to $3.1 million for the same period in 1999. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, the sale of capital stock and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures during 2000 will approximate $10.0 million and primarily relate to adding capacity to existing systems.

 Proceeds from the exercise of stock options and warrants were $418,000 for the nine months ended September 30, 2000 compared to $3.9 million for the same period in 1999.

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

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus 2%. There was no amount outstanding under the credit facility at September 30, 2000.

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

 On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Global Enterprise Technology Solutions LLC ("GETS"), a provider of hotel property management systems to nearly 3,000 hotels worldwide. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20% interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of Phoenix-based GETS within the next 24 months for Pegasus common stock and cash. As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based application service provider property management system currently under development by GETS. Pegasus is currently funding and directing the development of the system. As of November 14, 2000, Pegasus had funded development costs of $1.3 million.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   *  Working capital requirements
   *  Competitive pressures
   *  Development of new services and applications
   *  Acquisition of complimentary businesses or technologies
   *  Response to unanticipated cash requirements

 Pegasus believes that its liquidity and cash flow from operations together with funds available from current and future debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the end of 2001. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

 Part II - Other Information

 Item 1. Legal Proceedings - Pegasus is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

 Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 10.16 - Global Enterprise Technology Solutions LLC
                           Purchase Agreement
           Exhibit 10.17 - Global Enterprise Technology Solutions LLC
                           Development and Escrow Agreement
           Exhibit 27    - Financial Data Schedule

      (b)  Reports on Form 8-K

           Not applicable

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.




         November 14, 2000                             /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                          President and Chief
                                                            Executive Officer


         November 14, 2000                               /s/ JEROME L. GALANT
                                                         --------------------
                                                            Jerome L. Galant,
                                                     Chief Financial Officer,
                                               (principal accounting officer)

                                   EXHIBIT INDEX


       Exhibit Number              Description of Exhibits
       -------------               -----------------------
            10.16      Global Enterprise Technology Solutions LLC
                       Purchase Agreement
            10.17      Global Enterprise Technology Solutions LLC
                       Development and Escrow Agreement
              27       Financial Data Schedule