Form 10-K
period 2000-12-31
PEGASUS SOLUTIONS INC
filed 2001-03-22
CIK 1040261

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 15, 2001 of voting stock held by non-affiliates of the registrant was $207,258,000.

     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 15, 2001 was 24,698,089.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of our definitive proxy statement for the 2001 annual meeting of stockholders to be held on May 8, 2001 are incorporated by reference into Part III of this Form 10-K. We disclaim incorporation by reference of information contained on any Internet site.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Except where expressly indicated or the context otherwise requires, the "Company," "Pegasus," "we," "our" or "us" when used in this report refers to Pegasus Solutions, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including those listed herein under "Risk Factors".

OVERVIEW

     Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Pegasus provides services to:

     - More than 100,000 travel agencies, including nine of the 10 largest U.S.-based travel agencies based on revenues;

     - More than 40,000 hotels around the world, including 18 of the 20 largest hotel companies based on revenues and total number of guest rooms; and

     - Thousands of travel-related Web sites.

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system and property management system services to our existing electronic distribution, commission processing and business intelligence services.

     Pegasus is organized into two operating companies -- technology and hospitality. The technology company includes central reservation system, or CRS, electronic distribution, commission processing, property management systems, or PMS, TravelWeb.com and business intelligence services. The hospitality company includes hotel representation services offered under the Utell(R) and Golden Tulip(R) brand names as well as Paytell, a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

REORGANIZATION

     On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. We believe the reorganization will provide greater focus and accountability for each business. The key differences created by the reorganization are as follows:

     - The technology company and the hospitality company will operate separately. Each will have its own dedicated employees while some administrative functions will remain shared.

     - Commission Processing and TravelWeb.com, formerly within the hospitality company, will be part of the technology company.

The new organizational structure will be used for segment reporting in the first quarter of 2001. All references to the two operating companies in Item 1 of this annual report on Form 10-K reflect the reorganization. All references to the two operating companies in Items 7 and 8 of this annual report on Form 10-K do not reflect the reorganization as these items contain historical information related to periods ending prior to the reorganization.

STRATEGY

     Our goal is for our technology company to be the leading provider of information services and technology solutions in the distribution of hotel rooms and for our hospitality company to be the leading provider of hotel representation and marketing services to independent hotels and small hotel chains. We believe our central role as a service provider to the hotel industry positions us to achieve this goal. Key elements of our strategy include the following:

     - Develop Leading Technologies. To be the leading provider of technology services to the hotel industry, we must develop new technologies and services to meet the changing needs of our current and prospective customers. One such technology that we are currently developing is a Web-based PMS with a comprehensive suite of hotel management, reservation processing and customer relationship management tools.

     - Grow Our Representation Business. To grow our hotel representation business, we plan to increase the number of reservations made on behalf of existing customers while expanding our customer base.

     - Expand Hotel Room Distribution Channels. We will strive to continue to expand our hotel information database and increase the number of distribution channels providing hotel room reservation services for individual travelers over the Internet, for convention and other large meeting organizers and for corporate travel departments. We will also work to continue to expand the use by third-party Web sites of our private-label reservation service. Our services continue to create transaction fee revenue opportunities through virtually all of the distribution channels by which electronic hotel room reservations occur.

     - Build Strategic Alliances and Pursue Acquisition Opportunities. To enhance the functionality and market presence of our services, we intend to build strategic alliances with other participants in the hotel industry, including those providing information technology services and travel-related Internet-based services. We believe that these relationships will increase brand recognition of our services and help to expand our customer base. We will also seek to acquire assets, technology and businesses that provide complementary services or access to new markets and customers.

     - Expand Our Technology Customer Base. We intend to expand our customer base domestically and internationally by adding customers and by cross-selling new and existing services to our current and future customers. Because of the fixed nature of many of our costs, the addition of new customers and the increase in transaction volumes of new and existing customers would enhance the profitability of our services.

SEASONALITY

     Our business, particularly our hotel representation business, is sensitive to seasonal changes in the demand for hotel rooms. The demand for business and leisure travel is typically lower in the first and fourth quarters of the year; and therefore, these quarters have historically been our weakest quarters. Because the majority of our operating expenses are fixed, fluctuations in revenue from quarter to quarter have a material effect on operating income for the respective quarters.

INTERNATIONAL OPERATIONS

     We derive a substantial portion of our revenue from customers located outside the United States, particularly in Europe. Approximately 60 percent of the hotels we represent within our hospitality company are in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues. More information regarding the specific risks associated with our foreign operations is available under the heading "Risk Factors".

SERVICES

     Pegasus is organized into two operating companies -- technology and hospitality.

  TECHNOLOGY

     The technology company includes CRS, electronic distribution, commission processing, PMS, TravelWeb.com and business intelligence services. Hotel companies are placing an increasing emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developing and operating their own technology solutions may not always be the most cost effective approach, particularly as this relates to CRS and PMS functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize the services of a third party to provide CRS and PMS capability.

     Central Reservation System. Pegasus' CRS is provided on an application service processing, or ASP, basis to more than 10,000 hotel properties, representing over 2 million hotel rooms worldwide. During 2000, we processed approximately 40 million hotel bookings through our CRS. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

     Our CRS business provides hotel customers with a license for our RezView(TM) CRS software as well as the hardware and facilities necessary to run their CRS and process reservations. CRS also includes the following support services:

     - System administration

     - Database administration

     - Electronic distribution channel management

     - Telecommunications management

     - Private-label voice reservation services

CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software.

     Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems, or GDSs, and travel-related Internet sites to a hotel's CRS. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

     - GDS connectivity -- Pegasus Electronic Distribution is linked to all major GDSs and connects our hotel customers to travel agent terminals around the world.

     - Third-party Web sites -- We provide travel-related Web sites access to our hotel information database containing more than 40,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, Continental.com, Orbitz.com and our own TravelWeb.com.

     - Hotel Web sites -- Our NetBooker(TM) service provides hotel companies with a hotel information database and Internet reservation capabilities. Hotel Web sites that are "Powered by Pegasus"(TM) offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

     Pegasus Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's CRS and our electronic distribution technology. New third-party Web site customers pay a one-time set-up fee for establishing the connection between a hotel's CRS and the third-party Web site.

     Commission Processing. Pegasus Commission Processing provides a comprehensive and technologically advanced hotel commission processing service by collecting and consolidating check out information and travel agency commissions on behalf of more than 32,000 properties representing a significant number of major hotel brands. Each month Pegasus Commission Processing consolidates and distributes millions of dollars in commission payments to its participating travel agencies, which number over 100,000 in more than 200 countries. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Pegasus Commission Processing processed approximately $488 million in hotel commission payments in 2000.

     Pegasus Commission Processing revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the respective hotel.

     Property Systems and Services. As part of the REZ acquisition, we obtained the GuestView PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. PMS revenues in 2000 consisted of maintenance and support fees related to the GuestView software.

     In November 2000, we entered into an agreement to purchase all or part of Global Enterprise Technology Solutions LLC, or GETS. As part of the transaction, Pegasus obtained an exclusive license to the new Internet-based ASP property management system currently under development by GETS. Pegasus is currently funding and directing the development of the new system.

     TravelWeb.com. TravelWeb.com is our interactive Internet site on which consumers can research and reserve hotel rooms around the world. TravelWeb.com contains detailed property information on more than 40,000 hotels and allows travelers to directly access hotels' CRSs to check room availability and make or cancel a reservation. Other features include hotel photos, maps, weather information and special discount programs. For hotel reservations that originate on the TravelWeb.com Web site, Pegasus charges the hotel either a transaction fee or a commission based on the value of the guest stay.

     Business Intelligence. Pegasus Business Intelligence provides customer relationship management and marketing research and information services. Pegasus Business Intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services. In March 2001, Pegasus notified employees and customers that it would not be renewing Business Intelligence contracts and would be winding down its Business Intelligence operations.

  HOSPITALITY

     The hospitality company includes hotel representation services offered under the Utell and Golden Tulip brand names as well as Paytell, a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

     Representation Services. In order to sell their rooms in the marketplace, many independent hotels associate themselves with our hotel representation services and use our systems and infrastructure to market and make reservations for their rooms. Independent hotels join our hotel representation service for the following reasons:

     - To achieve a cost-effective presence in the primary electronic distribution channels -- GDS and Internet.

     - To obtain global voice reservation capability whereby travel agents can book their rooms over the telephone via a local call with local language capabilities.

     - To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.

     - To benefit from worldwide sales and marketing support.

     Our core hotel representation service, offered under the Utell brand name, provides hotel marketing, voice reservation as well as GDS and Internet representation services for approximately 6,400 hotels in more than 180 countries. Utell is the oldest, largest and most diverse hotel representation company in the world. It operates the Unison CRS, a sophisticated CRS offering advanced electronic distribution capabilities, providing both a GDS and Internet presence for its member hotels.

     We also offer branded hotel representation services under the Golden Tulip and Tulip Inns(R) brand names. Affiliation with Golden Tulip allows member hotels to adopt the brand name and quality standards of the well-known Golden Tulip Worldwide brand. Golden Tulip Worldwide members include approximately 400 hotels worldwide. Branded representation service customers also receive hotel marketing, voice reservation as well as GDS and Internet representation services similar to our Utell representation customers.

     Paytell. Many international travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays and reduce their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate that the traveler actually paid and the exchange rate when the guest stay occurs.

  OTHER SERVICES

     Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional reservation-related capabilities and information services to its existing customers and to other participants in the hotel room distribution process. One such development recently involved a strategic investment in GETS, a company that is developing an Internet-based ASP property management system to which we have an exclusive license. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

COMPETITION

     Both of our operating companies face competition from within their respective markets.

  TECHNOLOGY

     Central Reservation System. Our CRS business competes with hotel companies that sell their own CRSs and third parties that provide CRSs. Our CRS competitors include Computer Sciences Corporation and MICROS Systems, Inc.

     Electronic Distribution. Pegasus Electronic Distribution supports a variety of distribution channels, each with its own competition. For example:

     - GDS connectivity -- Our GDS connectivity service competes with WizCom International, Ltd. Customers may change their electronic reservation interface to WizCom or to another similar service. Also, some hotels have established a direct connection to one or more GDSs rather than through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass our intermediary position and eliminate the need to pay our fees.

     - Third-party and hotel Web sites -- Our online distribution services face competition in the online hotel room reservation business from current competitors as well as potential new entrants, including other Web sites. Several competitors have Web-based reservation services offering a more comprehensive range of travel opportunities than we do. These Web sites include Hotel Reservation Network, Travelocity.com and Expedia.com. The costs of entry into the Internet hotel room reservation business are relatively low.

     Commission Processing. Pegasus Commission Processing faces competition principally from National Processing Company, Net Trans, Citicorp and Perot Systems, Inc. National Processing Company has traditionally provided car rental and cruise line commission processing services. Net Trans, Citicorp and Perot

Systems, Inc. have provided commission consolidation services to hotel chains. In addition, hotels that are current or prospective customers of Pegasus Commission Processing can decide to process commission payments without, or in competition with, Pegasus Commission Processing.

     Property Systems and Services. Our PMS business competes with hotel companies that sell their own PMSs and third parties that provide PMSs. Our PMS competitors include MICROS Systems, Inc., AremisSoft Hospitality and Ramesys Hospitality.

     TravelWeb.com. TravelWeb.com faces competition in the online hotel room reservation business from current competitors as well as potential new entrants, including other Web sites. Many competitors engage in significantly more marketing efforts for their Web sites than we do. Several competitors have Web sites offering a more comprehensive range of travel opportunities than we do. These Web sites include Hotel Reservation Network, Travelocity.com and Expedia.com. The costs of entry into the Internet hotel room reservation business are relatively low.

  HOSPITALITY

     Our hotel representation services compete with hotel groups, franchisers, consortia, reservation companies and other travel or hotel representation companies. Utell's principal competitors are Lexington Services Corporation, VIP International Corporation, SynXis Corporation, Unirez, Inc. and Sceptre Hospitality Resources. Golden Tulip competes with traditional hotel companies and hotel franchise companies like Choice Hotels International and Best Western International.

     There can be no assurance that any of our services will compete successfully. Several factors affecting the competitive success of our services include:

     - Reliability

     - Pricing structure

     - The number of hotel properties using the service

     - The ability of our technology services to provide a neutral, comprehensive interface between hotels and other participants in the distribution of hotel rooms

     - The ability of our technology services to develop new technological solutions

INTELLECTUAL PROPERTY

     We are continually developing new technology and enhancing existing proprietary technology. We have no patents. We primarily rely on a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

RESEARCH AND DEVELOPMENT

     Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. Our total research and development expense was $16.0 million, $2.5 million and $4.3 million for 2000, 1999 and 1998, respectively. Research and development expenses for 2000 included an $8.0 million write-off of purchased in-process research and development related to the acquisition of REZ, Inc. Research and development expenses for 1998 included a $1.5 million write-off of purchased in-process research and development related to the acquisition of Driving Revenue L.L.C.

EMPLOYEES

     At February 28, 2001, we had 2,003 employees, 1,275 of which are located in the United States and 728 of which are located outside the United States. We had 243 persons performing information technology functions, 1,511 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. We have no unionized employees. We believe that our employee relations are satisfactory.

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

  OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO CURRENCY FLUCTUATIONS.

     We derive a substantial portion of our revenue from customers located outside the United States, particularly in Europe. Approximately 60 percent of the hotels we represent within our hospitality business are in Europe. The majority of our representation service revenues are earned in the hotel's local currency. If the value of foreign currencies relative to the U.S. Dollar decreases, our revenues translate to a lower U.S. Dollar amount. A decrease in the value of foreign currencies relative to the U.S. Dollar would have a material adverse effect on our business, operating results and financial condition.

  OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND FOREIGN BUSINESS PRACTICES.

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

     - Impact of the policies of the United States and foreign governments on foreign trade

     - Reduced protection for intellectual property rights in some countries

     - Unexpected changes in regulatory requirements

     - Cost of adapting our services to foreign markets

If we do not realize our expected results from international operations, it would have a material adverse effect on our business, operating results and financial condition.

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

  WE MAY DEVELOP NEW SERVICES THAT WHILE TECHNOLOGICALLY SUCCESSFUL FAIL TO ACHIEVE MARKET ACCEPTANCE.

     We are continually evaluating new technologies and may develop new services that utilize such technologies. It is possible that a new service, while achieving a technological success, may fail to deliver sufficient benefit to customers to warrant their use of the service. The failure of new services to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition.

  IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN THE INTENSELY COMPETITIVE HOTEL INDUSTRY, WE MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICES OF OUR SERVICES.

     We compete in markets that are rapidly evolving, intensely competitive and involve continually changing technology and industry standards. We may not be successful in competing against our current and future competitors. Competitors may be able to respond more quickly than we can to new or emerging technologies, services or changes in customer requirements. We may experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Other participants in the industries in which we participate, as well as new competitors, could create services that are more attractive than our services. Competitive pressures could reduce our market share or require us to reduce the prices of our services. Our inability to compete effectively with these services could have a material adverse effect on our business, operating results and financial condition.

     Each of our services faces competition from within its respective market. For more information about the specific competitive forces facing our services see the section in this Item 1 entitled "Competition".

  AS NEARLY ALL OF OUR REVENUES ARE DERIVED FROM THE HOTEL INDUSTRY, A DOWNTURN IN THE HOTEL INDUSTRY WOULD LIKELY ADVERSELY AFFECT OUR BUSINESS.

     Nearly all of our revenues are directly or indirectly dependent on the hotel industry. The hotel industry could experience rapid and unexpected downturns. In the event of a downturn in the hotel industry, we would likely experience significantly reduced demand for our services and solutions. Any significant downturn in the hotel industry or any reduction in the demand for hotel rooms and travel generally, would negatively impact our business, operating results and financial condition. For instance, the hotel industry is highly sensitive to any change in the economic conditions affecting business and leisure travel as well as other unforeseen events. Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

     - Political instability

     - Regional hostilities

     - Recession

     - Gasoline and aviation fuel price escalation

     - Inflation

     - Labor strikes

We may experience substantial period-to-period fluctuations in our results of operations as a consequence of these factors and others and the general economic conditions affecting the demand for hotel rooms and travel.

  A DECREASE IN AVAILABLE ROOM INVENTORY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR HOTEL REPRESENTATION BUSINESS.

     We have little control over the number of rooms we can sell on behalf of our hotel representation customers. Hotels may choose to not make rooms available for us to sell. A decrease in the available room inventory would have a material adverse effect on our business, operating results and financial condition.

  OUR BUSINESS IS SUBJECT TO SEASONALITY.

     Our sales and earnings fluctuate based on seasonal patterns that vary in different geographical markets. Historically, the demand for business and leisure travel is typically lower in the first and fourth quarters. Because the majority of our operating expenses are fixed, fluctuations in revenue from quarter to quarter have a material effect on operating income for the respective quarters. However, because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

  REDUCTIONS IN HOTEL COMMISSION PAYMENTS WOULD REDUCE OUR REVENUES AND NET INCOME.

     Pegasus Commission Processing derives revenues based on the dollar value of travel agency commissions paid by hotels. Approximately 15 percent of our revenues is attributable to Pegasus Commission Processing. If there is any change in the commission payment process, a reduction in the amount of commissions paid to travel agencies or any increase in the direct distribution of rooms by hotels, our revenues and net income could substantially decrease. Hotels typically are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10 percent, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. For example, Marriott Hotels, a significant customer, has required travel agencies to complete a training course and to sign an agreement in order to continue to receive a 10 percent commission. Failure to do so may result in the travel agency receiving reduced commissions. Hotels increasingly are utilizing other direct distribution channels, like the Internet, or offering negotiated rates to major corporate customers that are non-commissionable to travel agencies. Although we have not to date experienced any material reduction in revenues due to these events, there can be no assurance that these or any other efforts to reduce hotel reservation commissions would not adversely affect our business, operating results and financial condition.

  LOSS OF OUR ARRANGEMENTS WITH KEY CUSTOMERS AND THIRD-PARTY SERVICE ARRANGEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is dependent upon our customer arrangements with hotel chains, independent hotels, hotel representation firms, travel management companies, travel agencies, travel agency consortia, global distribution systems and Internet-based information and reservation systems. In the future, we may be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources. We have not entered into any written agreements with most of our travel agency customers relating to Pegasus Commission Processing. We also rely on third parties to provide remittance and worldwide currency exchange services for Pegasus Commission Processing and for facility maintenance and disaster recovery services for the computer and voice/data communications systems used in all of our services. If we are unable to renew or extend our contracts with existing third-party service providers or enter into contracts with alternate service providers on favorable terms, it could have a material adverse effect on our business, operating results and financial condition.

  RAPID CONSOLIDATION IN THE HOTEL INDUSTRY COULD LOWER THE VALUE OF OUR
  SERVICES.

     We offer volume-based discounting of our fees. The recent consolidation in the hotel industry has resulted in a higher percentage of discounted fees, and this trend could continue. In addition, the GDS industry has consolidated into four major GDS. If further consolidation occurs, the value of our services and the benefits to hotel operators of utilizing our GDS electronic distribution service would be reduced. Any potential decrease in our customer base or any potential increase in the percentage of discounted fees may have a material adverse effect on our business, operating results and financial condition.

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

     - Loss of key employees of acquired organizations

     - Risks of entering markets in which we have no or limited prior experience

     - Payments of cash, incurrence of debt or assumption of other liabilities to acquire other businesses

The result of one or more of these factors could have a material adverse effect on our business, operating results and financial condition.

  THE LOSS OF OUR BRAND LICENSE AGREEMENT FOR GOLDEN TULIP WOULD REDUCE OUR REVENUES AND NET INCOME.

     We operate Golden Tulip under a brand license agreement with NH Hotels of Madrid, or NH. Pursuant to the agreement, we are required to have at least 500 participating hotels by the end of 2001. We do not expect to meet that requirement. While we continue to discuss alternatives with NH, we expect to return the licenses and the brand business back to NH at the end of 2001. The loss of revenues generated from our Golden Tulip brand business could have a material adverse effect on our business, operating results and financial condition.

  WE ARE EXPOSED TO CREDIT RISK FROM INDEPENDENT HOTELS.

     Our hotel representation customers primarily consist of independent hotels some of which may not be as financially viable as larger hotel chains. Even though we have policies in place to reduce our exposure to credit risk, our inability to collect payments from these independent hotels could negatively impact the results of operations for our hotel representation business and may result in a material adverse effect on our business, operating results and financial condition.

  OUR COMPUTER SYSTEMS AND DATABASES MAY SUFFER SYSTEM FAILURES, BUSINESS INTERRUPTIONS OR SECURITY RISKS.

     Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. A significant amount of our computer equipment is located at a single site in Phoenix, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations could have a material adverse effect on our business, operating results and financial condition.

  MINORITY INTEREST INVESTMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We may from time to time make investments in other companies and ventures. If we do, we may have little or no control over the success of the company or venture. There can be no assurance of the success of any such investment.

     On November 1, 2000, we acquired a 20 percent interest in Global Enterprise Solutions LLC, or GETS, a provider of hotel property management systems. Our investment in GETS is accounted for under the equity method of accounting. We have little control over the success of GETS, and there can be no assurance of the success of this investment. The failure of GETS or any other company or venture in which we invest could have a material adverse effect on our financial condition and results of operations.

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO MANY FACTORS.

     Several factors have caused our stock price to be and in the future may be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

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

     - Purchasing and payment patterns, as well as pricing policies, of our competitors

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

     - Changes in the market valuations of other similarly situated companies

     - Development in Internet regulations

     - Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

     - Market fluctuations and performance of the hotel industry

     - Unscheduled system downtime

In addition, the trading prices of Internet and technology stocks in general have experienced extreme price and volume fluctuations in recent months. Any negative changes in the public's perception of the prospects of Internet or electronic commerce companies or other broad market and industry factors could depress our stock price regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

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

     Our success depends upon our proprietary technology and other intellectual property rights. We rely upon a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology and other intellectual property. Despite our current efforts to protect our proprietary rights, these protective measures may not be enforceable or adequate to prevent misappropriation or independent third-party development of our technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Effective copyright, trademark and trade secret protection may not be available in other jurisdictions. In addition, we may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result in substantial cost and diversion of management resources. A successful claim against us could effectively block our ability to use or license our technology and other intellectual property in the United States or abroad. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

  OUR SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL.

     Our success depends on the continued service of our executive officers and other key personnel including our Chief Executive Officer John F. Davis, III and our President Joseph W. Nicholson. Even though we currently have "key-man" insurance covering Messrs. Davis and Nicholson, this insurance amount may not adequately compensate for the loss of their services. We believe that our future business results also depend on our ability to identify, attract, motivate and retain skilled technical personnel. Competition for personnel in the electronic commerce industry is intense. We cannot guarantee that we will be able to successfully identify, attract, motivate and retain other highly-skilled personnel in a timely and effective manner. Our failure to retain our officers and key personnel or to recruit new personnel could have a material adverse effect on our business, operating results and financial condition.

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

     Our primary customers are hotel chains, independent hotels, hotel representation firms and travel agencies. Any federal, state or foreign governmental authorities, competitors or consumers could raise anti-competitive concerns regarding our relationship with our customers or otherwise. Any such action or similar allegations by third parties could have a material adverse effect on our business, operating results and financial condition.

  WE COULD BE SUBJECT TO NEW LAWS AND REGULATIONS RELATING TO THE INTERNET.

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Many of these laws and regulations are new and have not yet been thoroughly interpreted by the courts. Accordingly, we face numerous risks related to conducting business on the Internet that include:

     - The applicability and reach of various laws and regulations is uncertain.

     - Changes to existing laws or the passage of new laws intended to address privacy issues could directly affect the way we do business and could create uncertainty in the marketplace.

     - Since our services are accessible worldwide via the Internet, foreign jurisdictions may require that we comply with their laws. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

     - In the United States, companies are required to qualify as foreign corporations in states where they are conducting business. As an Internet company, it is unclear in which states we are actually doing business. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in those jurisdictions.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could adversely affect our business, operating results and financial condition.

  THERE ARE DETERRENTS THAT MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING CONTROL OF PEGASUS, EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us. Our certificate of incorporation and bylaws provide for a classified board of directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. Our certificate of incorporation also authorizes only the board of directors to fill director vacancies, including newly created directorships, and states that directors may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock voting together as a single class.

     On September 28, 1998, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock.

     In addition, we are subject to the provisions of Delaware law that restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. These provisions may inhibit a non-negotiated merger or other business combination. The anti-takeover provisions of the Delaware General Corporation Law prevent us from engaging in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions.

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

ITEM 2. PROPERTIES

     Our corporate headquarters is located in a leased facility with approximately 59,000 square feet of space in Dallas, Texas. We also have regional hubs in Phoenix, London and Singapore with approximately 121,000, 35,000 and 11,000 square feet of leased office space, respectively. In total, we have 35 offices in 22 countries, all of which are leased facilities. We believe that our existing facilities are well maintained and in good operating condition and are adequate for our present anticipated levels of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock has been traded on the Nasdaq National Market under the symbol "PEGS" since August 7, 1997. At March 15, 2001, there were approximately 438 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater. The market prices set forth below have been adjusted to reflect a three-for-two stock split effected on January 7, 2000 in the form of a stock dividend to all stockholders of record on December 20, 1999.

                                                               HIGH     LOW
                                                              ------   ------
2000
Fourth quarter..............................................  $19.31   $ 5.81
Third quarter...............................................  $21.00   $ 9.94
Second quarter..............................................  $20.75   $10.50
First quarter...............................................  $40.67   $14.25
1999
Fourth quarter..............................................  $54.42   $24.17
Third quarter...............................................  $29.75   $19.33
Second quarter..............................................  $32.92   $20.75
First quarter...............................................  $30.67   $16.67
1998
Fourth quarter..............................................  $24.17   $ 5.92
Third quarter...............................................  $17.92   $ 7.17
Second quarter..............................................  $20.67   $14.67
First quarter...............................................  $18.08   $ 9.08

     We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in financing agreements, our general financial condition and general business conditions.

     On September 28, 1998, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. Each right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Preferred Stock for each share of our common stock held at a price of $90. The number of rights associated with shares of common stock has been proportionally adjusted for the stock split effected in January 2000. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock.

     (b) The Securities and Exchange Commission on August 6, 1997 declared effective the Registration Statement on Form S-1 (File No. 333-28595) relating to the initial public offering of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 2000 and 1999 and for the year ended December 31, 1998 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 1998 and as of and for the years ended December 31, 1997 and 1996 are derived from Pegasus' financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this annual report on Form 10-K and with Pegasus' consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K.

                                               2000       1999      1998      1997      1996
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues(1)............................  $161,534   $ 38,036   $29,064   $20,903   $15,869
Net income (loss)(2).......................   (26,582)     8,666     5,396       589    (3,485)
Net income (loss) per share(2)(3)
  Basic....................................     (1.14)      0.47      0.34      0.05     (0.44)
  Diluted..................................     (1.14)      0.44      0.32      0.05     (0.44)
Working capital............................     6,205    143,606    44,398    38,397     2,068
Total assets...............................   357,705    163,540    60,320    49,923    13,892
Long-term obligations, net of current
  portion..................................    20,000         --        58       661     6,353
Total stockholders' equity.................   260,572    156,772    54,264    43,478     1,954

---------------

(1) Pegasus' selected consolidated financial data includes net revenues related to the acquisition of REZ, Inc. of $113.8 million in 2000.

(2) Pegasus' selected consolidated financial data includes the depreciation and amortization of the following:

     - Acquisition of 83.3% of the outstanding capital stock of The Hotel Clearing Corporation, or HCC, in July 1995

     - Acquisition of the remaining 16.7% of the outstanding capital stock of HCC in June 1996

     - Acquisition of Driving Revenue L.L.C. in August 1998

     - Acquisition of REZ, Inc. in April 2000

     Amortization applicable to the acquisition of HCC totaled approximately $798,000, $1,534,000 and $1,412,000 in 1998, 1997 and 1996, respectively.
     Amortization applicable to Driving Revenue totaled approximately $337,000, $416,000 and $125,000 in 2000, 1999 and 1998, respectively. Amortization applicable to REZ totaled approximately $41.0 million in 2000.

(3) Certain net income (loss) per share amounts were retroactively adjusted for a one hundred-for-one stock split that occurred in June 1996, a four-for-three stock split that occurred in August 1997 and a three-for-two stock split that occurred in January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this annual report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those set forth in Pegasus' filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this annual report on Form 10-K.

REORGANIZATION

     On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. We believe the reorganization will provide greater focus and accountability for each business. The key differences created by the reorganization are as follows:

     - The technology company and the hospitality company will operate separately. Each will have its own dedicated employees while some functions will remain shared.

     - Commission Processing and TravelWeb.com, formerly within the hospitality company, will be part of the technology company.

The new organizational structure will be used for segment reporting in the first quarter of 2001. All references to the two operating companies in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" do not reflect the reorganization as this discussion contains historical information related to periods ending prior to the reorganization.

OVERVIEW

     Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Pegasus provides services to:

     - More than 100,000 travel agencies, including nine of the 10 largest U.S.-based travel agencies based on revenues;

     - More than 40,000 hotels around the world, including 18 of the 20 largest hotel companies based on revenues and total number of guest rooms; and

     - Thousands of travel-related Web sites.

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system and property management system services to our existing electronic distribution, commission processing and business intelligence services.

     Pegasus is organized into two operating companies -- hospitality and technology. The hospitality company includes hotel representation services offered under the Utell, Summit Hotels & Resorts(R), Sterling(TM) Hotels & Resorts and Golden Tulip brand names, commission processing, TravelWeb.com and Paytell. The technology company includes CRS, electronic distribution, PMS and business intelligence services. In 2000, approximately 64 percent and 36 percent of Pegasus' consolidated revenue was derived from the hospitality and technology groups, respectively.

SERVICES

  HOSPITALITY

     The hospitality company includes hotel representation services offered under the Utell, Summit, Sterling and Golden Tulip brand names, Commission Processing, TravelWeb.com and Paytell.

     Representation Services. In order to sell their rooms in the marketplace, many independent hotels associate themselves with our hotel representation services and use our systems and infrastructure to market and make reservations for their rooms. Independent hotels join our hotel representation service for the following reasons:

     - To achieve a cost-effective presence in the primary electronic distribution channels -- GDS and Internet.

     - To obtain global voice reservation capability whereby travel agents can book their rooms over the telephone via a local call with local language capabilities.

     - To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.

     - To benefit from worldwide sales and marketing support.

     Our core hotel representation service, offered under the Utell brand name, provides hotel marketing, voice reservation as well as GDS and Internet representation services for approximately 6,400 hotels in more than 180 countries. Utell is the oldest, largest and most diverse hotel representation company in the world. It operates the Unison CRS, a sophisticated CRS offering advanced electronic distribution capabilities, providing both a GDS and Internet presence for its member hotels.

     We also offer branded hotel representation services under the Sterling Hotels & Resorts, Summit Hotels & Resorts, Golden Tulip and Tulip Inns brand names. Both the Sterling and Summit brands are "soft" brands offering independent hotels the ability to maintain their own identity while being affiliated with the Sterling or Summit brand. Sterling Hotels & Resorts include over 150 independent luxury hotels, and Summit Hotels & Resorts include over 150 independent luxury hotels. Affiliation with Golden Tulip allows member hotels to adopt the brand name and quality standards of the well-known Golden Tulip Worldwide brand. Golden Tulip Worldwide members include approximately 400 hotels worldwide. Branded representation service customers also receive hotel marketing, voice reservation as well as GDS and Internet representation services similar to our Utell representation customers.

     Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 44 percent of revenues in 2000.

     Commission Processing. Pegasus Commission Processing provides a comprehensive and technologically advanced hotel commission processing service by collecting and consolidating check out information and travel agency commissions on behalf of more than 32,000 properties representing a significant number of major hotel brands. Each month Pegasus Commission Processing consolidates and distributes millions of dollars in commission payments to its participating travel agencies, which number over 100,000 in more than 200 countries. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Pegasus Commission Processing processed approximately $488 million in hotel commission payments in 2000.

     Pegasus Commission Processing revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the respective hotel. Our commission processing revenues represented approximately 15 percent of revenues in 2000.

     TravelWeb.com. TravelWeb.com is our interactive Internet site on which consumers can research and reserve hotel rooms around the world. TravelWeb.com contains detailed property information on more than 40,000 hotels and allows travelers to directly access hotels' CRS's to check room availability and make or cancel a reservation. Other features include hotel photos, maps, weather information and special discount programs. For hotel reservations that originate on the TravelWeb.com Web site, Pegasus charges the hotel either a transaction fee or a commission based on the value of the guest stay.

     Paytell. Many international travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays and reduce their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate that the traveler actually paid and the exchange rate when the guest stay occurs.

  TECHNOLOGY

     The technology company includes CRS, electronic distribution, PMS and business intelligence services. Hotel companies are placing an increasing emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developing and operating their own technology solutions may not always be the most cost effective approach, particularly as this relates to CRS and PMS functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize the services of a third party to provide CRS and PMS capability.

     Central Reservation System. Pegasus' CRS is provided on an ASP basis to more than 10,000 hotel properties, representing over 2 million hotel rooms worldwide. During 2000, we processed approximately 40 million hotel bookings through our CRS. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

     Our CRS business provides hotel customers with a license for our RezView CRS software as well as the hardware and facilities necessary to run their CRS and process reservations. CRS also includes the following support services:

     - System administration

     - Database administration

     - Electronic distribution channel management

     - Telecommunications management

     - Private-label voice reservation services

CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. CRS revenues represented approximately 22 percent of revenues for 2000.

     Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry GDSs and travel-related Internet sites to a hotel's CRS. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

     - GDS connectivity -- Pegasus Electronic Distribution is linked to all major GDSs and connects our hotel customers to travel agent terminals around the world.

     - Third-party Web sites -- We provide travel-related Web sites access to our hotel information database containing more than 40,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, Continental.com, Orbitz.com and our own TravelWeb.com.

     - Hotel Web sites -- Our NetBooker service provides hotel companies with a hotel information database and Internet reservation capabilities. Hotel Web sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

     Pegasus Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's CRS and our electronic distribution technology. New third-party Web site customers pay a one-time set-up fee for establishing the connection between a hotel's CRS and the third-party Web site. Electronic Distribution revenues represented approximately 12 percent of revenues for 2000.

     Property Systems and Services. As part of the REZ acquisition, we obtained the GuestView PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. PMS revenues in 2000 consisted of maintenance and support fees related to the GuestView software.

     In November 2000, we entered into an agreement to purchase all or part of GETS. As part of the transaction, Pegasus obtained an exclusive license to the new Internet-based ASP property management system currently under development by GETS. Pegasus is currently funding and directing the development of the new system.

     Business Intelligence. Pegasus Business Intelligence provides customer relationship management and marketing research and information services. Pegasus Business Intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services.

  OTHER SERVICES

     Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the hotel room distribution process. One such development recently involved a strategic investment in GETS, a company that is developing an Internet-based ASP property management system to which we have an exclusive license. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

COSTS

     Pegasus' cost of services consists principally of personnel costs relating to information technology, customer service and telemarketing and facilities and equipment maintenance costs. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, office, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, amortization of customer incentive contracts, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software, goodwill and other intangible assets. Interest expense includes interest on a note payable to Utell and interest on payments made under capital equipment leases.

REZ, INC. ACQUISITION

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. REZ now operates as a wholly owned subsidiary of Pegasus. The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's consolidated financial statements.

     The $245.3 million purchase price includes approximately $11.0 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development, is summarized below (in thousands):

Estimated fair value of REZ net tangible assets purchased...  $    996
Deferred tax liability associated with the intangibles
  acquired..................................................   (42,179)
Customer relationships......................................    59,600
Software....................................................    33,300
Workforce in-place..........................................    20,200
Non-compete agreement.......................................     3,700
Goodwill....................................................   161,708

     The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):

                                                                               CALCULATED
                                                                 ESTIMATED       ANNUAL
                                                      AMOUNT    USEFUL LIFE   AMORTIZATION
                                                     --------   -----------   ------------
Customer relationships.............................  $ 59,600     3 years       $19,733
Software...........................................    33,300     3 years        11,048
Workforce in-place.................................    20,200     3 years         6,815
Non-compete agreement..............................     3,700     5 years           737
Goodwill...........................................   161,708    10 years        16,191

     The value assigned to purchased in-process research and development, or IPR&D, was determined by identifying research projects in areas for which technological feasibility had not yet been established. These projects totaled $8.0 million and include a customer reporting system and Corporate Direct, a program for discounted corporate room rates on the Internet. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

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

     Discount Rate. The net cash flows were discounted back to their present value using a 25 percent discount rate. This discount rate is higher than the industry weighted average cost of capital due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

     Percentage of Completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion applied to the customer reporting and Corporate Direct projects were 65 percent and 80 percent, respectively.

     Both projects were completed during 2000 although the scope of the customer reporting project was reduced. Management does not expect this change in scope to have a material impact on the Company's revenues, operating results and financial condition.

RECENT DEVELOPMENTS

     On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for an estimated $12 million. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus will recognize an after-tax gain of approximately $3 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement with Pegasus with an estimated value of $40 million. As part of the agreement, Pegasus will be the exclusive provider of reservation technology, voice and electronic reservation processing, commission processing and a host of other ancillary services to IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels.

     On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. As part of the reorganization, our hotel representation business will operate under the Utell name as a wholly owned subsidiary of Pegasus Solutions, Inc. and will represent our hospitality segment. Our technology segment will consist of CRS, electronic distribution, commission processing, PMS, TravelWeb.com and business intelligence services. We will begin using this new organizational structure for segment reporting in the first quarter of 2001.

     We operate Golden Tulip under a brand license agreement with NH Hotels of Madrid, or NH. Pursuant to the agreement, we are required to have at least 500 participating hotels by the end of 2001. We do not expect to meet that requirement. While we continue to discuss alternatives with NH, we expect to return the licenses and the brand business back to NH at the end of 2001.

     Because of significant net operating losses, management decided in the fourth quarter of 2000 not to seek new Business Intelligence customers and only to service existing contracts. At that time, the Company determined that the net book values of goodwill and certain other assets were impaired, and recorded asset impairment costs of $2.0 million in the fourth quarter of 2000. At December 31, 2000, Pegasus was in negotiations to sell Business Intelligence. In March 2001, these negotiations were terminated, and Pegasus notified employees and customers that it would not be renewing contracts and would be winding down its Business Intelligence operations. As a result, Pegasus recorded additional asset impairment costs of $1.0 million in its statement of operations for the year ended December 31, 2000. In addition, Pegasus expects to incur related severance costs of approximately $300,000 in the first quarter of 2001.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     The results of operations for the year ended December 31, 2000 include the effect of the REZ acquisition, which was completed on April 3, 2000 and is discussed in Note 2 to the consolidated financial statements contained herein. Accordingly, REZ's results of operations subsequent to the acquisition are included in the accompanying consolidated financial statements.

     Weakness of the Euro. Since the REZ acquisition, Pegasus derives a substantial portion of its revenue from customers located outside the United States, particularly in Europe. The weakness of the Euro relative to the U.S. Dollar resulted in Pegasus earning less in revenue during the year ended December 31, 2000 than it otherwise might have earned if currency rates had remained comparable with currency rates for the year ended December 31, 1999.

     Net Revenues. Net revenues in 2000 increased to $161.5 million from $38.0 million in 1999, primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $9.7 million, or 25.5 percent, primarily due to higher transaction levels for Electronic Distribution and Commission Processing.

     Revenues for our hospitality segment were $103.3 million in 2000, including $76.9 million in hospitality revenue related to REZ's operations subsequent to the April 3, 2000 effective date of the acquisition. Excluding the effect of REZ, hospitality revenues increased $6.4 million, or 32.2 percent, in 2000 compared to 1999.

     Commission Processing revenues increased 36.5 percent in 2000 compared to 1999 primarily as a result of a 32.6 percent increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Incremental reconciliation and tracking services revenue also contributed to the increase in commission processing revenues. Net revenues arising from the increase in commissions paid was offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments, primarily due to consolidation within the travel agency industry. Pegasus expects this trend to continue.

     Revenues for our technology segment were $58.2 million in 2000, including $36.9 million related to REZ's operations. Excluding the effect of REZ, technology revenues increased $3.3 million, or 18.1 percent, in 2000 compared to 1999.

     Electronic Distribution revenues increased 23.5 percent in 2000 as compared to 1999, resulting primarily from a 17.2 percent increase in the number of hotel reservations made through our GDS and Internet-based distribution services. Transaction revenue per transaction increased 3.9 percent in 2000 as compared to 1999 due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

     Business Intelligence revenues decreased $506,000, or 25.8 percent, to $1.5 million in 2000 compared to $2.0 million in 1999. Pegasus Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

     Business Intelligence had net pretax losses of approximately $8.4 million and $4.0 million in 2000 and 1999, respectively. Included in the 2000 pretax loss for Business Intelligence was a $3.0 million charge related to asset impairment.

     Cost of services. Cost of services were $79.7 million in 2000, including $64.1 million attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $2.9 million in 2000 compared to 1999 due to an increase in headcount for Electronic Distribution and Commission Processing.

     Restructure and asset impairment costs. During the fourth quarter of 2000, we incurred $3.4 million of restructuring and asset impairment charges. Approximately $3.0 million related to a write-down of goodwill and other assets associated with Pegasus Business Intelligence, and approximately $419,000 related to consolidation of reservation centers in Europe and Latin America.

     Research and development. Research and development expenses were $8.0 million in 2000, including $4.9 million related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $541,000 in 2000 compared to 1999.

     Write-off of purchased in-process research and development. During 2000, Pegasus wrote off $8.0 million for REZ research and development projects that had not yet reached technological feasibility at the time of acquisition. For more information on the write-off of purchased in-process research and development see the caption "REZ, Inc. Acquisition" in this Management's Discussion and Analysis.

     General and administrative expenses. General and administrative expenses were $20.4 million in 2000, including $11.9 million related to REZ. Excluding the effect of REZ, general and administrative expenses increased $3.8 million in 2000 compared to 1999 due to an increase in headcount as well as other expenses that were incurred as a result of the acquisition but did not meet the criteria for capitalization.

     Marketing and promotion expenses. Marketing and promotion expenses were $24.8 million in 2000, including $17.9 million attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $884,000 in 2000 compared to 1999 due to an increase in headcount for commission processing, business intelligence and corporate marketing.

     Depreciation and amortization. Depreciation and amortization expenses were $51.5 million in 2000. In 2000, depreciation and amortization expense for property and equipment increased to $18.6 million from

$2.0 million in 1999 primarily due to $16.2 million of depreciation and amortization expense related to REZ property and equipment. In 2000, amortization expense related to purchased intangibles and goodwill increased to $32.9 million from $416,000 in 1999 because of the REZ acquisition.

     Interest income. Interest income decreased $1.4 million in 2000 compared to 1999 as we had less marketable securities during the second, third and fourth quarters of 2000 due to the REZ acquisition.

     Interest expense. Interest expense increased $1.7 million in 2000 compared to 1999 primarily due to $1.2 million accrued interest on a note payable to Reed Elsevier plc, the majority REZ shareholder, as well as interest expense for outstanding balances on our Chase line of credit and capital leases.

     Provision for Income Taxes. Pegasus recorded an income tax benefit of $5.9 million in 2000. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $4.7 million in 1999, an effective tax rate of 35.1 percent of pretax income. The effective tax rate for 1999 differed from the statutory rate primarily due to state income taxes.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net revenues. Net revenues for 1999 increased to $38.0 million from $29.1 million in 1998, an increase of 30.9 percent. The increase in revenues was primarily driven by higher transaction levels for Electronic Distribution and Commission Processing as well as the acquisition of Driving Revenue in August 1998, which provided the majority of Business Intelligence revenues for 1999.

     Electronic Distribution revenues increased $5.6 million, or 45.3 percent, in 1999 compared to 1998. The increase resulted primarily from a 28.2 percent increase in the number of hotel reservations made through the GDS and Internet-based distribution services. Although GDS revenue per transaction decreased in 1999 compared to 1998, total transaction revenue per transaction increased 7.2 percent due to a higher percentage of Internet-based transactions, which generate more revenue per transaction. A $1.7 million increase in non-transaction related revenues also contributed to the increase in total electronic distribution revenues. Non-transaction related revenues include implementation fees, subscription fees and advertising revenues.

     Commission Processing revenues increased 14.7 percent in 1999 compared to 1998 as a result of a 22.4 percent increase in the number of hotel commission transactions processed. The increase in the number of transactions was due in part to an increase in the number of hotel properties and travel agencies participating in Pegasus Commission Processing. The value of commissions paid by Pegasus increased 25.6 percent in 1999 compared to 1998 because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. Net revenues arising from the increase in commissions paid was somewhat offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. Pegasus expects this trend to continue.

     Business Intelligence revenues increased $1.1 million to $2.0 million in 1999 from $0.9 million for 1998 due to the acquisition of Driving Revenue L.L.C. in August 1998. Business Intelligence revenues consisted of fees charged to hotels for the development and maintenance of hotel databases and for consulting services.

     Business Intelligence had net pretax losses of approximately $4.0 million and $2.8 million for 1999 and 1998, respectively. During 1999, Pegasus continued to invest in technology and personnel to grow this segment. During 1999, Pegasus also invested heavily in the development of marketing and sales personnel to increase customer awareness of Business Intelligence services and products. Pegasus expects this segment to continue to have losses in the foreseeable future.

     Cost of services. Cost of services increased by $2.7 million, or 26.8 percent, to $12.7 million in 1999 from $10.0 million in 1998. Cost of services increased due to additional staffing primarily related to new business intelligence services. The number of technology personnel increased 25.6 percent at December 31, 1999 compared to December 31, 1998. In addition, Pegasus incurred approximately $104,000 in 1999 for enhancing its infrastructure. These enhancements included upgrades to e-mail and wide area networks. This increase was partially offset by a $727,000 decrease in costs associated with Pegasus Commission Processing during the first half of 1999 as some functions that were previously outsourced were brought in-house at a lower cost during the third quarter of 1998.

     Research and development. Research and development expenses decreased $263,000, or 9.4 percent, to $2.5 million in 1999 from $2.8 million in 1998. In 1999, research and development expenses were primarily related to the development of business intelligence services while 1998 expenses included a major commission processing project, which was completed in the third quarter 1998. This commission processing project was comprised of internally developed software and procedures to sort and consolidate commissions by travel agency. Prior to the completion of this project, this process was outsourced.

     Write-off of purchased in-process research and development. During 1998, Pegasus incurred a charge of $1.5 million to write-off purchased in-process research and development related to the acquisition of Driving Revenue in August 1998.

     Based on a third party valuation, approximately $1.5 million of the purchase price was allocated to in-process research and development projects that at the time of the acquisition had not reached technological feasibility and had no probable alternative future use. In determining the valuation Pegasus identified eight projects as in-process research and development. Of these eight, three were associated with a market planner product, three with a database product and two were Internet-enabled query tools. Each project was estimated to have a specific revenue stream that was assumed to generate a 20 percent cash flow margin over a ten-year period. Each project was determined to be at a certain stage of completion ranging from 10 to 70 percent, and these factors were applied to the present value of each project's future cash flows using a 30 percent discount rate. The resulting $1.5 million valuation was charged to operations in 1998.

     Subsequent to the Driving Revenue acquisition, Pegasus re-evaluated the role of the market planner product. Since the market planner is a stand-alone software sale that does not fit with Pegasus' business strategy, Pegasus has elected to stop selling it and terminated work on the development of the three market planner projects. Pegasus has elected to focus its efforts on projects that better fit with its strategy of producing recurring revenues form customers. Pegasus management believes that the decision not to develop the acquired technology will have no impact on future results of operations or financial position.

     Pegasus has continued developing new database tools and has completed the major elements of the new database project as of January 2000. The cost to complete the project was approximately $1.0 million, which is roughly consistent with Pegasus' earlier projections. The new database capability is being rolled out to Pegasus' customer base.

     Pegasus is continuing to work on Internet enabled query tools and expects that these will be available in future years as estimated in the original cash flows used in determining the purchased in-process research and development charge in 1998.

     General and administrative expenses. General and administrative expenses increased $711,000, or 18.1 percent, to $4.6 million in 1999 from $3.9 million in 1998. The increase was primarily due to higher personnel expenses and office costs including telephone, travel and supplies associated with increased headcount. Personnel and office costs increased approximately $841,000 in 1999 compared to 1998. In addition, accounting and legal expenses increased approximately $113,000 as a result of additional reporting and consulting services necessary due to increasingly complex tax, legal and reporting issues associated with Pegasus' growth over the past year.

     Marketing and promotion expenses. Marketing and promotion expenses increased $1.2 million, or 23.6 percent, to $6.1 million in 1999 from $4.9 million in 1998. Marketing and promotion expenses increased primarily due to a
26.1 percent increase in the number marketing and sales personnel and the related recruiting and relocation costs. The additional sales and marketing personnel were needed to promote commission processing services, Internet-based distribution services and new business intelligence services.

     Depreciation and amortization. Depreciation and amortization expenses decreased $252,000, or 9.4 percent, to $2.4 million in 1999 from $2.7 million in 1998. Amortization expense decreased $507,000 in 1999 as compared to 1998 because goodwill and capitalized software associated with the purchase accounting transaction that formed Pegasus was fully amortized as of the beginning of the fourth quarter of 1998. The related amortization expense was $798,000 in 1998. The decrease in amortization expense was somewhat offset of by an additional $291,000 for the amortization of goodwill and software related to the acquisition of Driving Revenue in August 1998. Depreciation expense increased $253,000 in 1999 as compared to 1998 due to additions of property and equipment. The increase in depreciation expense was partially offset because the former computing platform for Pegasus Electronic Distribution was fully depreciated and replaced in 1999 with less expensive equipment resulting in lower depreciation expense.

     Interest income. Interest income increased $2.3 million, or 92.9 percent, to $4.8 million in 1999 from $2.5 million in 1998. Interest income increased as Pegasus had additional cash available for short-term investment as of result of the secondary public offering of common stock in May 1999. The increase was partially offset by a decline in the prevailing interest rate level for short-term investments during the first three quarters of 1999 combined with a shift in the investment portfolio to include tax-exempt securities with lower pre-tax yields.

     Interest expense. Interest expense decreased $120,000, or 81.8 percent, to $27,000 in 1999 from $147,000 in 1998. Interest expense reflects payments made under capital equipment leases, and the decrease is due to the expiration of some leases.

     Write-off of minority interest investment. In September 1998, Pegasus purchased a minority interest in Intermezzo, Inc. The Intermezzo board of directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. Pegasus wrote-off $1.1 million in the second quarter of 1999 representing its entire investment in Intermezzo.

     Income taxes. Income taxes for 1999 reflect federal, state and foreign income taxes payable. Income taxes for 1998, include only state and foreign as Pegasus was able to realize the benefit of its federal net operating loss carryforwards in 1998. The effective tax rate of approximately 35.1 percent for 1999 increased from the effective tax rate of approximately 3.5 percent for 1998. The lower effective tax rate in 1998 was due to Pegasus' ability to realize the benefit of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Pegasus' principal sources of liquidity at December 31, 2000 included cash and cash equivalents of $32.6 million, short-term investments of $1.6 million, restricted cash of $4.6 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 1999 included cash and cash equivalents of $104.6 million, short-term investments of $35.3 million and restricted cash of $2.9 million.

     Restricted cash represents funds for travel agency commission checks that were never submitted to the bank by travel agencies for payment within one year of their original issuance. After one year, the bank places a stop on the outstanding travel agency commission checks and returns the funds to Pegasus. Pegasus records, in an accrued liability account, an amount equal to the restricted cash recorded upon receipt of the funds from the bank. The reasons for the checks not clearing include travel agencies going out of business, change in address or the checks being lost. The returned funds are repaid to the original travel agency if they can be located or if not then to their state of residence as required by the unclaimed property laws of their sate.

     Working capital decreased to $6.2 million in 2000 from $143.6 million in 1999, and net cash provided by operating activities increased to $22.7 million in 2000 from $13.9 million in 1999 due to the REZ acquisition.

     Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $16.7 million in 2000 compared to $3.4 million in 1999. Additional uses of cash for investing activities in 2000 included the purchase of REZ and a strategic minority equity investment. Additional uses of cash for investing activities in 1999 included the purchase of marketable securities. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, the sale of capital stock and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures during 2001 will range from approximately $12 to $14 million primarily related to adding capacity to existing systems.

     Proceeds from the exercise of stock options were $1.3 million and $2.2 million in 2000 and 1999, respectively.

     Pegasus completed secondary public offerings of its common stock in February 1998, raising net proceeds to Pegasus of $4.2 million, and in May 1999, raising net proceeds to Pegasus of $84.4 million. A portion of the proceeds was used at the time of each offering to repay certain lease obligations, for working capital and other general corporate purposes, with the remaining proceeds placed in short-term marketable securities. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. utilizing approximately $89 million of the net proceeds from its initial and secondary public offerings. Other consideration included an aggregate of 3.99 million shares of Pegasus common stock and a $20 million note payable to Reed Elsevier, the majority REZ stockholder.

     In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at March 15, 2001.

     On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of Pegasus common stock. The repurchase is at the discretion of the board of directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of March 15, 2001, Pegasus had repurchased 126,000 shares at a cost of $1.3 million.

     On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Global Enterprise Technology Solutions, a provider of hotel property management systems. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20 percent interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of Phoenix-based GETS within the next 24 months for Pegasus common stock and cash. As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based ASP property management system currently under development by GETS. Pegasus is currently funding and directing the development of the system. As of March 15, 2001, Pegasus had funded development costs of $2.9 million.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - Our profitability

     - Operational cash requirements

     - Competitive pressures

     - Development of new services and applications

     - Acquisition of complimentary businesses or technologies

     - Response to unanticipated cash requirements

Pegasus believes that its cash flows from operations, together with funds available from debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the end of 2001. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

INFLATION

     Pegasus does not believe that inflation has materially impacted results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on its results of operations to the extent such increases are not passed along to customers.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or FAS 133. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133," is effective for Pegasus' first quarter financial statements in fiscal 2001. Pegasus currently accounts for its hedging activities in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Pegasus does not believe the adoption of FAS 133 will have a material impact on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition for one-time set-up fees had an immaterial effect on Pegasus' consolidated statement of operations. Pegasus applied SAB 101 on a prospective basis for fiscal years beginning after December 31, 1999.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," or FIN 44. FIN 44 clarifies the application of APB No. 25 for
(a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 will not have a significant impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pegasus is exposed to certain market risks, including the effects of movements in foreign currency exchange rates and uses derivative financial instrument contracts to manage foreign exchange risks. Pegasus has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

     Pegasus has various foreign operations, primarily in North America, Europe, Latin America and Asia. The U.S. Dollar is the functional currency for Pegasus' foreign operations. To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2000. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities primarily trade receivables and payables.

     A summary of forward exchange contracts in place at December 31, 2000 follows (in thousands):

                                                               SELL     PURCHASE
                                                              -------   --------
Australian Dollar...........................................  $   233    $   --
Canadian Dollar.............................................      623        --
Swiss Franc.................................................      502       270
Danish Krone................................................      145       113
Euro........................................................    7,734        --
British Pound...............................................    1,684     1,993
Greek Drachma...............................................       --        83
Hong Kong Dollar............................................       63        --
Japanese Yen................................................      842        --
Korean Won..................................................      123        --
Norwegian Krona.............................................      489        --
New Zealand Dollar..........................................       58        56
Swedish Krona...............................................      939        --
Singapore Dollar............................................       --       253
Thai Baht...................................................      129        --
South African Rand..........................................       64        --
                                                              -------    ------
          Total.............................................  $13,628    $2,768
                                                              =======    ======

     A $338,000 contract to sell Japanese Yen has a contract maturity of March 2001. All other contracts mature in January 2001. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2000. For more information on derivative financial instruments see Notes 1 and 7 to the consolidated financial statements included in Item 8 to this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Pegasus Solutions, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2001, except as to Note 19,
which is as of March 7, 2001

                            PEGASUS SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                                2000       1999
                                                              --------   --------
Cash and cash equivalents...................................  $ 32,576   $104,616
Restricted cash.............................................     4,574      2,929
Short-term investments......................................     1,563     35,283
Accounts receivable, net of allowance for doubtful accounts
  of $7,159 and $82 at December 31, 2000 and 1999,
  respectively..............................................    29,889      4,854
Other current assets........................................     4,189      2,585
                                                              --------   --------
          Total current assets..............................    72,791    150,267
Goodwill, net of accumulated amortization of $11,944 and
  $938, respectively........................................   149,764      2,890
Intangible assets, net of accumulated amortization of
  $20,638...................................................    62,909         --
Property and equipment, net.................................    64,434      4,856
Other noncurrent assets.....................................     7,807      5,527
                                                              --------   --------
          Total assets......................................  $357,705   $163,540
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 17,727   $  3,523
Deferred tax liability......................................    12,078         --
Accrued liabilities.........................................    11,651      1,527
Unearned income.............................................     9,428         63
Accrued payroll and benefits................................     6,719      1,112
Income tax payable..........................................     6,212         --
Other current liabilities...................................     2,771        436
                                                              --------   --------
          Total current liabilities.........................    66,586      6,661
Note payable................................................    20,000         --
Deferred tax liability......................................     8,961         --
Other noncurrent liabilities................................     1,586        107
Commitments and contingencies...............................        --         --
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized;
     Zero shares issued and outstanding.....................        --         --
  Common stock, $.01 par value; 50,000 shares authorized,
     24,873 and 20,515 shares issued at December 31 2000 and
     1999, respectively.....................................       249        205
  Additional paid-in capital................................   288,422    156,978
  Unearned compensation.....................................      (157)      (442)
  Accumulated comprehensive loss............................      (265)       (25)
  Retained earnings (deficit)...............................   (26,501)        82
  Treasury stock at cost; 245 and 175 shares at December 31,
     2000 and 1999, respectively............................    (1,176)       (26)
                                                              --------   --------
          Total stockholders' equity........................   260,572    156,772
                                                              --------   --------
          Total liabilities and stockholders' equity........  $357,705   $163,540
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000      1999      1998
                                                              --------   -------   -------
Net revenues................................................  $161,534   $38,036   $29,064
Cost of services............................................    79,712    12,691    10,008
Restructure and asset impairment costs......................     3,421        --        --
Research and development....................................     8,033     2,546     2,809
Write-off of purchased in-process research and
  development...............................................     8,000        --     1,480
General and administrative expenses.........................    20,404     4,630     3,919
Marketing and promotion expenses............................    24,843     6,079     4,920
Depreciation and amortization...............................    51,549     2,438     2,690
                                                              --------   -------   -------
Operating income (loss).....................................   (34,428)    9,652     3,238
Other income (expense):
  Interest income...........................................     3,464     4,828     2,503
  Interest expense..........................................    (1,687)      (27)     (147)
  Other.....................................................       151    (1,100)       --
                                                              --------   -------   -------
Income (loss) before income taxes...........................   (32,500)   13,353     5,594
Income tax expense (benefit)................................    (5,918)    4,687       198
                                                              --------   -------   -------
Net income (loss)...........................................  $(26,582)  $ 8,666   $ 5,396
                                                              ========   =======   =======
Other comprehensive loss -- change in unrealized loss, net
  of tax of $171 and $13 in 2000 and 1999, respectively.....      (240)      (25)       --
                                                              --------   -------   -------
Comprehensive income (loss).................................  $(26,822)  $ 8,641   $ 5,396
                                                              ========   =======   =======
Basic net income (loss) per share:
  Basic.....................................................  $  (1.14)  $  0.47   $  0.34
                                                              ========   =======   =======
  Diluted...................................................  $  (1.14)  $  0.44   $  0.32
                                                              ========   =======   =======
Weighted average shares outstanding:
  Basic.....................................................    23,380    18,576    15,691
                                                              ========   =======   =======
  Diluted...................................................    23,380    19,689    16,795
                                                              ========   =======   =======

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                        COMMON STOCK                                    TREASURY STOCK        UNREALIZED
                                     ------------------   ADDITIONAL                  -------------------   GAIN (LOSS) ON
                                     NUMBER OF             PAID-IN       UNEARNED     NUMBER OF               MARKETABLE
                                      SHARES     AMOUNT    CAPITAL     COMPENSATION    SHARES     AMOUNT      SECURITIES
                                     ---------   ------   ----------   ------------   ---------   -------   --------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1997.......   15,446      $155     $ 58,068       $(739)        (175)     $  (26)       $  --
                                      ------      ----     --------       -----         ----      -------       -----
Secondary offering.................      421         4        4,221          --           --          --           --
Windfall tax benefit of stock
  options..........................       --        --          404          --           --          --           --
Net change in unearned
  compensation.....................       --        --          146         123           --          --           --
Exercise of stock options..........       96         1          330          --           --          --           --
Issuance for stock purchase plan...       17        --          161          --           --          --           --
Net income.........................       --        --           --          --           --          --           --
                                      ------      ----     --------       -----         ----      -------       -----
Balance at December 31, 1998.......   15,980       160       63,330        (616)        (175)        (26)          --
                                      ------      ----     --------       -----         ----      -------       -----
Secondary offering.................    3,450        35       84,408          --           --          --           --
Windfall tax benefit of stock
  options..........................       --        --        4,196          --           --          --           --
Net change in unearned
  compensation.....................       --        --          150         174           --          --           --
Exercise of stock options..........      542         5        2,191          --           --          --           --
Issuance of stock warrant..........      519         5        2,484          --           --          --           --
Issuance for stock purchase plan...       24        --          219          --           --          --           --
Change in unrealized gain (loss) on
  marketable securities............       --        --           --          --           --          --          (25)
Net income.........................       --        --           --          --           --          --           --
                                      ------      ----     --------       -----         ----      -------       -----
Balance at December 31, 1999.......   20,515       205      156,978        (442)        (175)        (26)         (25)
                                      ------      ----     --------       -----         ----      -------       -----
Windfall tax benefit of stock
  options..........................       --        --          397          --           --          --           --
Net change in unearned
  compensation.....................       --        --           (6)        285           --          --           --
Exercise of stock options..........      116         1          504          --           --          --           --
Issuance for stock purchase plan...       72         1          809          --           --          --           --
Issuance for REZ, Inc.
  acquisition......................    3,990        40      126,742          --           --          --           --
Issuance for investment in Global
  EnterpriseTechnology Solutions
  LLC..............................      180         2        2,998          --           --          --           --
Shares received from REZ, Inc.
  escrow settlement................       --        --           --          --          (70)     (1,150)          --
Change in unrealized gain (loss) on
  marketable securities............       --        --           --          --           --          --         (240)
Dividend payable...................       --        --           --          --           --          --           --
Net loss...........................       --        --           --          --           --          --           --
                                      ------      ----     --------       -----         ----      -------       -----
Balance at December 31, 2000.......   24,873      $249     $288,422       $(157)        (245)     $(1,176)      $(265)
                                      ======      ====     ========       =====         ====      =======       =====


                                     RETAINED
                                     EARNINGS
                                     (DEFICIT)    TOTAL
                                     ---------   --------
                                        (IN THOUSANDS)
Balance at December 31, 1997.......  $(13,980)   $ 43,478
                                     --------    --------
Secondary offering.................        --       4,225
Windfall tax benefit of stock
  options..........................        --         404
Net change in unearned
  compensation.....................        --         269
Exercise of stock options..........        --         331
Issuance for stock purchase plan...        --         161
Net income.........................     5,396       5,396
                                     --------    --------
Balance at December 31, 1998.......    (8,584)     54,264
                                     --------    --------
Secondary offering.................        --      84,443
Windfall tax benefit of stock
  options..........................        --       4,196
Net change in unearned
  compensation.....................        --         324
Exercise of stock options..........        --       2,196
Issuance of stock warrant..........        --       2,489
Issuance for stock purchase plan...        --         219
Change in unrealized gain (loss) on
  marketable securities............        --         (25)
Net income.........................     8,666       8,666
                                     --------    --------
Balance at December 31, 1999.......        82     156,772
                                     --------    --------
Windfall tax benefit of stock
  options..........................        --         397
Net change in unearned
  compensation.....................        --         279
Exercise of stock options..........        --         505
Issuance for stock purchase plan...        --         810
Issuance for REZ, Inc.
  acquisition......................        --     126,782
Issuance for investment in Global
  EnterpriseTechnology Solutions
  LLC..............................        --       3,000
Shares received from REZ, Inc.
  escrow settlement................        --      (1,150)
Change in unrealized gain (loss) on
  marketable securities............        --        (240)
Dividend payable...................        (1)         (1)
Net loss...........................   (26,582)    (26,582)
                                     --------    --------
Balance at December 31, 2000.......  $(26,501)   $260,572
                                     ========    ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(26,582)  $  8,666   $  5,396
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of purchased in-process research and
       development..........................................     8,000         --      1,480
     Depreciation and amortization..........................    51,549      2,438      2,690
     Asset impairment.......................................     3,003         --         --
     Bad debt expense.......................................     2,874         --         35
     Write-off of minority interest investment..............        --      1,100         --
     Deferred income taxes..................................    (9,865)      (661)    (2,084)
     Decrease goodwill due to release of valuation
       allowance............................................        --         --      1,467
     Other..................................................     1,153      4,621        705
     Changes in assets and liabilities, net of effects of
       acquisitions:
       Restricted cash......................................    (1,645)      (822)      (820)
       Accounts receivable..................................     6,664     (1,167)    (1,601)
       Other current and noncurrent assets..................     2,438     (1,494)      (808)
       Accounts payable and accrued liabilities.............   (11,741)     1,484        610
       Unearned income......................................    (2,046)      (196)      (414)
       Income tax payable...................................     1,827         --        184
       Other noncurrent liabilities.........................    (2,897)       (36)         9
                                                              --------   --------   --------
          Net cash provided by operating activities.........    22,732     13,933      6,849
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of REZ, Inc., net of cash acquired...............   (93,115)        --         --
  Purchase of software, property and equipment..............   (16,678)    (3,383)    (1,700)
  Purchase of marketable securities.........................        --    (54,536)   (33,832)
  Proceeds from maturity of marketable securities...........    35,294     34,893     27,416
  Cash paid for customer advance............................    (1,500)        --         --
  Purchase of Driving Revenue L.L.C. .......................        --         --     (5,998)
  Purchase of investments in unconsolidated companies.......    (2,000)      (100)    (1,500)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (77,999)   (23,126)   (15,614)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     1,301     89,347      4,717
  Proceeds from line of credit..............................    10,000         --         --
  Repayments of line of credit..............................   (10,000)        --         --
  Repayments of notes payable assumed from acquisition......   (18,021)        --         --
  Repayments of capital leases..............................       (53)      (540)    (1,117)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................   (16,773)    88,807      3,600
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (72,040)    79,614     (5,165)
Cash and cash equivalents, beginning year...................   104,616     25,002     30,167
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 32,576   $104,616   $ 25,002
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    449   $     28   $    145
                                                              ========   ========   ========
  Income taxes paid.........................................  $  1,167   $  1,117   $    256
                                                              ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
  Common stock issued for purchase of REZ, Inc. ............  $125,632   $     --   $     --
                                                              ========   ========   ========
  Note payable issued for purchase of REZ, Inc. ............  $ 20,000   $     --   $     --
                                                              ========   ========   ========
  Common stock issued for investment in unconsolidated
     company................................................  $  3,000   $     --   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     On May 2, 2000, the stockholders of Pegasus Systems, Inc. approved changing the Company's name to Pegasus Solutions, Inc. As a result of the April 3, 2000 acquisition of REZ, Inc., the new name is more descriptive of the combined entity and its services. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

     Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. Pegasus is organized into two business segments -- hospitality and technology. The consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

MANAGEMENT ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

RESTRICTED CASH

     Funds for travel agency commission checks that have not cleared the Company's processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. A liability equal to the restricted cash is recorded upon receipt of the funds from the bank and is included in accrued liabilities on the consolidated balance sheets.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Marketable securities consist of corporate debt and equity securities. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities that are bought with the intent and ability to hold until maturity are classified as held-to-maturity securities and are recorded at amortized cost. Debt securities that the Company does not have the intent or ability to hold until maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with changes in the unrealized gain or loss reported as a separate component of stockholders' equity, net of tax.

CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or

                            PEGASUS SOLUTIONS, INC.

Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the product. In the event unamortized software costs exceed the net realizable value of the software, the excess is written-off in the period the excess is determined. Additionally, capitalized software includes software purchased from third parties used in the operations of the Company.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the life of the lease. Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while betterments and major renewals are capitalized. Any gain or loss resulting from the retirement or sale of an asset is credited or charged to operations.

     The Company evaluates long-lived assets, including intangibles, to be held and used in the business, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

GOODWILL

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over 10 to 15 years. Unamortized goodwill at December 31, 2000 and 1999, was $149.8 million and $2.9 million, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and anticipated future undiscounted net cash flows of the related business. Amortization of goodwill was approximately $12,280,000, $416,000 and $218,000 in 2000, 1999 and 1998, respectively.

OTHER INVESTMENTS

     In June 1998, the Company purchased 250,000 shares of Series A Convertible Preferred Stock of Customer Analytics, Inc. for $500,000 representing approximately 7.1 percent interest. At December 31, 1999, the investment was accounted for based on the lower of cost or fair value. After a series of mergers, the Company's $500,000 investment is currently in Exchange Applications, Inc., a provider of customer relationship marketing solutions. Because Exchange Applications, Inc. is a public company traded on the Nasdaq National Market under the symbol EXAP, the investment was classified as an available-for-sale marketable security under the provisions of FAS 115 at December 31, 2000.

     In September 1998, the Company purchased 225,225 shares of Series B Convertible Preferred Stock of Intermezzo Systems, Inc. for $1.0 million representing approximately 10.6 percent interest. Intermezzo is a developer of enterprise software solutions for the hospitality industry. The Intermezzo board of directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. As a result, Pegasus wrote-off $1.1 million in 1999 representing the Company's entire investment in Intermezzo.

                            PEGASUS SOLUTIONS, INC.

     On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Global Enterprise Technology Solutions LLC ("GETS"), a provider of hotel property management systems. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20 percent interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of Phoenix-based GETS within the next 24 months for Pegasus common stock and cash. The Company's investment in GETS will be accounted for under the equity method.

     At December 31, 2000, the Company had advanced $1.5 million to a customer. The amount was included in short-term investments at December 31, 2000, and the entire amount plus accrued interest at nine percent was repaid during the first quarter of 2001.

REVENUES

     Pegasus primarily derives its revenues from transaction fees, commissions, membership fees, license fees and maintenance fees charged to participating hotels and travel agencies. The Company's revenues are predominantly transaction-based.

     Hotel Representation. Hotel representation revenues consist of reservation processing fees, membership fees and fees for various marketing services. Reservation processing fees are recognized when the guest stay occurs or transaction date depending on the contract terms. Membership fees are generally billed quarterly and recognized ratably over the service period. Marketing service revenues are recognized as the marketing services are provided.

     Central Reservation Systems. Central Reservation System revenues consist of transaction fees as well as license, maintenance and support fees related to the Company's RezView software. Transaction fees are recognized when the guest stay occurs or transaction date depending on the contract terms. License, maintenance and support fees are recognized ratably over the term of the customer contract.

     Property Systems. Property system revenues consist of maintenance and support fees related to the Company's GuestView software and are recognized ratably over the term of the customer contract.

     Pegasus Electronic Distribution. Pegasus derives revenues from its GDS distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled ("net reservations"). In addition, hotels pay fees for status messages sent to global distribution systems ("GDS") through the GDS distribution service. Status messages are electronic messages sent by hotels to GDS to update room rates, features and availability information in GDS databases. As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company's interim balance sheets reflect a liability for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The liability created during the early periods of the year is eliminated by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Additionally, Pegasus generally charges new participants in the GDS distribution service a one-time set-up fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. In 1999 and 1998, revenue for these one-time set-up fees was recognized ratably over the set-up period, which generally ranges from two to four months. In 2000, the Company recognized these one-time set-up fees over the life of the customer contract in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The application of SAB 101 to revenue recognition for one-time set-up fees had an immaterial effect on the Company's consolidated statement of operations. The Company also charges certain

                            PEGASUS SOLUTIONS, INC.

GDS a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

     Pegasus derives its TravelWeb.com revenues by charging participating hotels a combination of transaction fees or commissions. For reservations that originate on the TravelWeb.com Web site, Pegasus charges either a transaction fee for each net reservation made at participating properties or a commission based on the value of the guest stay.

     For reservations that originate on Web sites using the private-label reservation service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Private-label reservation customers also pay initial development fees and monthly subscription or maintenance fees. In 1999 and 1998, initial development fees were recognized ratably over the set-up period. In 2000, the Company recognized these initial development fees over the life of the customer contract in accordance with SAB
101. The application of SAB 101 to revenue recognition for initial development fees had an immaterial effect on the Company's consolidated statement of operations.

     Pegasus Commission Processing. Pegasus derives commission processing revenues by charging each participating travel agency a fee equal to a percentage of commissions paid to that agency through the commission processing service. The Company also generally charges participating hotels a fee based on the number of commissionable transactions processed. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. Pegasus recognizes revenues from its commission processing service in the month in which the hotel stay occurs. In the immediate following month, Pegasus collects commissions from the hotels by the 12th business day of such month and pays commissions to travel agencies by the 15th business day of such month. If a hotel fails to deliver funds to the Company, Pegasus is not obligated to deliver commission payments on behalf of the hotel to travel agencies. For the years ended December 31, 2000, 1999 and 1998, Pegasus Commission Processing revenues from hotels are presented net of commission payments to travel agencies of approximately $469 million, $352 million and $255 million, respectively.

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

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

                            PEGASUS SOLUTIONS, INC.

ADVERTISING COSTS

     Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2000, 1999 and 1998 was approximately $5,091,000, $982,000 and $1,105,000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to operations when incurred.

FOREIGN CURRENCY

     The Company has various foreign operations, primarily in North America, Europe, Latin America and Asia. The U.S. Dollar is the functional currency for the Company's foreign operations. Gains and losses from foreign currency transactions are recognized in the period in which they occur and are included in other income (expense).

FINANCIAL INSTRUMENTS

     The Company uses derivative financial instrument contracts to manage foreign exchange risks. Amounts receivable or payable under derivative financial instrument contracts, are reported on the consolidated balance sheet. As exchange rates fluctuate, gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in the statement of operations as other income (expense).

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheets at December 31, 2000 and 1999 approximate their respective fair values.

CONCENTRATIONS OF CREDIT AND MARKET RISK

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, receivables and forward contracts to purchase or sell foreign currencies.

     Cash. Cash balances exceeding the federally insured limits are maintained in financial institutions. However, management believes the institutions are of high credit quality.

     Accounts Receivable. Although the Company's largest hotel customers are well-established entities in the travel industry, most of the Company's representation customers are independent hotels, some of which are located outside the United States and may not be as financially viable as larger hotel companies. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its hotel representation customers.

     Foreign Currency Contracts. The counterparties to the Company's foreign exchange contracts are substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

     The Company is exposed to certain market risks, including the effects of movements in foreign currency exchange rates. The Company uses derivative financial instrument contracts to manage foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

                            PEGASUS SOLUTIONS, INC.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Pro forma disclosure of net income based on the provisions of FAS 123 is presented in Note 10. For financial reporting purposes, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The effect of stock options would not be included in the calculation of diluted net loss per share as the inclusion of stock options would be anti-dilutive. The Company has no other potentially dilutive securities.

COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2000 and 1999, the Company had marketable securities classified as available-for-sale. The change in the unrealized gain (loss) is included as a component of stockholders' equity and other comprehensive income, net of taxes. There were no items that qualified for treatment as components of other comprehensive income for 1998.

CHANGE IN ACCOUNTING POLICY

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition for one-time set-up fees had an immaterial effect on the Company's consolidated statement of operations for the years ended December 31, 1999 and 1998. The Company applied SAB 101 on a prospective basis for fiscal years beginning after December 31, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133," is effective for Pegasus' first quarter financial statements in fiscal 2001. Pegasus currently accounts for its hedging activities in accordance

                            PEGASUS SOLUTIONS, INC.

with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The adoption of FAS 133 will not have a material impact on our consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for
(a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 will not have a significant impact on the Company's financial statements.

2. ACQUISITIONS

  DRIVING REVENUE L.L.C.

     In August 1998, the Company acquired all of the equity interest in Driving Revenue L.L.C. for approximately $6.0 million plus estimated expenses of less than $100,000. The acquisition was recorded under the purchase method of accounting. Accordingly, Driving Revenue's results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The approximate fair value of assets acquired and liabilities assumed at the date of acquisition, after giving effect to the write-off of certain purchased research and development, is summarized as follows (in thousands):

Current assets..............................................  $  176
Software....................................................  $  344
Property and equipment......................................  $   42
Goodwill....................................................  $4,296
Current liabilities.........................................  $  338

     Approximately $1,480,000, based on a valuation performed by a third party, was allocated to in-process research and development ("IPR&D") projects that at the time of the acquisition had not reached technological feasibility and had no probable alternative future use. Factors considered in determining the amount of the purchase price allocated to IPR&D include the estimated stage of development for each project at the acquisition date, the projected cash flows from the expected revenues to be generated from each project and discounting the net cash flows. Such amount of IPR&D was charged to expense at the date of acquisition. The balance of the purchase price, approximately $4,296,000, was recorded as goodwill and is being amortized on a straight-line basis over a ten year period ending August 2008.

     Subsequent to the acquisition, Business Intelligence, the Company's business unit that includes Driving Revenue's operations, had significant net operating losses. As a result, management decided not to seek new Business Intelligence customers and only to service existing contracts. The Company determined that the net book values of goodwill and certain other assets were impaired, and recorded asset impairment costs of $2.0 million in the fourth quarter of 2000 (see Note 19).

  REZ, INC.

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. REZ now operates as a wholly owned subsidiary of Pegasus. The acquisition was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's audited consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

     The $245.3 million purchase price includes approximately $11.0 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased IPR&D, is summarized below (in thousands):

Estimated fair value of REZ net tangible assets purchased...  $    996
Deferred tax liability associated with the intangibles
  acquired..................................................   (42,179)
Customer relationships......................................    59,600
Software....................................................    33,300
Workforce in-place..........................................    20,200
Non-compete agreement.......................................     3,700
Goodwill....................................................   161,708

The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. The intangible assets and goodwill have estimated useful lives and estimated annual amortization as follows (in thousands):

                                                                               CALCULATED
                                                                 ESTIMATED       ANNUAL
                                                      AMOUNT    USEFUL LIFE   AMORTIZATION
                                                     --------   -----------   ------------
Customer relationships.............................  $ 59,600     3 years       $19,733
Software...........................................    33,300     3 years        11,048
Workforce in-place.................................    20,200     3 years         6,815
Non-compete agreement..............................     3,700     5 years           737
Goodwill...........................................   161,708    10 years        16,191

     The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not yet been established. These projects totaled $8.0 million and include a customer reporting system and Corporate Direct, a program for discounted corporate room rates on the Internet. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

     The following unaudited pro forma summary combines the consolidated results of operations of Pegasus and REZ for the year ended December 31, 2000 and 1999 as if the acquisition had occurred at the beginning of 2000 and 1999 after giving effect to certain pro forma adjustments. The pro forma adjustments include:

     - amortization of excess purchase price allocated to other intangibles

     - amortization of goodwill

     - elimination of REZ's amortization expense related to existing intangible assets

     - financing costs including increased interest expense on note payable and line of credit borrowings and decreased interest income

     - elimination of intercompany amounts

     - elimination of IPR&D due to its nonrecurring nature

     - related income tax effects

                            PEGASUS SOLUTIONS, INC.

     This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it indicative of the results of operations which may occur in the future.

                                                                   UNAUDITED
                                                              -------------------
                                                                2000       1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      --------   --------
Net revenues................................................  $196,200   $184,024
Net loss....................................................  $(26,349)  $(37,105)
Net loss per share..........................................  $  (1.13)  $  (1.64)

     In 2000, the Company incurred a $419,000 restructuring charge related to consolidation of certain REZ reservation centers in Europe and Latin America.

     Pegasus operates Golden Tulip under a brand license agreement with NH Hotels of Madrid ("NH"). Pursuant to the agreement, the Company is required to have at least 500 participating hotels by the end of 2001. Pegasus does not expect to meet that requirement. While the Company continues to discuss alternatives with NH, it expects to return the licenses and the brand business back to NH at the end of 2001.

3. ACCOUNTS RECEIVABLE

     The Company collects travel agents' commissions from hotel chains and, after retaining a portion of these commissions as a fee, remits the net commissions to the travel agents. At December 31, 2000 and 1999, trade accounts receivable were stated net of commissions of approximately $32.8 million and $29.2 million, respectively.

4. MARKETABLE SECURITIES

     Marketable securities held by the Company at December 31, 2000 and 1999 are classified as available-for-sale and consist of short-term corporate debt and equity securities. The cost and fair value of marketable securities at December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000     1999
                                                              -----   -------
Cost........................................................  $ 500   $35,320
Gross unrealized holding losses.............................   (437)      (37)
                                                              -----   -------
Fair value..................................................  $  63   $35,283
                                                              =====   =======

Realized gains and losses are determined on a specific identification basis. There were no realized gains or losses from investment transactions in 2000, 1999 or 1998.

                            PEGASUS SOLUTIONS, INC.

5. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Software....................................................  $ 65,941   $ 10,921
Computer equipment..........................................    20,974      6,086
Furniture and equipment.....................................     2,868      1,032
Office equipment............................................     4,925      1,796
Leasehold improvements......................................     2,331        204
                                                              --------   --------
                                                                97,039     20,039
Less: accumulated depreciation..............................   (32,605)   (15,183)
                                                              --------   --------
Property and equipment, net.................................  $ 64,434   $  4,856
                                                              ========   ========

Depreciation expense for property and equipment was $18.6 million, $2.0 million and $1.8 million for 2000, 1999 and 1998, respectively.

6. CAPITAL LEASES

     Assets recorded under capital leases, primarily consisting of computer equipment, are recorded at the lower of the present value of future minimum lease payments or the fair value of the asset. Total assets recorded under capital leases in 2000 and 1999 were approximately $626,000 and $470,000, respectively, net of accumulated amortization of $612,000 and $470,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

     Future minimum lease payments total $141,000 and are all due in 2001. Interest rates on capital leases range from approximately 7 percent to 23 percent. Interest expense on capital leases for the years ended December 31, 2000, 1999 and 1998 was approximately $103,000, $17,000 and $144,000, respectively.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2000. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities primarily trade receivables and payables.

                            PEGASUS SOLUTIONS, INC.

     A summary of forward exchange contracts in place at December 31, 2000 follows (in thousands):

                                                               SELL     PURCHASE
                                                              -------   --------
Australian Dollar...........................................  $   233    $   --
Canadian Dollar.............................................      623        --
Swiss Franc.................................................      502       270
Danish Krone................................................      145       113
Euro........................................................    7,734        --
British Pound...............................................    1,684     1,993
Greek Drachma...............................................       --        83
Hong Kong Dollar............................................       63        --
Japanese Yen................................................      842        --
Korean Won..................................................      123        --
Norwegian Krona.............................................      489        --
New Zealand Dollar..........................................       58        56
Swedish Krona...............................................      939        --
Singapore Dollar............................................       --       253
Thai Baht...................................................      129        --
South African Rand..........................................       64        --
                                                              -------    ------
          Total.............................................  $13,628    $2,768
                                                              =======    ======

     A $338,000 contract to sell Japanese Yen has a contract maturity of March 2001. All other contracts mature in January 2001. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2000.

8. DEBT

     As part of the consideration paid for REZ, the Company has a $20 million note payable to Reed Elsevier plc, the majority REZ shareholder. The note bears an eight percent interest rate and is payable on April 3, 2002. The note was issued in lieu of cash consideration otherwise receivable by Reed Elsevier.

     The Company entered into a credit agreement in April 2000. Under the terms of the agreement, the Company has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at December 31, 2000.

9. STOCKHOLDERS' EQUITY

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

     In September 1998, the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A preferred stock for each share of the Company's common stock held at a price of $90.00. The number of rights associated with shares of common stock has been proportionally adjusted for the stock split effected in January 2000. The rights will be

                            PEGASUS SOLUTIONS, INC.

exercisable only if a person or group of affiliated or associated persons acquires, or has announced the intent to acquire, 20 percent or more of the Company's common stock.

     In May 1999, Pegasus completed a secondary public offering of common stock. The effective date of the registration statement on Form S-3 was May 6, 1999. Pegasus sold 3,450,000 shares of common stock at a price of $25.92 per share. After deducting the underwriters' discounts and offering expenses, net proceeds to Pegasus were approximately $84.4 million.

     On December 8, 1999, the board of directors approved a three-for-two stock split to be effected in the form of a stock dividend on January 7, 2000 to stockholders of record on December 20, 1999. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been retroactively adjusted for the three-for-two stock split. In connection with the stock split, $68,383 was reclassified to common stock from additional paid-in capital in the December 31, 1999 balance sheet.

     On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of December 31, 2000, no shares were repurchased by the Company.

10. STOCK-BASED COMPENSATION

     In accordance with the Company's 1996 stock option plan ("1996 Plan"), amended and approved in March 1997, options to purchase 1.3 million shares of the Company's common stock may be granted to Company employees. In accordance with the Company's 1997 stock option plan ("1997 Plan"), approved in March 1997, options to purchase shares of the Company's common stock may be granted to Company employees, non-employee directors and contractors. The 1997 Plan was amended in May 2000 to provide that the number of shares reserved for issuance would equal 15 percent of the number of shares outstanding as of the last business day in April each year, less the number of shares reserved under all Company stock option plans as of that date. The number of shares reserved for issuance under both the 1996 and 1997 Plans (collectively, "Plans") as of December 31, 2000 was approximately 3.9 million.

     Options granted under the Plans may be in the form of incentive stock options or nonqualified stock options. The compensation committee of the board of directors ("Committee") administers the Plans and determines grant prices. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee directors and contractors vest and expire as determined by the Committee. Options granted under the 1996 Plan before September 15, 1999 expire in December 2005. Options granted to Company employees under the 1997 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after September 15, 1999 under the Plans expire ten years from the date of grant. The Company's authorized but unissued or reacquired common stock is used for issuance of shares as stock options are exercised.

     In accordance with APB 25, the Company recorded unearned compensation of approximately $250,000 and $241,000 in 1999 and 1998, respectively, related to stock option grants. No unearned compensation was recorded in 2000. Unearned compensation is being recognized ratably over the vesting period for the stock option grants. Compensation expense of approximately $279,000, $323,000 and $269,000 was charged to operations in 2000, 1999 and 1998, respectively.

     As discussed in Note 1, the Company has adopted the disclosure-only provision of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of

                            PEGASUS SOLUTIONS, INC.

FAS 123, the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             2000      1999     1998
                                                           --------   ------   ------
Net income (loss) -- as reported.........................  $(26,582)  $8,666   $5,396
Net income (loss) -- pro forma...........................  $(30,267)  $7,572   $4,860
Net income (loss) per share -- as reported:
  Basic..................................................  $  (1.14)  $ 0.47   $ 0.34
  Diluted................................................  $  (1.14)  $ 0.44   $ 0.32
Net income (loss) per share -- pro forma:
  Basic..................................................  $  (1.29)  $ 0.41   $ 0.31
  Diluted................................................  $  (1.29)  $ 0.38   $ 0.29

The pro forma disclosures provided are not likely to be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock option plans.

     The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $10.88, $14.55 and $4.54 in 2000, 1999 and 1998, respectively. The weighted average fair value for options with exercise prices below the market price of stock at the grant date was $13.72 in 1999 and $8.99 in 1998. There were no options granted in 2000 with exercise prices below the market price of stock at the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Dividend yield.....................................         --           --           --
Expected volatility................................       83.0%        72.0%        72.8%
Risk-free rate of return...........................        6.4%         5.7%         4.6%
Expected life......................................  4.0 years    4.0 years    4.0 years

     The following table summarizes activity under the Company's stock option plans during the years ended December 31 (in thousands, except per share amounts):

                                                                   WEIGHTED AVERAGE EXERCISE
                                     NUMBER OF COMPANY OPTIONS          PRICE PER SHARE
                                     --------------------------    --------------------------
                                      2000      1999      1998      2000      1999      1998
                                     ------    ------    ------    -------   -------   ------
Options outstanding at beginning of
  year.............................  1,859     2,001     1,623     $10.71    $ 4.91    $3.83
Granted............................  1,586       525       596      16.89     24.93     8.29
Exercised..........................    110       544       100       4.26      4.02     3.73
Canceled...........................    266       123       118      17.69      6.64     8.13
                                     -----     -----     -----     ------    ------    -----
Options outstanding at end of
  year.............................  3,069     1,859     2,001     $13.53    $10.71    $4.91
                                     =====     =====     =====     ======    ======    =====
Options exercisable at end of
  year.............................  1,073       707       736     $ 6.99    $ 3.63    $2.95
                                     =====     =====     =====     ======    ======    =====

                            PEGASUS SOLUTIONS, INC.

     The following table summarizes information for stock options outstanding at December 31, 2000 (in thousands, except per share amounts):

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ---------------------------------------------   --------------------------
                                     WEIGHTED AVERAGE      WEIGHTED                     WEIGHTED
                         NUMBER OF      REMAINING          AVERAGE       NUMBER OF      AVERAGE
EXERCISE PRICES           OPTIONS    CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------          ---------   ----------------   --------------   ---------   --------------
$1.34..................      464        5.0 years           $ 1.34           464         $ 1.34
$2.07..................      119        5.0 years             2.07           119           2.07
$6.33-$8.93............      497        7.0 years             7.05           180           6.96
$9.69-$14.17...........      269        6.5 years            10.96           149          10.59
$14.66-$20.33..........    1,203        9.2 years            17.79            26          16.88
$22.45-$29.02..........      517        6.8 years            24.76           135          24.93
                           -----        ---------           ------         -----         ------
                           3,069        7.4 years           $13.53         1,073         $ 6.99
                           =====        =========           ======         =====         ======

     The pro forma disclosures for 2000 and 1999 include approximately $366,000 and $108,000, respectively, of compensation expense related to the Company's Employee Stock Purchase Plan. There was no compensation expense related to the Company's Employee Stock Purchase Plan included in the pro forma disclosures for 1998. The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                2000        1999
                                                              --------    --------
Dividend yield..............................................        --          --
Expected volatility.........................................      83.0%       72.0%
Risk-free rate of return....................................       6.3%        4.5%
Expected life...............................................  1.0 year    1.0 year

11. INCOME TAXES

     Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions (in thousands):

                                                            2000      1999      1998
                                                          --------   -------   ------
Domestic................................................  $(34,325)  $13,260   $5,496
Foreign.................................................     1,825        93       98
                                                          --------   -------   ------
                                                          $(32,500)  $13,353   $5,594
                                                          ========   =======   ======

                            PEGASUS SOLUTIONS, INC.

     Deferred taxes consisted of the following at December 31 (in thousands):

                                                                2000       1999
                                                              --------    ------
Deferred tax assets:
  Net operating loss carryforward...........................  $  7,506    $1,721
  Bad debt reserves.........................................     3,006        25
  Income tax credits........................................       800       192
  Various expense accruals..................................     1,045        81
  Capital loss carryforward.................................       385       374
  Stock option compensation expense.........................       213       128
  Depreciation and amortization.............................        --       845
  Other.....................................................     1,298        80
                                                              --------    ------
          Gross deferred tax assets.........................    14,253     3,446
          Valuation allowance...............................       (50)       --
                                                              --------    ------
          Gross deferred tax assets, net of valuation
            allowance.......................................    14,203     3,446
                                                              --------    ------
Deferred tax liabilities:
  Acquired intangible assets................................   (34,309)       --
  Depreciation and amortization.............................      (933)       --
                                                              --------    ------
          Gross deferred tax liabilities....................   (35,242)       --
                                                              --------    ------
Net deferred tax assets (liabilities).......................  $(21,039)   $3,446
                                                              ========    ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2000, management believes it is more likely than not that the net deferred tax assets will be realized; therefore, except as noted below, no valuation allowance is necessary. The valuation allowance at December 31, 2000 is related to various deferred tax assets established with the acquisition of REZ.

     At December 31, 2000 and 1999, the Company had federal net operating loss carryforwards of approximately $18,343,000 and $5,062,000, respectively. The net operating loss carryforwards that existed at December 31, 2000 will begin to expire in 2010. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future.

     In 1997, the net deferred tax asset was fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In the fourth quarter of 1998, the Company released a significant portion of the valuation allowance as management believed it was more likely than not that the net deferred tax asset would be realized. The valuation allowance remaining at December 31, 1998 related to state net operating loss carryforwards. This valuation allowance was removed in 1999 because the related state net operating loss carryforward expired. A portion of the 1997 deferred tax asset was related to the net operating loss carryforwards of The Hotel Clearing Corporation ("HCC") that existed at the time HCC was acquired by the Company in 1995. Accordingly, approximately $1,467,000 of the valuation allowance released in 1998 eliminated the remaining goodwill related to the purchase of HCC.

     The Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not intend to repatriate such

                            PEGASUS SOLUTIONS, INC.

earnings. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and United States residual tax.

     In 1999, the Company determined that amortization expense related to the Driving Revenue acquisition would be deductible for tax purposes. As a result, the Company established a deferred tax asset in the amount of approximately $932,000 and reduced goodwill accordingly.

     The components of the income tax provision for the years ended December 31 were as follows (in thousands):

                                                              2000      1999    1998
                                                             -------   ------   -----
Current provision:
  Federal..................................................  $ 3,185   $4,792   $ 381
  State....................................................       90      519     463
  Foreign..................................................      672       37      38
                                                             -------   ------   -----
                                                               3,947    5,348     882
                                                             -------   ------   -----
Deferred benefit:
  Federal..................................................   (8,249)    (579)   (641)
  State....................................................   (1,616)     (82)    (43)
                                                             -------   ------   -----
                                                              (9,865)    (661)   (684)
                                                             -------   ------   -----
Provision (benefit) for income taxes.......................  $(5,918)  $4,687   $ 198
                                                             =======   ======   =====

     A reconciliation of taxes based on the federal statutory rate of 35.0% or 34.0% and the provision (benefit) for income taxes is summarized as follows for the years ended December 31:

                                                             2000      1999     1998
                                                             -----     ----     -----
Expected income tax provision (benefit)....................  (35.0)%   34.0%     34.0%
Non-deductible amortization of goodwill....................   12.9%      --        --
Write-off of purchased in-process research and
  development..............................................    8.6%      --       9.0%
Other permanent differences................................   (1.6)%   (2.0)%     1.9%
Valuation allowance........................................     --       --     (46.7)%
State income taxes.........................................   (3.1)%    2.2%      5.0%
Other, net.................................................     --      0.9%      0.3%
                                                             -----     ----     -----
Provision (benefit) for income taxes.......................  (18.2)%   35.1%      3.5%
                                                             =====     ====     =====

12. COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office space and certain office equipment under non-cancelable operating leases. The Company incurred rent expense of approximately $6,745,000, $1,039,000 and $731,000 in 2000, 1999 and 1998,
respectively.

                            PEGASUS SOLUTIONS, INC.

     Approximate future minimum lease payments at December 31, 2000, under non-cancelable operating leases with original terms exceeding one year, were as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2001........................................................  $ 9,652
2002........................................................    7,778
2003........................................................    2,855
2004........................................................    2,210
2005........................................................    1,357
Thereafter..................................................    4,492
                                                              -------
                                                              $28,344
                                                              =======

Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2000.

13. EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) defined contribution retirement plan ("401(k) Plan") covering full-time employees who have attained the age of twenty-one. The 401(k) Plan allows eligible employees to defer receipt of up to 17 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately.

     The Company makes discretionary matching contributions for employees' annual contributions of up to five percent of employees' compensation. The Company's matching contributions vest one-third a year for three years. After three years of employment, an employee is fully vested in all matching contributions. During 2000, 1999 and 1998, the Company contributed approximately $1,050,000, $363,000 and $292,000, respectively, to the 401(k) Plan.

     Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Employee Retirement Plan ("SERP"). The SERP was effective January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on final average compensation.

                            PEGASUS SOLUTIONS, INC.

     The following tables provide a summary of the changes in the SERP's benefit obligation and fair value of assets for the year ended December 31, 2000 and a statement of funded status as of December 31, 2000 (in thousands):

                                                               2000
                                                              -------
Benefit obligation at beginning of year.....................  $    --
Service cost................................................      244
Interest cost...............................................      150
Plan participants' contributions............................       --
Amendments..................................................    1,880
Actuarial loss..............................................      240
Benefits paid...............................................       --
                                                              -------
Benefit obligation at end of year...........................  $ 2,514
                                                              =======

Fair value of plan assets at beginning of year..............  $    --
Actual return on plan assets................................       --
Employer contribution.......................................       --
Plan participants' contributions............................       --
Benefits paid...............................................       --
                                                              -------
Fair value of plan assets at end of year....................  $    --
                                                              =======

Funded status...............................................  $(2,514)
Unrecognized actuarial loss.................................      240
Unrecognized prior service cost.............................    1,738
                                                              -------
Net amount recognized.......................................  $  (536)
                                                              =======

     The weighted average assumptions used in the measurement of the Company's benefit obligation as of December 31, 2000 are as follows:

                                                              2000
                                                              ----
Discount rate...............................................  7.5%
Expected return on plan assets..............................  N/A
Rate of compensation increase...............................  5.0%

     The following table provides the components of net periodic benefit costs, based on a discount rate of eight percent, for the year ended December 31, 2000 (in thousands):

                                                              2000
                                                              ----
Service cost................................................  $244
Interest cost...............................................   151
Expected return on plan assets..............................    --
Amortization of prior service cost..........................   141
Recognized net actuarial loss...............................    --
                                                              ----
Net periodic benefit cost...................................  $536
                                                              ====

14. STOCK PURCHASE PLAN

     In May 1998, the Company's stockholders approved the Pegasus Solutions, Inc. 1997 Employee Stock Purchase Plan ("Stock Plan"). The Company has reserved 750,000 shares of its common stock for purchase

                            PEGASUS SOLUTIONS, INC.

by employees pursuant to the terms of the Stock Plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10 percent of their regular salary or wages withheld for the purpose of purchasing the Company's common stock. Under the Stock Plan, an eligible participating employee will be granted an option at the beginning of each plan year (the "Offering Commencement Date") to purchase at the end of the plan year (the "Offering Termination Date") shares of common stock using the amounts that have accumulated from the employee's payroll deductions made during the plan year at a price that is 85 percent of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower.

15. RELATED PARTIES

     Pegasus incurred rent expense of $630,000 in 2000 for an office lease owned by Reed Elsevier Inc. The Company has a $20 million note payable to an affiliate of Reed Elsevier Inc.

     Persons related to an officer of the Company have provided printing, interior design and procurement services to the Company. During 2000, 1999 and 1998, the Company paid approximately $7,000, $34,000 and $3,000, respectively, related to these services, the majority of which related to capitalized furniture purchases.

16. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share for the years ended December 31, 2000, 1999 and 1998 has been computed in accordance with FAS 128 using the weighted average number of common shares outstanding after giving retroactive effect to stock splits.

     Diluted net income (loss) per share for the years ended December 31, 2000, 1999 and 1998 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options and warrants with strike prices below the average fair market value of the Company's common stock for the years ended December 31, 1999 and 1998 were included in the diluted earnings per share ("EPS") calculations for the respective periods. Due to the Company's net loss position for the year ended December 31, 2000, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were 3.1 million in 2000.

     The following table sets forth the basic and diluted net income (loss) per share computation for the years ended December 31 (in thousands, except per share amounts):

                                                           2000      1999      1998
                                                         --------   -------   -------
Net income (loss)......................................  $(26,582)  $ 8,666   $ 5,396
                                                         ========   =======   =======
Basic:
  Weighted average number of shares outstanding........    23,380    18,576    15,691
                                                         --------   -------   -------
  Net income (loss) per share..........................  $  (1.14)  $  0.47   $  0.34
                                                         ========   =======   =======
Diluted:
  Weighted average number of shares outstanding........    23,380    18,576    15,691
  Additional weighted average shares from assumed
     exercise of dilutive stock options and warrants,
     net of shares to be repurchased with exercise
     proceeds..........................................        --     1,113     1,104
                                                         --------   -------   -------
  Weighted average number of shares outstanding used in
     the diluted net income (loss) per share
     calculation.......................................    23,380    19,689    16,795
                                                         --------   -------   -------
  Net income (loss) per share..........................  $  (1.14)  $  0.44   $  0.32
                                                         ========   =======   =======

                            PEGASUS SOLUTIONS, INC.

17. SEGMENT INFORMATION

     Based on the criteria set forth under FAS 131, the Company was organized into three reportable segments prior to the REZ acquisition -- electronic distribution, commission processing and business intelligence. As a result of the REZ acquisition, the Company is now organized into two reportable segments
 --  hospitality and technology.

     - The hospitality segment provides representation, commission processing and other financial services to the hotel industry worldwide. The hospitality segment also includes our TravelWeb.com Web site.

     - The technology segment provides central reservation systems, GDS connectivity, alternative distribution and data warehousing services to the global hotel industry.

     The Company is organized primarily on the basis of services provided. The accounting policies of the segments are the same as those described in the Note
1. Prior years' segment information has been reclassified to conform with current year presentation. Segment data includes a charge allocating all corporate costs to the operating segments. The Company evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA"). Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used by analysts, investors and others as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

     The following table presents information about reported segments for the years ending December 31:

                                                                       RECONCILING
                                            HOSPITALITY   TECHNOLOGY      ITEMS       TOTAL
                                            -----------   ----------   -----------   --------
2000
Net revenues..............................   $103,332      $58,202        $  --      $161,534
EBITDA....................................     21,780        3,442         (101)       25,121
1999
Net revenues..............................     20,016       18,020           --        38,036
EBITDA....................................      7,747        4,359          (16)       12,090
1998
Net revenues..............................     17,041       12,023           --        29,064
EBITDA....................................      5,283        2,125           --         7,408

Reconciling items for 2000 and 1999 include acquisition costs that did not meet the criteria for capitalization and certain bank charges.

                            PEGASUS SOLUTIONS, INC.

     A reconciliation of total segment EBITDA to total consolidated income
(loss) before income taxes for the years ended December 31 is as follows:

                                                           2000      1999      1998
                                                         --------   -------   -------
Total EBITDA for reportable segments...................  $ 25,121   $12,090   $ 7,408
Write-off of purchased in-process research and
  development..........................................    (8,000)       --    (1,480)
Depreciation and amortization..........................   (51,549)   (2,438)   (2,690)
Interest income........................................     3,464     4,828     2,503
Interest expense.......................................    (1,687)      (27)     (147)
Other..................................................       151    (1,100)       --
                                                         --------   -------   -------
Consolidated income (loss) before income taxes.........  $(32,500)  $13,353   $ 5,594
                                                         ========   =======   =======

     The Company does not utilize or measure revenues by geographic location to evaluate its business segments. A significant portion of the Company's revenues for the year ended December 31, 2000 was derived from customers based outside the United States, particularly in Europe. Prior to the REZ acquisition, the Company's business was conducted principally in the United States. Because of reporting procedures in place at REZ, it was impracticable to provide revenues by geographic location for the year ended December 31, 2000. The Company intends to provide revenue by geographic location for the year ended December 31, 2001.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations for 2000 and 1999 after giving retroactive effect to a three-for-two stock split (in thousands, except per share amounts):

                                                                   QUARTERS ENDED
                                                  ------------------------------------------------
                                                  MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------   --------   ------------   -----------
2000
Revenues........................................  $10,661    $ 52,364     $52,418       $ 46,092
Income (loss) before provision for income
  taxes.........................................  $ 4,111    $(14,964)    $(5,914)      $(15,733)
Net income (loss)...............................  $ 3,021    $(13,150)    $(5,052)      $(11,401)
Basic net income (loss) per share...............  $  0.15    $  (0.54)    $ (0.21)      $  (0.46)
Diluted net income (loss) per share.............  $  0.14    $  (0.54)    $ (0.21)      $  (0.46)
Basic weighted average shares outstanding.......   20,356      24,157      24,395         24,588
Diluted weighted average shares outstanding.....   21,048      24,157      24,395         24,588
1999
Revenues........................................  $ 8,372    $  9,189     $10,075       $ 10,400
Income before provision for income taxes........  $ 2,432    $  2,029     $ 4,136       $  4,756
Net income......................................  $ 1,501    $  1,253     $ 2,730       $  3,182
Basic net income per share......................  $  0.09    $   0.07     $  0.14       $   0.16
Diluted net income per share....................  $  0.09    $   0.06     $  0.13       $   0.15
Basic weighted average shares outstanding.......   15,862      18,115      20,049         20,214
Diluted weighted average shares outstanding.....   17,304      19,363      20,916         21,120

In accordance with FAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                            PEGASUS SOLUTIONS, INC.

19. SUBSEQUENT EVENTS

     In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brands to IndeCorp Corporation for an estimated $12 million. As a result of this transaction, Pegasus will recognize a gain of $3 million, net of tax, in the first quarter of 2001.

     In January 2001, Pegasus reorganized its corporate structure, realigning into two distinct companies. Under the new organization, the Company's two operating segments will remain technology and hospitality, but their components will be different. The technology company includes Commission Processing, TravelWeb.com, Electronic Distribution, Central Reservation Systems and Services, Property Systems and Services and Business Intelligence and will operate under Pegasus Solutions, Inc. Utell, the hospitality company, includes the Utell and Golden Tulip hotel representation services and the Paytell pre-payment service and will operate as a wholly owned subsidiary of the Company. The Company's segment reporting will be changed to reflect the reorganization in the first quarter of 2001.

     At December 31, 2000, the Company was in negotiations to sell Business Intelligence. In March 2001, these negotiations were terminated, and the Company notified employees and customers that it would not be renewing contracts and would be winding down its Business Intelligence operations. As a result, an additional $1.0 million of asset impairment costs was recorded in the Company's statement of operations for the year ended December 31, 2000. In addition, the Company expects to incur related severance costs of approximately $300,000 in the first quarter of 2001.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears in our definitive proxy statement for our 2001 annual meeting of stockholders under the captions "Nominees for Directors," "Directors Continuing in Office" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears in our definitive proxy statement for our 2001 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in our definitive proxy statement for our 2001 annual meeting of stockholders under the caption "Directors' and Officers' Ownership of Our Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in our definitive proxy statement for our 2001 annual meeting of stockholders under the caption "Certain Transactions," which information is incorporated herein by reference.

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

     2. The following documents are filed or incorporated by reference as exhibits to this annual report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Contribution and Restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of
                            the stockholders of the Company
           2.2           -- Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus
                            Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell
                            International Group, LTD. (incorporated by reference from
                            Appendix A of the Company's Registration Statement (File
                            No. 333-92683) on Form S-4 filed on December 14, 1999)
           3.1           -- Fourth Amended and Restated Certificate of Incorporation
                            (incorporated by reference from Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on May 15,
                            2000)
           3.2           -- Second Amended and Restated Bylaws
           3.3           -- Form of Certification of Designation, Preferences and
                            Rights of Series A Preferred Stock of Pegasus Systems,
                            Inc. (incorporated by reference from Exhibit 2 of the
                            Company's Form 8-A filed with the Commission on October
                            9, 1998)
           4.1           -- Specimen of Common Stock certificate
           4.2           -- Fourth Amended and Restated Certificate of Incorporation
                            (See Exhibit 3.1) Second Amended Restated Bylaws (see
                            Exhibit 3.2)
           4.3           -- Rights Agreement dated June 25, 1996 by and among the
                            Company and certain holders of capital stock of the
                            Company named therein
           4.4           -- Common Stock Purchase Warrant issued to Holiday
                            Hospitality Corporation
           4.5           -- Rights Agreement dated as of September 28, 1998 by and
                            between the Company and American Securities Transfer &
                            Trust, Inc. (incorporated by reference from Exhibit 4 of
                            the Company's Current Report on Form 8-K filed with the
                            Commission on October 9, 1998)
           4.6           -- Form of Rights Certificate (incorporated by reference
                            from Exhibit 3 of the Company's Form 8-A filed with
                            Commission on October 9, 1998)
         *10.1           -- Employment Agreement dated January 1, 2000 between the
                            Company and John F. Davis, III
         *10.2           -- Employment Agreement dated January 1, 2000 between the
                            Company and Joseph W. Nicholson
         *10.3           -- Employment Agreement dated January 1, 2000 between the
                            Company and Jerome L. Galant
         *10.5           -- 1996 Stock Option Plan, as amended

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.6           -- 1997 Stock Option Plan, as amended (incorporated by
                            reference from the Company's definitive proxy statement
                            filed with the Commission on March 17, 2000.)
          10.7           -- Citibank Global Payments Service Agreement dated July 24,
                            1998 between The Hotel Clearing Corporation and Citibank,
                            N.A. (incorporated by reference to Exhibit 10.1 of the
                            Company's 10-Q for the quarter ended October 31, 1998,
                            filed with the Commission on November 16, 1998)
          10.8           -- Facilities Management Agreement dated January 1, 1996
                            between the Company and Anasazi, Inc., currently know as
                            REZsolutions, Inc.
          10.9           -- Service Agreement dated December 13, 1996 between the
                            Company and Comdisco, Inc.
          10.10          -- Service Agreement dated January 17, 1997 between the
                            Company and Genuity, Inc.
         *10.11          -- 1997 Employee Stock Purchase Plan, as amended
          10.12          -- Office Lease dated October 1, 1995, First Amendment to
                            Office Lease dated February 25, 1998, Second Amendment to
                            Office Lease dated November 2, 1998 and Third Amendment
                            to Office Lease dated November 8, 1999 between the
                            Company and the Utah State Retirement Investment Fund
                            relating to property located at 3811 Turtle Creek Blvd.,
                            Suite 1100, Dallas, Texas 75219 (incorporated by
                            reference to the Company's Form S-4 filed with the
                            Commission on December 14, 1999)
         +10.13          -- Office Lease dated, July 26, 1996, First Amendment to
                            Office Lease dated August 22, 1997 and Second Amendment
                            to Office Lease dated October 24, 2000 between the
                            Company and Pivotal Simon Office XVI, L.L.C. relating to
                            property located at 7500 N. Dreamy Draw., Suite 120,
                            Phoenix, Arizona 85020
          10.14          -- Credit Agreement dated April 17, 2000, among the Company,
                            Chase Bank of Texas, N.A., Compass Bank and Wells Fargo
                            (incorporated by reference from Exhibit 10.14 of the
                            Company's Form 10-Q filed with the Commission on May 15,
                            2000)
          10.15          -- Form of Security Agreement dated April 17, 2000, among
                            the Company, Chase Bank of Texas, N.A. and certain
                            guarantors (incorporated by reference from Exhibit 10.15
                            of the Company's Form 10-Q filed with the Commission on
                            May 15, 2000)
          10.16          -- Purchase Agreement dated October 31, 2000, among the
                            Company, Global Enterprise Technology Solutions, LLC,
                            Enterprise Hospitality Solutions, Inc., The Rivadalla
                            Family Trust and Christian Rivadalla (incorporated by
                            reference from Exhibit 10.16 of the Company's Form 10-Q
                            filed with Commission on November 14, 2000)
          10.17          -- Software Development and License Agreement dated October
                            31, 2000, among the Company and Global Enterprise
                            Technology Solutions, LLC, including Form of Escrow
                            Agreement (incorporated by reference from Exhibit 10.17
                            of the Company's Form 10-Q filed with Commission on
                            November 14, 2000)
         +10.18          -- Office Lease dated January 31, 1997, First Amendment to
                            Office Lease dated August 7, 1997, Second Amendment to
                            Office Lease dated November 1, 1997 and Third Amendment
                            to Office Lease dated November 2, 1999 between the
                            Company and EastGroup Properties relating to property
                            located at 11048 N. 23rd Avenue, Phoenix, Arizona 85029

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.19          -- Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the
                            Company and Bridger Properties Limited relating to
                            property located at 2 Kew Bridge Road, Brentford
                            Middlesex
        +*10.20          -- Employment agreement dated January 1, 2001 between the
                            Company and Ric L. Floyd
        +*10.21          -- Employment agreement dated January 17, 2001 between the
                            Company and Mark C. Wells
        +*10.22          -- Supplemental Employee Retirement Plan
         +21.1           -- Subsidiaries of the Company
         +23.1           -- Consent of PricewaterhouseCoopers LLP
         +24.1           -- Power of Attorney (included on signature page)

---------------

Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K that were filed during the quarter ended December 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 22nd day of March, 2001.

                                            PEGASUS SOLUTIONS, INC.

                                            By:   /s/ JOHN F. DAVIS, III
                                              ----------------------------------
                                                      John F. Davis, III
                                                   Chief Executive Officer
                                                         and Chairman

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

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----

               /s/ JOHN F. DAVIS, III                  Chief Executive Officer and           March 22, 2001
-----------------------------------------------------    Chairman (Principal Executive
                 John F. Davis, III                      Officer)

                /s/ JEROME L. GALANT                   Chief Financial Officer (Principal    March 22, 2001
-----------------------------------------------------    Financial and Accounting
                  Jerome L. Galant                       Officer)

               /s/ MICHAEL A. BARNETT                  Director                              March 22, 2001
-----------------------------------------------------
                 Michael A. Barnett

                  /s/ PAUL J. BROWN                    Director                              March 22, 2001
-----------------------------------------------------
                    Paul J. Brown

                /s/ ROBERT B. COLLIER                  Director                              March 22, 2001
-----------------------------------------------------
                  Robert B. Collier

             /s/ WILLIAM C. HAMMETT, JR.               Vice Chairman and Director            March 22, 2001
-----------------------------------------------------
               William C. Hammett, Jr.

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----


                /s/ THOMAS F. O'TOOLE                  Director                              March 22, 2001
-----------------------------------------------------
                  Thomas F. O'Toole

                 /s/ JEFFREY A. RICH                   Director                              March 22, 2001
-----------------------------------------------------
                   Jeffrey A. Rich

                 /s/ BRUCE W. WOLFF                    Director                              March 22, 2001
-----------------------------------------------------
                   Bruce W. Wolff

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Pegasus Solutions, Inc.:

     Our audits of the consolidated financial statements of Pegasus Solutions, Inc. referred to in our report dated February 6, 2001, except as to Note 19, which is as of March 7, 2001, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2001

                                                                     SCHEDULE II

                            PEGASUS SOLUTIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (IN THOUSANDS)

                                                       ADDITIONS    ADDITIONS
                                          BALANCE AT   CHARGED TO     FROM                   BALANCE AT
                                          BEGINNING    COSTS AND    ACQUIRED                   END OF
CLASSIFICATION                            OF PERIOD     EXPENSES    COMPANIES   DEDUCTIONS     PERIOD
--------------                            ----------   ----------   ---------   ----------   ----------
December 31, 1998
  Allowance for doubtful accounts.......    $   78       $   35      $     7     $   (21)     $    99
  Income tax valuation allowance........     4,312          270           --      (4,312)         270
                                            ------       ------      -------     -------      -------
  Total reserves and allowances.........     4,390          305            7      (4,333)         369
                                            ------       ------      -------     -------      -------
December 31, 1999
  Allowance for doubtful accounts.......        99           --           --         (17)          82
  Income tax valuation allowance........       270           --           --        (270)          --
                                            ------       ------      -------     -------      -------
  Total reserves and allowances.........       369           --           --        (287)          82
                                            ------       ------      -------     -------      -------
December 31, 2000
  Allowance for doubtful accounts.......        82        2,874       11,924      (7,721)       7,159
  Income tax valuation allowance........        --           --           50          --           50
                                            ------       ------      -------     -------      -------
  Total reserves and allowances.........    $   82       $2,874      $11,974     $(7,721)     $ 7,209
                                            ======       ======      =======     =======      =======

     (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in Item 8 of this annual report on Form 10-K.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Contribution and Restructuring Agreement dated effective as of July 21, 1995 by and among the Company and all of
                            the stockholders of the Company
          2.2            -- Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus
                            Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell
                            International Group, LTD. (incorporated by reference from
                            Appendix A of the Company's Registration Statement (File
                            No. 333-92683) on Form S-4 filed on December 14, 1999)
          3.1            -- Fourth Amended and Restated Certificate of Incorporation
                            (incorporated by reference from Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on May 15,
                            2000)
          3.2            -- Second Amended and Restated Bylaws
          3.3            -- Form of Certification of Designation, Preferences and
                            Rights of Series A Preferred Stock of Pegasus Systems,
                            Inc. (incorporated by reference from Exhibit 2 of the
                            Company's Form 8-A filed with the Commission on October
                            9, 1998)
          4.1            -- Specimen of Common Stock certificate
          4.2            -- Fourth Amended and Restated Certificate of Incorporation
                            (See Exhibit 3.1) Second Amended Restated Bylaws (see
                            Exhibit 3.2)
          4.3            -- Rights Agreement dated June 25, 1996 by and among the
                            Company and certain holders of capital stock of the
                            Company named therein
          4.4            -- Common Stock Purchase Warrant issued to Holiday
                            Hospitality Corporation
          4.5            -- Rights Agreement dated as of September 28, 1998 by and
                            between the Company and American Securities Transfer &
                            Trust, Inc. (incorporated by reference from Exhibit 4 of
                            the Company's Current Report on Form 8-K filed with the
                            Commission on October 9, 1998)
          4.6            -- Form of Rights Certificate (incorporated by reference
                            from Exhibit 3 of the Company's Form 8-A filed with
                            Commission on October 9, 1998)
        *10.1            -- Employment Agreement dated January 1, 2000 between the
                            Company and John F. Davis, III
        *10.2            -- Employment Agreement dated January 1, 2000 between the
                            Company and Joseph W. Nicholson
        *10.3            -- Employment Agreement dated January 1, 2000 between the
                            Company and Jerome L. Galant
        *10.5            -- 1996 Stock Option Plan, as amended
        *10.6            -- 1997 Stock Option Plan, as amended (incorporated by
                            reference from the Company's definitive proxy statement
                            filed with the Commission on March 17, 2000.)
         10.7            -- Citibank Global Payments Service Agreement dated July 24,
                            1998 between The Hotel Clearing Corporation and Citibank,
                            N.A. (incorporated by reference to Exhibit 10.1 of the
                            Company's 10-Q for the quarter ended October 31, 1998,
                            filed with the Commission on November 16, 1998)
         10.8            -- Facilities Management Agreement dated January 1, 1996
                            between the Company and Anasazi, Inc., currently know as
                            REZsolutions, Inc.
         10.9            -- Service Agreement dated December 13, 1996 between the
                            Company and Comdisco, Inc.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.10           -- Service Agreement dated January 17, 1997 between the
                            Company and Genuity, Inc.
        *10.11           -- 1997 Employee Stock Purchase Plan, as amended
         10.12           -- Office Lease dated October 1, 1995, First Amendment to
                            Office Lease dated February 25, 1998, Second Amendment to
                            Office Lease dated November 2, 1998 and Third Amendment
                            to Office Lease dated November 8, 1999 between the
                            Company and the Utah State Retirement Investment Fund
                            relating to property located at 3811 Turtle Creek Blvd.,
                            Suite 1100, Dallas, Texas 75219 (incorporated by
                            reference to the Company's Form S-4 filed with the
                            Commission on December 14, 1999)
        +10.13           -- Office Lease dated, July 26, 1996, First Amendment to
                            Office Lease dated August 22, 1997 and Second Amendment
                            to Office Lease dated October 24, 2000 between the
                            Company and Pivotal Simon Office XVI, L.L.C. relating to
                            property located at 7500 N. Dreamy Draw., Suite 120,
                            Phoenix, Arizona 85020
         10.14           -- Credit Agreement dated April 17, 2000, among the Company,
                            Chase Bank of Texas, N.A., Compass Bank and Wells Fargo
                            (incorporated by reference from Exhibit 10.14 of the
                            Company's Form 10-Q filed with the Commission on May 15,
                            2000)
         10.15           -- Form of Security Agreement dated April 17, 2000, among
                            the Company, Chase Bank of Texas, N.A. and certain
                            guarantors (incorporated by reference from Exhibit 10.15
                            of the Company's Form 10-Q filed with the Commission on
                            May 15, 2000)
         10.16           -- Purchase Agreement dated October 31, 2000, among the
                            Company, Global Enterprise Technology Solutions, LLC,
                            Enterprise Hospitality Solutions, Inc., The Rivadalla
                            Family Trust and Christian Rivadalla (incorporated by
                            reference from Exhibit 10.16 of the Company's Form 10-Q
                            filed with Commission on November 14, 2000)
         10.17           -- Software Development and License Agreement dated October
                            31, 2000, among the Company and Global Enterprise
                            Technology Solutions, LLC, including Form of Escrow
                            Agreement (incorporated by reference from Exhibit 10.17
                            of the Company's Form 10-Q filed with Commission on
                            November 14, 2000)
        +10.18           -- Office Lease dated January 31, 1997, First Amendment to
                            Office Lease dated August 7, 1997, Second Amendment to
                            Office Lease dated November 1, 1997 and Third Amendment
                            to Office Lease dated November 2, 1999 between the
                            Company and EastGroup Properties relating to property
                            located at 11048 N. 23rd Avenue, Phoenix, Arizona 85029
        +10.19           -- Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the
                            Company and Bridger Properties Limited relating to
                            property located at 2 Kew Bridge Road, Brentford
                            Middlesex
       +*10.20           -- Employment agreement dated January 1, 2001 between the
                            Company and Ric L. Floyd
       +*10.21           -- Employment agreement dated January 17, 2001 between the
                            Company and Mark C. Wells
       +*10.22           -- Supplemental Employee Retirement Plan
        +21.1            -- Subsidiaries of the Company
        +23.1            -- Consent of PricewaterhouseCoopers LLP
        +24.1            -- Power of Attorney (included on signature page)

---------------

Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+  Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.