Form 10-Q
period 2001-03-31
PEGASUS SOLUTIONS INC
filed 2001-05-15
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 2001

                                      OR

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

                          Yes  [ X ]      No  [   ]

 The number of shares of the registrant's common stock outstanding as of May 10, 2001 was 24,474,000.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                     For the Quarter Ended March 31, 2001

                                    INDEX

                                                                      Page
    Part I.  Financial Information                                    ----

    Item 1.  Financial Statements (unaudited)

         a)  Condensed Consolidated Balance Sheets as of March 31,
             2001 and December 31, 2000                                 3
         b)  Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 2001 and 2000         4
         c)  Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2001 and 2000         5
         d)  Notes to Condensed Consolidated Financial Statements       6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9


   Part II.  Other Information

    Item 1.  Legal Proceedings                                         17

    Item 5.  Other Information                                         17

    Item 6.  Exhibits and Reports on Form 8-K                          18

 Signatures                                                            19

 Part I - Financial Information
 Item 1.  Financial Statements

                             PEGASUS SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                 March 31,       December 31,
                                                   2001             2000
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      30,800      $      32,576
 Restricted cash                                     4,618              4,574
 Short-term investments                              5,808              1,563
 Accounts receivable, net                           36,007             29,889
 Other current assets                                6,322              4,189
                                              ------------       ------------
    Total current assets                            83,555             72,791
  Property and equipment, net                       61,844             64,434
 Intangible assets, net                             52,666             62,909
 Goodwill, net                                     146,145            149,764
 Other noncurrent assets                            10,929              7,807
                                              ------------       ------------
       Total assets                          $     355,139      $     357,705
                                              ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      45,989      $      42,309
 Deferred tax liability                             12,078             12,078
 Unearned income                                    13,292              9,428
 Other current liabilities                           5,900              2,771
                                              ------------       ------------
    Total current liabilities                       77,259             66,586

 Deferred tax liability                              2,714              8,961
 Note payable                                       20,000             20,000
 Other noncurrent liabilities                        2,593              1,586

 Stockholders' equity:
    Preferred stock, $.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $.01 par value; 50,000
      shares authorized; 24,880 and 24,873
      shares issued, respectively                      249                249
    Additional paid-in capital                     288,495            288,422
    Unearned compensation                             (124)              (157)
    Accumulated comprehensive loss                    (252)              (265)
    Accumulated deficit                            (33,015)           (26,501)
    Less treasury stock at cost (402 and
      175 shares, respectively)                     (2,780)            (1,176)
                                              ------------       ------------
       Total stockholders' equity                  252,573            260,572
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     355,139      $     357,705
                                              ============       ============


     See accompanying notes to condensed consolidated financial statements

                             PEGASUS SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                  2001              2000
                                              ------------       ------------
 Net revenues                                $      46,108      $      10,661

 Cost of services                                   26,259              3,431
 Restructure costs                                     797                  -
 Research and development                            1,994                603
 General and administrative expenses                 6,552              1,905
 Marketing and promotion expenses                    6,352              1,594
 Depreciation and amortization                      16,425                605
                                              ------------       ------------
 Operating income (loss)                           (12,271)             2,523
 Other income (expense):
    Interest income, net                                39              1,594
    Gain on sale of business unit                    4,789                  -
    Equity in loss of investee                        (298)                 -
    Other                                              (43)                (6)
                                              ------------       ------------
 Income (loss) before income taxes                  (7,784)             4,111
 Income tax expense (benefit)                       (1,270)             1,090
                                              ------------       ------------
 Net income (loss)                           $      (6,514)     $       3,021
                                              ============       ============
 Other comprehensive income - change in
    unrealized loss, net of tax                         13                 19
                                              ------------       ------------
 Comprehensive income (loss)                 $      (6,501)     $       3,040
                                              ============       ============
 Net income (loss) per share:
    Basic                                    $       (0.26)     $        0.15
                                              ============       ============
    Diluted                                  $       (0.26)     $        0.14
                                              ============       ============
 Weighted average shares outstanding:
    Basic                                           24,596             20,356
                                              ============       ============
    Diluted                                         24,596             21,048
                                              ============       ============

    See accompanying notes to condensed consolidated financial statements

                             PEGASUS SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
 Cash flows from operating activities:
   Net income (loss)                                 $  (6,514)     $   3,021
   Adjustments to reconcile net income to
     net cash from operating activities:
     Depreciation and amortization                      16,425            605
     Gain on sale of business unit                      (4,789)             -
     Other                                               1,938            392
     Changes in assets and liabilities:
       Restricted cash                                     (44)          (631)
       Accounts receivable                              (7,832)        (1,357)
       Other assets                                     (2,107)        (1,675)
       Accounts payable and accrued liabilities          6,556          1,642
       Unearned income                                   3,865          1,674
       Other liabilities                                (2,972)           125
                                                      --------       --------
         Net cash provided by operating activities       4,526          3,796
                                                      --------       --------
 Cash flows from investing activities:
   Proceeds from sale of business unit                   2,894              -
   Purchase of software, property and equipment         (3,363)        (1,319)
   Purchase of marketable securities                    (7,699)             -
   Proceeds from maturity of marketable securities       2,000         27,794
   Repayment of customer advance                         1,500              -
                                                      --------       --------
       Net cash provided by (used for)
         investing activities                           (4,668)        26,475
                                                      --------       --------
 Cash flows from financing activities:
   Proceeds from issuance of stock                          66            126
   Purchase of treasury stock                           (1,604)             -
   Repayment of capital leases                             (96)           (53)
                                                      --------       --------
     Net cash provided by (used for)
       financing activities                             (1,634)            73
                                                      --------       --------
 Net increase (decrease) in cash and cash equivalents   (1,776)        30,344
 Cash and cash equivalents, beginning of period         32,576        104,616
                                                      --------       --------
 Cash and cash equivalents, end of period            $  30,800      $ 134,960
                                                      ========       ========

    See accompanying notes to condensed consolidated financial statements

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


 1. BASIS OF PRESENTATION

    Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. Pegasus is organized into two business segments - technology and hospitality. Pegasus' common stock is  traded on  the  Nasdaq National  Market under  the symbol  PEGS.  The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation.

    In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in our annual report for the year ended December 31, 2000 on Form 10-K. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.


 2. EARNINGS PER SHARE

    Basic net income (loss) per share for the three months ended March 31, 2001 and 2000 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding.

    Diluted net income (loss) per share for the three months ended March 31, 2001 and 2000 gives effect to all dilutive potential common shares that were outstanding during the respective periods. Outstanding options with strike prices below the average fair market value of the Company's common stock for the three months ended March 31, 2000 were included in the diluted earnings per share ("EPS") calculation. Due to the Company's net loss position for the three months ended March 31, 2001, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Approximately 2.9 million shares issuable upon the exercise of stock options were not included in the calculation of diluted net loss per share for the three months ended March 31, 2001.

    The following table sets forth the basic and diluted net income (loss) per share computation for the three months ended March 31 (in thousands, except per share amounts):

                                                             2001       2000
                                                            ------     ------
    Net income (loss)                                      $(6,514)   $ 3,021
                                                            ======     ======
    Basic:
    -----
    Weighted average number of shares outstanding           24,596     20,356
                                                            ------     ------
    Net income (loss) per share                            $ (0.26)   $  0.15
                                                            ======     ======
    Diluted:
    -------
    Weighted average number of shares outstanding           24,596     20,356

    Additional weighted average shares from assumed
     exercise of dilutive stock options and warrants, net
     of shares to be repurchased with exercise proceeds         --        692
                                                            ------     ------
    Weighted average number of shares outstanding used in
     the diluted net income (loss) per share calculation    24,596     21,048
                                                            ------     ------
    Net income (loss) per share                            $ (0.26)   $  0.14
                                                            ======     ======


 3. SEGMENT INFORMATION

    Based on the criteria set forth under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus is organized into two business segments - technology and hospitality.

       * The technology segment provides central reservation systems ("CRS"), electronic distribution, commission processing, property systems, TravelWeb.com and business intelligence services to the global hotel industry.

       * The hospitality segment provides hotel representation services offered under the Utell and Golden Tulip brand names.

    The Company is organized primarily on the basis of services provided. Prior period segment information has been reclassified to conform to the current period presentation. Segment data includes a charge allocating all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA"). Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used by analysts, investors and others as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

    The following table presents information about reported segments for the three months ended

       March 31 (in thousands):

                            Technology  Hospitality     Total
                            ----------  -----------     -----
           2001
           ----
           Net revenues      $ 26,788     $ 19,320    $ 46,108
           EBITDA               5,469       (1,315)      4,154

           2000
           ----
           Net revenues        10,661           --      10,661
           EBITDA               3,128           --       3,128


    A reconciliation of total segment EBITDA to total consolidated income
    (loss) before income taxes for the three months ended March 31 is as follows (in thousands):

                                                       2001         2000
                                                     -------      -------
      Total EBITDA for reportable segments          $  4,154     $  3,128
      Depreciation and amortization                  (16,425)        (605)
      Interest income, net                                39        1,594
      Gain on sale of business unit                    4,789           --
      Equity in loss of investee                        (298)          --
      Other                                              (43)          (6)
                                                     -------      -------
      Consolidated income (loss) before
        income taxes                                $ (7,784)    $  4,111
                                                     =======      =======



 4. RESTRUCTURE COSTS

    During the three months ended March 31, 2001, Pegasus incurred $797,000 of restructuring charges, including $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our Business Intelligence operations. As of March 31, 2001, unpaid restructure costs were $778,000.


 5. SALE OF BUSINESS UNIT

    On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for approximately $12 million. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement with Pegasus with an estimated value of $40 million. As part of the agreement, Pegasus will be the exclusive provider of reservation technology, voice and electronic reservation processing, commission processing and a host of other ancillary services to IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels.


 6. STOCKHOLDERS' EQUITY

    On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of March 31, 2001, the Company had purchased 156,000 shares for an aggregate $1.6 million.


 7. CONTINGENCIES

    Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.


 8. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133," was effective for Pegasus' first quarter financial statements in fiscal 2001. The adoption of FAS 133 did not have a material impact on our consolidated financial statements.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described under the heading "Risk Factors" in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2000.


 Reorganization

 On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. We believe the reorganization will provide greater focus and accountability for each business. Prior period segment information has been reclassified to conform to the current period presentation The key differences created by the reorganization are as follows:

   * The technology company and the hospitality company are now operated separately. Each has its own dedicated employees while some corporate functions remain shared.

   * Commission Processing and TravelWeb.com, formerly within the hospitality company, are now part of the technology company.

 Overview

 Pegasus  is  a  leading  provider   of  hotel  room  reservation   services,
 reservation technology systems and hotel representation services for the global hotel industry. Pegasus provides services to:

   * More than 100,000 travel agencies, including nine of the 10 largest U.S.-based travel agencies based on revenues;

   * Nearly 40,000 hotels around the world, including 18 of the 20 largest hotel companies based on revenues and total number of guest rooms; and

   *  Thousands of travel-related Web sites.

 On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system and property management system services to our existing electronic distribution, commission processing and business intelligence services.

 Pegasus is organized into two operating companies - technology and hospitality. The technology company includes central reservation system, or CRS, electronic distribution, commission processing, property management systems, or PMS, TravelWeb.com and business intelligence services. The hospitality company includes hotel representation services offered under the Utell[R] and Golden Tulip[R] brand names, as well as Paytell[R], a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations. For the three months ended March 31, 2001, approximately 58 percent and 42 percent of Pegasus' consolidated revenue was derived from the technology and hospitality businesses, respectively.


 Services


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

 Central Reservation System.   Pegasus' CRS  is provided  on  an  application
 service processing, or ASP, basis to more than 10,000 hotel properties, representing over 2 million hotel rooms worldwide. During 2000, we processed approximately 40 million hotel reservations through our CRS.
 Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

 Our CRS business provides hotel customers with a license for our RezViewR CRS software as well as the hardware and facilities necessary to run their CRS and process reservations. CRS also includes the following support services:

   *  System administration

   *  Database administration

   *  Electronic distribution channel management

   *  Telecommunications management

   *  Private-label voice reservation services

 CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. CRS revenues represented approximately 31 percent of total revenues for the three months ended March 31, 2001.

 Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems, or GDSs, and travel-related Internet sites to a hotel's CRS. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

   * GDS connectivity - Pegasus Electronic Distribution is linked to all major GDSs and connects our hotel customers to travel agent terminals all over the world.

   * Third-party Web sites - We provide travel-related Web sites access to our hotel information database containing more than 40,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, Continental.com, Orbitz.com and our own TravelWeb.com.

   * Hotel Web sites - Our NetBookerTM service provides hotel companies with a hotel information database and Internet reservation
      capabilities.   Hotel Web sites that are "Powered by Pegasus"[R]
      offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.


 Pegasus Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's CRS and the electronic distribution technology. New third-party Web site customers pay a one-time set-up fee for establishing the connection between a hotel's CRS and the third-party Web site. Electronic Distribution revenues represented approximately 10 percent of total revenues for the three months ended March 31, 2001.

 Commission Processing. Pegasus Commission Processing provides a comprehensive and technologically advanced hotel commission processing service by collecting and consolidating checkout information and travel agency commissions on behalf of more than 32,000 properties representing a significant number of major hotel brands. Each month Pegasus Commission Processing consolidates and distributes millions of dollars in commission payments to its participating travel agencies, which number over 100,000 in more than 200 countries. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Pegasus Commission Processing processed approximately $488 million in hotel commissions in 2000.

 Pegasus Commission Processing revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the respective hotel. Our commission processing revenues represented approximately 15 percent of total revenues for the three months ended March 31, 2001.

 Property Systems and Services. As part of the REZ acquisition, we obtained the GuestView[R] PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. PMS revenues for the three months ended March 31, 2001 primarily consisted of maintenance and support fees related to the GuestView software.

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

 Business Intelligence. Pegasus Business Intelligence provides customer relationship management and marketing research and information services. Business Intelligence revenues consist of fees charged to hotels for the development of hotel databases and for consulting services. In March 2001,

 Pegasus notified employees and customers that it would not be renewing Business Intelligence contracts and would be winding down operations.

 Hospitality

 The hospitality company includes hotel representation services offered under the Utell and Golden Tulip brand names, as well as Paytell, a service that allows travelers to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

 Representation Services. In order to sell their rooms in the marketplace, many independent hotels associate themselves with our hotel representation services and use our systems and infrastructure to market and make reservations for their rooms. Independent hotels join our hotel representation service for the following reasons:

   * To achieve a cost-effective presence in the primary electronic distribution channels - GDS and Internet.

   * To obtain a global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.

   * To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.

   *  To benefit from worldwide sales and marketing support.

 Our core hotel representation service, offered under the Utell brand name, provides hotel marketing, voice reservation, as well as GDS and Internet representation services for more than 6,400 hotels in more than 180 countries. Utell is the oldest, largest and most diverse hotel representation company in the world. It operates the Unison[R] CRS, a sophisticated CRS offering advanced electronic distribution capabilities, providing both a GDS and Internet presence for its member hotels.

 We also offer branded hotel representation services under the Golden Tulip and Tulip Inns[R] brand names. Affiliation with Golden Tulip allows member hotels to adopt the brand name and quality standards of the well-known Golden Tulip Worldwide brand. Golden Tulip Worldwide members include approximately 400 hotels worldwide. Branded representation service customers also receive hotel marketing, voice reservation as well as GDS and Internet representation services similar to our Utell representation customers.

 Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 42 percent of total revenues for the three months ended March 31, 2001.

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

 One such development is our strategic investment in GETS, a company that is developing an Internet-based ASP property management system to which we have an exclusive license. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

 Recent Developments

 On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for approximately $12 million. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement with Pegasus with an estimated value of $40 million. As part of the agreement, Pegasus will be the exclusive provider of reservation technology, voice and electronic reservation processing, commission processing and a host of other ancillary services to IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels.

 On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. As part of the reorganization, our hotel representation business now operates under the Utell name as a wholly owned subsidiary of Pegasus Solutions, Inc. and represents our hospitality segment. Our technology segment consists of CRS, electronic distribution, commission processing, PMS, TravelWeb.com and business intelligence services. We began using this new organizational structure for segment reporting in the first quarter of 2001.

 We operate Golden Tulip under a brand license agreement with NH Hotels of Madrid, or NH. Pursuant to the agreement, we are required to have at least 500 participating hotels by the end of 2001. We do not expect to meet that requirement. While we continue to discuss alternatives with NH, we expect to return the licenses and the brand business back to NH at the end of 2001.

 Because of significant net operating losses, management decided in the fourth quarter of 2000 not to seek new Business Intelligence customers and only to service existing contracts. The Company determined that the net book values of goodwill and certain other assets were impaired and recorded an asset impairment charge of $3.0 million in the fourth quarter of 2000. In March 2001, Pegasus notified employees and customers that it would not be renewing contracts and would be winding down its Business Intelligence operations. As a result, Pegasus incurred $221,000 of related severance and other expenses during the three months ended March 31, 2001.


 Results of Operations

 The results of operations for the three months ended March 31, 2001 include the effect of the REZ acquisition, which was completed on April 3, 2000. Accordingly, REZ's results of operations subsequent to the acquisition are included in the accompanying unaudited condensed consolidated financial statements.

 Net Revenues. Net revenues for the three months ended March 31, 2001 increased to $46.1 million from $10.7 million for the same period in 2000 primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $2.1 million, or 19.5 percent primarily due to higher transaction levels for Commission Processing.

 Revenues for our technology segment were $26.8 million for the three months ended March 31, 2001, including $14.0 million in technology revenue related to REZ's operations. Excluding the effect of REZ, technology revenues increased $2.1 million, or 19.5 percent, to $12.7 million for the three months ended March 31, 2001 compared to $10.6 million for the same period in 2000.

 Commission Processing revenues increased 32.3 percent for the three months ended March 31, 2001 compared to the same period in 2000 as a result of an
 18.6 percent increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Incremental reconciliation and tracking services revenue also contributed to the increase in commission processing revenues.

 Electronic Distribution revenues decreased $193,000 or 3.9 percent, to $4.7 million for the three months ended March 31, 2001 compared to $4.9 million for the same period in 2000. Both transaction growth rates and revenue growth was negatively impacted by the loss of business previously generated from some hotel Web sites which terminated in the fall of 2000.

 Business Intelligence revenues decreased $165,000, or 46.8 percent, to $188,000 for the three months ended March 31, 2001 compared to $353,000 for the same period in 2000. Because of significant operating losses, Pegasus is winding down its Business Intelligence operations. The remaining revenues consist of fees for database maintenance.

 Revenues for our hospitality segment were $19.3 million for the three months ended March 31, 2001, all of which is related to the hotel representation business acquired from REZ.

 Cost of services. Cost of services were $26.3 million for the three months ended March 31, 2001, including $21.6 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $1.2 million for the three months ended March 31, 2001 compared to the same period in 2000. Cost of services increased primarily due to an increase in headcount and salaries for Commission Processing and Electronic Distribution, as well as additional bad debt and facilities expense.

 Restructure costs. During the three months ended March 31, 2001, Pegasus incurred $797,000 of restructuring charges, including $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our Business Intelligence operations.

 Research and development. Research and development expenses were $2.0 million for the three months ended March 31, 2001, including $1.5 million related to REZ's operations. Excluding the effect of REZ, research and development expenses decreased $141,000 for the three months ended March 31, 2001 compared to the same period in 2000.

 General and administrative expenses. General and administrative expenses were $6.6 million for the three months ended March 31, 2001, including $3.9 million related to REZ. Excluding the effect of REZ, general and administrative expenses increased $709,000 primarily due to an increase in headcount and related recruitment and travel costs. In addition, professional fees increased because of higher audit and consulting fees related to our enterprise-wide accounting and information system and a review of employee benefits.

 Marketing and promotion expenses. Marketing and promotion expenses were $6.4 million for the three months ended March 31, 2001, including $5.2 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses decreased $399,000 primarily due to the reduction of our business intelligence sales force.

 Depreciation and amortization. Depreciation and amortization expenses were $16.4 million for the three months ended March 31, 2001 primarily due to $13.2 million of amortization expense related to purchased intangibles and goodwill related to the REZ acquisition. In addition, depreciation and amortization expense for property and equipment increased to $3.2 million for the three months ended March 31, 2001 from $521,000 for the same period in 2000 primarily due to depreciation and amortization expense related to REZ property and equipment.

 Interest income, net. Net interest income decreased $1.5 million for the three months ended March 31, 2001 compared to the same period in 2000. Interest income decreased $1.1 million for the three months ended March 31, 2001 compared to the same period in 2000 as marketable securities held during the three months ended March 31, 2000 were used to fund the REZ acquisition on April 3, 2000. Interest expense increased $444,000 for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to $432,000 of accrued interest on a note payable to Reed Elsevier plc, the majority REZ shareholder.

 Gain on sale of business unit. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for approximately $12 million. During the three months ended March 31, 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands.

 Equity in loss of investee. During the three months ended March 31, 2001, Pegasus incurred $298,000 of amortization expense for the excess cost over net assets acquired for our investment in GETS. GETS has operated at approximately break-even since Pegasus' initial 20 percent investment.

 Provision for income taxes. Pegasus recorded an income tax benefit of $1.3 million for the three months ended March 31, 2001. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $1.1 million for the three months ended March 31, 2000, an effective tax rate of 26.5 percent of pretax income. The effective tax rate for the three months ended March 31, 2000 differed from the statutory rate primarily due to tax-exempt interest income.


 Liquidity and Capital Resources

 Pegasus' principal sources of liquidity at March 31, 2001 included cash and cash equivalents of $30.8 million, short-term investments of $5.8 million, restricted cash of $4.6 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 2000 included cash and cash equivalents of $32.6 million, short-term investments of $1.6 million, restricted cash of $4.6 million and an unused revolving credit facility of $30.0 million.

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

 Working capital increased to $6.3 million at March 31, 2001 from $6.2 million at December 31, 2000, and net cash provided by operating activities increased to $4.5 million in for the three months ending March 31, 2001 from $3.8 million for the same period in 2000.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $3.4 million for the three months ended March 31, 2001 compared to $1.3 million for the same period in 2000. Additional uses of cash for investing activities for the three months ended March 31, 2001 included the purchase of marketable securities. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, the sale of capital stock, the sale of the Summit and Sterling brands and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures during 2001 will range from approximately $12 to $14 million primarily related to adding capacity to existing systems and software development.

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at May 10, 2001.

 On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of May 10, 2001, Pegasus had repurchased 156,000 shares at a cost of $1.6 million.

 On November 1,  2000, Pegasus entered  into an agreement  to acquire all  or part ownership of Global Enterprise Technology Solutions, a provider of hotel property management systems. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20 percent interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of Phoenix-based GETS within the next 24 months for Pegasus common stock and cash. As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based application service provider property management system currently under development by GETS. Pegasus is currently funding and directing the development of the system. As of May 10, 2001, Pegasus had funded development costs of $3.6 million.

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

 Recently Issued Accounting Standards

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133," was effective for Pegasus' first quarter financial statements in fiscal 2001. The adoption of FAS 133 did not have a material impact on our consolidated financial statements.


 Part II - Other Information


 Item 1. Legal Proceedings - Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.


 Item 5.   Other Information

      (a) Although the information was not included in Pegasus' Definitive Proxy Statement filed with the Commission on March 22, 2001, Pegasus became aware through a communication from Reed Elsevier, Inc. after the filing date of the Proxy Statement that Reed Elsevier Inc. and its wholly owned subsidiary Utell International Group Limited beneficially own an aggregate 2,356,705 shares of Pegasus common stock, or 9.54% of shares outstanding.

      (b) On May 4, 2001, Pegasus announced that Susan K. Cole would replace Jerome L. Galant as Chief Financial Officer effective May 7, 2001. The press release is included as Exhibit 99.1 to this Form 10-Q.


 Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          99.1     Press release dated May 4, 2001

      (b) Reports on Form 8-K

          Not applicable

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.




         May 15, 2001                                 /s/ JOHN F. DAVIS, III
                                                      ----------------------
                                                         John F. Davis, III,
                                                          Chairman and Chief
                                                           Executive Officer


         May 15, 2001                                      /s/ SUSAN K. COLE
                                                           -----------------
                                                              Susan K. Cole,
                                                    Chief Financial Officer,
                                              (principal accounting officer)

                                   EXHIBIT INDEX


        Exhibit Number           Description of Exhibits
        --------------           -----------------------

             99.1                Press release dated May 4, 2001