Form 10-Q
period 2001-06-30
PEGASUS SOLUTIONS INC
filed 2001-08-14
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 2001

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

                          Yes  [ X ]     No  [   ]

 The number of shares of the registrant's common stock outstanding as of August 10, 2001 was 24,240,000.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                     For the Quarter Ended June 30, 2001

                                    INDEX

                                                                        Page
    Part I.  Financial Information                                      ----

    Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and December 31, 2000                           3
         b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended
             June 30, 2001 and 2000 (unaudited)                          4
         c)  Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2001 and 2000 (unaudited)     5
         d)  Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

    Part II.  Other Information

      Item 1. Legal Proceedings                                         20

      Item 4. Submission of Matters to Vote of Security Holders         20

      Item 5. Other Information                                         20

      Item 6. Exhibits and Reports on Form 8-K                          20

    Signatures                                                          21

 Part I - Financial Information
 Item 1.   Financial Statements


                            PEGASUS SOLUTIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                 June 30,         December 31,
                                                   2001               2000
                                               (unaudited)
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      17,191      $      32,576
 Restricted cash                                     5,404              4,574
 Short-term investments                              9,836              1,563
 Accounts receivable, net                           30,190             29,889
 Other current assets                                6,603              4,189
                                              ------------       ------------
    Total current assets                            69,224             72,791

 Goodwill, net                                     142,085            149,764
 Property and equipment, net                        60,737             64,434
 Intangible assets, net                             45,049             62,909
 Other noncurrent assets                             9,994              7,807
                                              ------------       ------------
       Total assets                          $     327,089      $     357,705
                                              ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      33,780      $      36,097
 Deferred tax liability                             12,074             12,078
 Income tax payable                                  1,819              6,212
 Unearned income                                    10,732              9,428
 Customer deposits                                   4,977              2,691
 Other current liabilities                           1,444                 80
                                              ------------       ------------
    Total current liabilities                       64,826             66,586

 Note payable                                            -             20,000
 Deferred tax liability                              6,103              8,961
 Other noncurrent liabilities                        8,011              1,586

 Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $0.01 par value; 50,000
      shares authorized; 24,963 and 24,873
      shares issued, respectively                      249                249
    Additional paid-in capital                     288,974            288,422
    Unearned compensation                              (91)              (157)
    Accumulated comprehensive loss                    (258)              (265)
    Accumulated deficit                            (37,482)           (26,501)
    Less treasury stock at cost (442 and
      175 shares, respectively)                     (3,243)            (1,176)
                                              ------------       ------------
       Total stockholders' equity                  248,149            260,572
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     327,089      $     357,705
                                              ============       ============


 See accompanying notes to condensed consolidated financial statements


                           PEGASUS SOLUTIONS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                            ---------------------   ---------------------
                                              2001        2000        2001        2000
                                            ---------   ---------   ---------   ---------
 Net revenues                              $   49,768  $   52,582  $   95,876  $   63,243

 Cost of services                              24,930      25,040      51,189      28,472
 Restructure costs                                  -           -         797           -
 Research and development                       1,579       2,759       3,573       3,362
 Write-off of purchased in-process
   research and development                         -       8,000           -       8,000
 General and administrative expenses            7,472       6,373      14,024       8,278
 Marketing and promotion expenses               6,066       8,461      12,418      10,055
 Depreciation and amortization                 16,403      16,997      32,828      17,601
                                            ---------   ---------   ---------   ---------
 Operating loss                                (6,682)    (15,048)    (18,953)    (12,525)
 Other income (expense):
    Interest income (expense), net                174         (31)        213       1,557
    Gain on sale of business units                749           -       5,538           -
    Equity in loss of investee                   (157)          -        (455)          -
    Other                                          79         115          36         115
                                            ---------   ---------   ---------   ---------
 Loss before income taxes                      (5,837)    (14,964)    (13,621)    (10,853)
 Income tax benefit                            (1,370)     (1,814)     (2,640)       (724)
                                            ---------   ---------   ---------   ---------
 Net loss                                  $   (4,467) $  (13,150) $  (10,981) $  (10,129)
                                            =========   =========   =========   =========
 Other comprehensive income - change in
    unrealized loss, net of tax                    (6)        544           7         562
                                            ---------   ---------   ---------   ---------
 Comprehensive loss                        $   (4,473) $  (12,606) $  (10,974) $   (9,567)
                                            =========   =========   =========   =========
 Basic and diluted net loss per share      $    (0.18) $    (0.54) $    (0.45) $    (0.46)
                                            =========   =========   =========   =========
 Basic and diluted weighted average
   shares outstanding                      $   24,490  $   24,157  $   24,539  $   22,257
                                            =========   =========   =========   =========

 See accompanying notes to condensed consolidated financial statements


                          PEGASUS SOLUTIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
 Cash flows from operating activities:
   Net loss                                          $ (10,981)     $ (10,129)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation and amortization                      32,828         17,601
     Gain on sale of business units                     (5,538)             -
     Write-off of purchased in-process
       research and development                              -          8,000
     Provision for bad debt                              2,000            634
     Other                                                 630           (135)
     Changes in assets and liabilities:
       Restricted cash                                    (830)          (965)
       Accounts receivable                              (2,515)         2,104
       Other assets                                     (1,783)         4,082
       Accounts payable and accrued liabilities          1,430        (13,301)
       Unearned income                                   1,304          1,866
       Other liabilities                                 1,700            597
                                                      --------       --------
         Net cash provided by operating activities      18,245         10,354
                                                      --------       --------
 Cash flows from investing activities:
   Proceeds from sale of business units                  4,536              -
   Purchase of REZsolutions, Inc.                            -        (95,865)
   Purchase of software, property and equipment         (8,129)        (2,703)
   Purchase of marketable securities                   (12,716)             -
   Proceeds from maturity of marketable securities       2,976         35,294
   Repayment of customer advance                         1,500              -
   Other                                                   136             49
                                                      --------       --------
       Net cash used for investing activities          (11,697)       (63,225)
                                                      --------       --------
 Cash flows from financing activities:
   Proceeds from issuance of stock                         230            162
   Repayment of notes payable                          (20,000)       (16,995)
   Purchase of treasury stock                           (2,067)             -
   Repayment of capital leases                             (96)          (328)
                                                      --------       --------
     Net cash used for financing activities            (21,933)       (17,161)
                                                      --------       --------
 Net decrease in cash and cash equivalents             (15,385)       (70,032)
 Cash and cash equivalents, beginning of period         32,576        104,616
                                                      --------       --------
 Cash and cash equivalents, end of period            $  17,191      $  34,584
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

    In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Pegasus management believes that the disclosures are sufficient for interim financial reporting purposes.


 2. EARNINGS PER SHARE

    Basic net loss per share for the three and six months ended June 30, 2001 and 2000 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding.

    Due to the Company's net loss position for the three and six months ended June 30, 2001 and 2000, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Approximately 3.6 million and 3.2 million shares issuable upon the exercise of stock options were not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2001 and 2000, respectively.


 3. SEGMENT INFORMATION

    Based on the criteria set forth under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus is organized into two business segments - technology and hospitality. The technology segment provides central reservation systems ("CRS"), electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell and Golden Tulip brand names.

    The Company is organized primarily on the basis of services provided. Prior period segment information has been reclassified to conform to the current period presentation. Segment data includes an allocation of all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA"). Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used by analysts, investors and others as a measure of operating performance. Nevertheless, this measure should not be considered in isolation of, or as a substitute for, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

    The following table presents information about reported segments for the three months ended June 30 (in thousands):

                            Technology     Hospitality     Total
        2001                ----------     -----------     -----
        ----
        Net revenues         $ 27,644       $ 22,124     $ 49,768
        EBITDA                  6,919          2,802        9,721

        2000
        ----
        Net revenues           25,023         27,559       52,582
        EBITDA                  3,857          6,092        9,949

    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the three months ended June 30 is as follows (in thousands):

                                                    2001           2000
                                                   -------        -------
        Total EBITDA for reportable segments      $  9,721       $  9,949
        Depreciation and amortization              (16,403)       (16,997)
        Write-off of purchased in-process
        research and development                        --         (8,000)
        Interest income, net                           174            (31)
        Gain on sale of business unit                  749             --
        Equity in loss of investee                    (157)            --
        Other                                           79            115
        Consolidated loss before income taxes     $ (5,837)      $(14,964)


    The following table presents information about reported segments for the six months ended June 30 (in thousands):


                            Technology     Hospitality     Total
        2001                ----------     -----------     -----
        ----
        Net revenues         $ 54,433       $ 41,443     $ 95,876
        EBITDA                 12,957            918       13,875

        2000
        ----
        Net revenues           35,684         27,559       63,243
        EBITDA                  6,984          6,092       13,076


    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the six months ended June 30 is as follows (in thousands):

                                                    2001           2000
                                                   -------        -------
        Total EBITDA for reportable segments      $ 13,875       $ 13,076
        Depreciation and amortization              (32,828)       (17,601)
        Write-off of purchased in-process
          research and development                      --         (8,000)
        Interest income, net                           213          1,557
        Gain on sale of business units               5,538             --
        Equity in loss of investee                    (455)            --
        Other                                           36            115
        Consolidated loss before income taxes     $(13,621)      $(10,853)


 3. RESTRUCTURE COSTS

    During the first quarter of 2001, Pegasus incurred $797,000 of restructuring charges, consisting of $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our business intelligence operations. As of June 30, 2001, unpaid restructure costs, which are classified as accrued liabilities, were $312,000 and are expected to be paid within the next six months.


 5. SALE OF BUSINESS UNITS

    On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation ("IndeCorp") for approximately $12 million. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement with Pegasus. As part of the agreement, Pegasus is the exclusive provider of reservation technology, electronic reservation processing and commission processing services to the IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels. Pegasus also provides a host of other ancillary services to the IndeCorp brands.

    On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles ("NH") for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of
    $749,000 in the second quarter of 2001. In addition, NH signed one-year agreements with Pegasus for reservation and Utell services. As part of the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns. Pegasus' Utell subsidiary also provides worldwide marketing, sales and distribution services and a host of other ancillary services to all Golden Tulip Hotels and Tulip Inns.


 6. STOCKHOLDERS' EQUITY

    On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of June 30, 2001, the Company had purchased 196,000 shares for an aggregate $2.1 million pursuant to this buyback program.


 7. CONTINGENCIES

    Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.


 8. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FAS 133," was effective for Pegasus' first quarter financial statements in fiscal 2001. The adoption of FAS 133 did not have a material impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangibles" ("FAS 142"). FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. Except for combinations between two or more mutual enterprises, the provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. The Company will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's condensed consolidated balance sheet at June 30, 2001 relates to the REZ acquisition, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, the Company will discontinue the amortization of goodwill beginning in January 2002.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

 The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described under the heading "Risk Factors" in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2000.

 Reorganization

 On  January  30,  2001,   Pegasus   announced  the   reorganization  of  its
 corporate structure to realign its two business segments. We believe the reorganization will provide greater focus and accountability for each business. Prior period segment information has been reclassified to conform
 to the current  period presentation.   The  key differences  created by  the
 reorganization are as follows:

   * The technology company and the hospitality company are now operated separately. Each has its own dedicated employees while most corporate functions remain shared.
   * Commission Processing and TravelWeb.com, formerly within the hospitality company, are now part of the technology company.

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

 On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system and property management system services to our existing electronic distribution and commission processing services.

 Pegasus is organized into two operating companies - technology and hospitality. For the six months ended June 30, 2001, approximately 57 percent and 43 percent of Pegasus' consolidated revenue was derived from the technology and hospitality businesses, respectively.

 Technology

 The technology company includes central reservation system, or CRS, electronic distribution, commission processing and property management system, or PMS, services. Hotel companies are placing an increasing emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developing and operating their own technology solutions may not always be the most cost effective approach, particularly as this relates to CRS and PMS functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize the services of a third party such as Pegasus to provide CRS and PMS capability.

 Central Reservation System. Our RezView CRS is provided on an application service provider, or ASP, basis to more than 10,000 hotel properties, representing over 2.1 million hotel rooms worldwide. During 2000, we processed approximately 40 million hotel reservations through our CRS.
 Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

 Our CRS business provides hotel customers with a license for our RezView[R] CRS software as well as the hardware and facilities necessary to run their central reservation systems and process reservations. CRS also includes the following support services:

   *  System administration
   *  Database administration
   *  Electronic distribution channel management
   *  Telecommunications management
   *  Private-label voice reservation services

 CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. CRS revenues represented approximately 29 percent of total revenues for the six months ended June 30, 2001.

 Electronic Distribution. Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems, or GDSs, and travel-related Internet sites to a hotel's central reservation system. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

   * GDS connectivity - Pegasus Electronic Distribution is linked to all major GDSs and connects our hotel customers to travel agent terminals worldwide.
   * Third-party Web sites - We provide Web sites access to our hotel information database containing more than 40,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, Continental.com, Orbitz.com and our own TravelWeb.com.
   * Hotel Web sites - Our NetBookerTM service provides hotel companies with a hotel information database and Internet reservation capabilities. Hotel Web sites that are "Powered by Pegasus"[R] offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.
   * TravelWeb.com - TravelWeb.com is our interactive Internet site on which consumers can research and reserve hotel rooms around the world. TravelWeb.com contains detailed property information on more than 40,000 hotels and allows travelers to directly access hotels' central reservation systems to check room availability and make or cancel a reservation. Other features include hotel photos, maps, weather information and special discount programs.

 Pegasus Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Web site customers pay a one-time set-up fee for establishing the connection between a hotel's central reservation system and the third-party Web site. Pegasus Electronic Distribution revenues represented approximately 10 percent of total revenues for the six months ended June 30, 2001.

 Commission Processing. Pegasus Commission Processing provides a comprehensive and technologically advanced hotel commission processing service by collecting and consolidating checkout information and travel agency commissions on behalf of more than 32,000 properties representing a significant number of major hotel brands. Each month Pegasus Commission Processing consolidates and distributes millions of dollars in commission payments to its participating travel agencies, which number over 100,000 in more than 200 countries. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Pegasus Commission Processing processed approximately $266 million in hotel commissions during the six months ended June 30, 2001.

 Pegasus Commission Processing revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Our commission processing revenues represented approximately 16 percent of total revenues for the six months ended June 30, 2001.

 Property Systems and Services. As part of the REZ acquisition, we obtained the GuestView[R] PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. Property systems revenues for the six months ended June 30, 2001 primarily consisted of maintenance and support fees related to the GuestView software. In June 2001, Pegasus launched its new Web-based PMS service PegasusCentral and announced that Bass Hotels and Resorts had named it as one of two preferred PMS standards for its 2,600-plus properties.

 Hospitality

 The hospitality company includes hotel representation services offered under the Utell brand name, as well as Paytell, a service that allows travelers to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

 Hotel Representation. In order to sell their rooms in the marketplace, many independent hotels associate themselves with our hotel representation services and use our systems and infrastructure to market and make reservations for their rooms. Independent hotels join our hotel representation service for the following reasons:

   * To achieve a cost-effective presence in the primary electronic distribution channels - GDS and Internet.
   * To obtain global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.
   * To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.
   *  To benefit from worldwide sales and marketing support.

 Utell, our hotel representation service, provides hotel marketing, voice reservation, as well as GDS and Internet representation services for more than 6,000 hotels in more than 180 countries. Utell is the oldest, largest and most diverse hotel representation company in the world. It uses Pegasus' CRS, offering advanced electronic distribution capabilities, providing both GDS and Internet presence for its member hotels.

 Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 43 percent of total revenues for the six months ended June 30, 2001.

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

 Recent Developments

 On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation, or IndeCorp, for approximately $12 million. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement. As part of the agreement, Pegasus is the exclusive provider of reservation technology, electronic reservation processing and commission processing services to the IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels. Pegasus also provides a host of other ancillary services to the IndeCorp brands.

 On January 30, 2001, Pegasus announced the reorganization of its corporate structure to realign its two business segments. As part of the reorganization, our hotel representation business now operates under the Utell name as a wholly owned subsidiary of Pegasus Solutions, Inc. and represents our hospitality segment. Our technology segment consists of CRS, electronic distribution, including TravelWeb.com, commission processing and PMS services. We began using this new organizational structure for segment reporting in the first quarter of 2001.

 Management decided in the fourth quarter of 2000 not to seek new Pegasus Business Intelligence customers. Pegasus determined that the net book values of goodwill and certain other assets were impaired and recorded an asset impairment charge of $3.0 million in the fourth quarter of 2000. In March 2001, Pegasus notified employees and customers that it would be winding down its business intelligence operations. As a result, Pegasus incurred $221,000 of related severance and other expenses during the three months ended March 31, 2001.

 On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles, or NH, for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of $749,000 in the second quarter of 2001. In addition, NH signed one-year agreements with Pegasus for reservation and Utell services. As part of the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns. Pegasus' Utell subsidiary also provides a host of other ancillary services to all Golden Tulip Hotels and Tulip Inns.

 Our business, particularly our hotel representation business, is sensitive to changes in the demand for hotel rooms. Due to a weakened economic climate, we have seen a slowing in the travel market. Business travel, in particular, has been negatively impacted by companies' efforts to reduce costs. This decrease in the demand for hotel rooms negatively impacted our revenues for the three months ended June 30 2001.

 Results of Operations

 Pegasus completed the  acquisition of REZ  on April 3,  2000.   Accordingly,
 REZ's results of operations subsequent to the acquisition are included in the accompanying unaudited condensed consolidated financial statements.

 Three Months Ended June 30, 2001 and 2000

 Net Revenues. Net revenues for the three months ended June 30, 2001 decreased to $49.8 million from $52.6 million for the same period in 2000 primarily due to the sale of our Summit and Sterling brands and lost revenues from our discontinued business intelligence operations. Excluding the effect of businesses discontinued or sold, revenues increased $920,000 or 1.9 percent. An increase in revenues for CRS and commission processing services was offset by a decrease in hotel representation revenues.

 Revenues for our technology segment increased $2.6 million, or 10.5 percent, to $27.6 million for the three months ended June 30, 2001 compared to $25.0 million for the same period in 2000.

 CRS revenues increased $1.5 million, or 12.5 percent, to $13.7 million for the three months ended June 30, 2001 compared to $12.2 million for the same period in 2000 primarily due to adding new customers, such as Universal Studios and Kimpton Hotels, and providing more services to existing customers.

 Commission processing revenues increased $1.2 million, or 18.1 percent, to $7.8 million for the three months ended June 30, 2001 compared to $6.6 million for the same period in 2000. The increase was primarily due to a
 9.3 percent increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Growth in our reconciliation and tracking services revenue also contributed to the increase in commission processing revenues.

 Electronic distribution revenues were $5.2 million for the three months ended June 30, 2001 compared to $5.1 million for the same period in 2000. Both transaction growth rates and revenue growth were negatively impacted by the loss of business previously generated from some hotel Web sites, which terminated in the fall of 2000.

 Property systems and services generated revenues of $893,000 for the three months ended June 30, 2001 compared to $688,000 for the same period in 2000. Current property system operations primarily consist of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition.

 Revenues for our hospitality segment decreased by $5.4 million, or 19.7 percent, to $22.1 million for the three months ended June 30, 2001 compared to $27.6 million for the same period in 2000. The sale of our Summit and Sterling brands accounted for approximately $3.4 million of the decrease in revenues. Excluding the effect of the Summit and Sterling sale, hotel representation revenues decreased by $2.0 million, or 8.5 percent, primarily due to lower demand for travel, lower room rates and a depressed Euro.

 Cost of services. Cost of services was $24.9 million for the three months ended June 30, 2001 compared to $25.0 for the same period in 2000. Increased salaries were offset by a decrease in travel expense and other controllable costs as well as the sale of Summit and Sterling.

 Research and development.  Research and development expenses decreased  $1.2 million, or 42.8 percent, to $1.6 million for the three months ended June 30, 2001 compared to $2.8 million for the same period in 2000. The majority of our research and development costs for the three months ended June 30, 2001 was related to our Web-based PMS and was capitalized.

 Write-off of  purchased in-process  research and  development.   During  the
 three months ended June 30, 2000, Pegasus wrote-off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 General and administrative expenses. General and administrative expenses increased $1.1 million, or 17.2 percent, to $7.5 million for the three months ended June 30, 2001 compared to $6.4 million for the same period in 2000. General and administrative expenses increased primarily due to an increase in the use of professional services related to our enterprise-wide accounting and information system as well as increased payroll-related costs. These increases were partially offset by a decrease in travel expense and other controllable costs.

 Marketing and promotion expenses. Marketing and promotion expenses decreased $2.4 million, or 28.3 percent, to $6.1 million for the three months ended
 June 30, 2001 compared to $8.5 million for the same period in 2000. Marketing and promotion expenses decreased primarily due to a decrease in travel and other controllable costs as well as the reduction of the Pegasus Business Intelligence sales force. In addition, Utell is now outsourcing some of its marketing functions thereby resulting in lower costs.

 Depreciation and amortization. Depreciation and amortization expenses decreased $594,000, or 3.5%, to $16.4 million for the three months ended June 30, 2001 compared to $17.0 million for the same period in 2000. The decrease was primarily due to a reduction in purchased intangible assets associated with the sale of our Summit and Sterling brands and was slightly offset by property and equipment additions.

 Interest income, net. Net interest income was $174,000 for the three months ended June 30, 2001 compared to net interest expense of $31,000 for the same period in 2000. The net change was primarily due to the payment of a note payable to Reed Elsevier plc on June 14, 2001, as well as a decrease in interest expense on capital leases.

 Gain on sale of business unit. During the three months ended June 30, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. Proceeds from the sale were $2.0 million, and Pegasus recognized a pre-tax gain of $749,000.

 Equity in loss of investee. During the three months ended June 30, 2001, Pegasus incurred an expense of $38,000, representing its share of Global Enterprise Technology Solutions LLC, or GETS, net losses, and $119,000 of amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS.

 Provision for income taxes. Pegasus recorded an income tax benefit of $1.4 million, representing an effective tax rate of 23.5 percent, for the three months ended June 30, 2001 compared to an income tax benefit of $1.8 million, representing an effective tax rate of 12.1 percent, for the three months ended June 30, 2000. The effective tax rates for the three months ended June 30, 2001 and 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting.

 Six Months Ended June 30, 2001 and 2000

 Net Revenues. Net revenues for the six months ended June 30, 2001 increased to $95.9 million from $63.2 million for the same period in 2000 primarily due to the inclusion of a full six months of revenue from the acquisition of REZ on April 3, 2000. The increase was offset by both the sale of our Summit and Sterling brands and lost revenues from our discontinued business intelligence operations.

 Revenues for our technology segment increased to $54.4 million for the six months ended June 30, 2001 compared to $35.7 million for the same period in 2000 primarily due to the acquisition of REZ and increased revenues for commission processing and CRS services.

 CRS revenues increased to $27.8 million for the six months ended June 30, 2001 compared to $12.2 million for the same period in 2000, primarily due to the inclusion of a full six months of revenue from the REZ acquisition. In addition, Pegasus added new customers, such as Universal Studios and Kimpton Hotels, and provided more services to existing customers.

 Commission processing revenues increased $3.2 million, or 27.6 percent, to $14.9 million for the six months ended June 30, 2001 compared to $11.7 million for the same period in 2000. The increase was primarily due to a
 13.6 percent increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Growth in our reconciliation and tracking services revenue also contributed to the increase in commission processing revenues.

 Electronic distribution revenues decreased $486,000, or 4.7 percent, to $9.9 million for the six months ended June 30, 2001 compared to $10.4 million for the same period in 2000. Both transaction growth rates and revenue growth were negatively impacted by the loss of business previously generated from some hotel Web sites, which terminated in the fall of 2000.

 Property systems and services generated revenues of $1.6 million for the six months ended June 30, 2001 compared to $688,000 for the same period in 2000. The increase was primarily due to the inclusion of a full six months of revenue from the REZ acquisition. Current property system operations primarily consist of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition.

 Revenues for our hospitality segment increased to $41.4 million for the six months ended June 30, 2001 compared to $27.6 million for the same period in 2000 primarily due to the inclusion of a full six months of revenue from the REZ acquisition. This increase was offset by a decrease in revenues resulting from the sale of our Summit and Sterling brands, lower demand for travel, lower room rates and a depressed Euro.

 Cost of services. Cost of services increased to $51.2 million for the six months ended June 30, 2001, compared to $28.5 million for the same period in 2000 primarily due to the inclusion of a full six months of costs from the REZ acquisition. In addition, increased salaries were offset by a decrease in travel expense and other controllable costs as well as the sale of Summit and Sterling.

 Restructure costs. During the six months ended June 30, 2001, Pegasus incurred $797,000 of restructuring charges, consisting of $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our business intelligence operations.

 Research and development. Research and development expenses increased to $3.6 million for the six months ended June 30, 2001 compared to $3.4 million for the same period in 2000. This increase was primarily due to the inclusion of a full six months of costs from the REZ acquisition. The majority of our research and development costs for the six months ended June 30, 2001 was related to our Web-based PMS and was capitalized, partially offsetting the increase in expense.

 Write-off of purchased in-process research and development. During the six months ended June 30, 2000, Pegasus wrote-off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 General and administrative expenses. General and administrative expenses increased to $14.0 million for the six months ended June 30, 2001 compared to $8.3 million for the same period in 2000 primarily due to the inclusion of a full six months of costs from the REZ acquisition. In addition, an increase in the use of professional services related to our enterprise-wide accounting and information system and increases in payroll-related costs also resulted in increased general and administrative expenses and were partially offset by a decrease in travel expense and other controllable costs.

 Marketing and promotion expenses. Marketing and promotion expenses increased to $12.4 million for the six months ended June 30, 2001 compared to $10.1 million for the same period in 2000 primarily due to the inclusion of a full six months of costs from the REZ acquisition. This increase was partially offset by a decrease in travel and other controllable costs as well as the reduction of the Pegasus Business Intelligence sales force. In addition, Utell is now outsourcing some of its marketing functions thereby resulting in lower costs.

 Depreciation and amortization. Depreciation and amortization expenses increased to $32.8 million for the six months ended June 30, 2001 compared to $17.6 million for the same period in 2000 primarily as a result of the inclusion of a full six months of depreciation from the REZ acquisition and property and equipment additions. This increase was partially offset by a reduction in purchased intangible assets associated with the sale of our Summit and Sterling brands.

 Interest income, net. Net interest income decreased to $213,000 for the six months ended June 30, 2001 compared to $1.6 million for the same period in 2000. Interest income decreased $1.2 million due to the utilization of our marketable securities to fund the REZ acquisition. Interest expense increased $162,000 due to an additional three months of accrued interest on a note payable to Reed Elsevier plc, the former majority REZ shareholder.

 Gain on sale of business units. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for approximately $12 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. During the six months ended June 30, 2001, Pegasus recognized a pre-tax gain of $5.5 million related to these two transactions.

 Equity in loss of investee. During the six months ended June 30, 2001, Pegasus incurred expense of $38,000, representing its share of GETS net losses, and $417,000 of amortization expense for the excess cost over net assets acquired for our investment in GETS.

 Provision for income taxes. Pegasus recorded an income tax benefit of $2.6 million for the six months ended June 30, 2001, representing an effective tax rate of 19.4 percent. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax benefit of $724,000 for the six months ended June 30, 2000, representing an effective tax rate of 6.7 percent of pretax income. The effective tax rate for the six months ended June 30, 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting and offset by tax-exempt interest income.

 Liquidity and Capital Resources

 Pegasus' principal sources of liquidity at June 30, 2001 included cash and cash equivalents of $17.2 million, short-term investments of $9.8 million, restricted cash of $5.4 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 2000 included cash and cash equivalents of $32.6 million, short-term investments of $1.6 million, restricted cash of $4.6 million and an unused revolving credit facility of $30.0 million.

 Restricted cash represents funds for travel agency commission checks that were not negotiated by travel agencies within one year of their original issuance. After one year, the bank places a stop on the outstanding travel agency commission checks and returns the funds to Pegasus. Pegasus records a liability for an amount equal to the restricted cash recorded upon receipt of the funds from the bank. The reasons for the checks not clearing include travel agencies going out of business, change in address or the checks being lost. If the travel agency cannot be located, then the funds are paid to their state of residence as required by the unclaimed property laws of their state.

 Pegasus had working capital of $4.4 million at June 30, 2001 compared to $6.2 million at December 31, 2000. Working capital decreased primarily as a result of early payment of our $20 million note payable to Reed Elsevier. Net cash provided by operating activities increased to $18.2 million for the six months ending June 30, 2001 from $10.4 million for the same period in 2000 primarily due to an increased focus on cost containment.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $8.1 million for the six months ended June 30, 2001 compared to $2.7 million for the same period in 2000. Additional uses of cash for investing activities for the six months ended June 30, 2001 included the purchase of marketable securities. Pegasus has financed its cash requirements for investments primarily through cash generated from operations, the sale of capital stock, the sale of the Summit, Sterling and Golden Tulip brands and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures during 2001 will range from approximately $14 to $16 million primarily related to adding capacity to existing systems and software development.

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at August 10, 2001.

 On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of August 10, 2001, Pegasus had repurchased 196,000 shares at a cost of $2.1 million.

 On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Tempe, Arizona-based GETS, a provider of hotel property management systems. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20 percent interest for a combination of Pegasus common stock and cash totaling $5 million. Pegasus has the right to acquire full ownership of GETS for Pegasus common stock and cash. As part of the transaction, Pegasus obtained an exclusive license for the new Internet-based application service provider property management system developed by GETS. Pegasus is currently funding and directing further development of the system. As of August 10, 2001, Pegasus had funded development costs of $4.9 million.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   *  Operational cash requirements
   *  Competitive pressures
   *  Development of new services and applications
   *  Acquisition of complimentary businesses or technologies
   *  Response to unanticipated cash requirements

 Pegasus believes that its cash flows from operations, together with funds available from debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

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

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangibles" ("FAS 142"). FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. Except for combinations between two or more mutual enterprises, the provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. Pegasus will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in Pegasus' condensed consolidated balance sheet at June 30, 2001 relates to the REZ acquisition, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, Pegasus will discontinue the amortization of goodwill beginning in January 2002.

 Part II - Other Information

 Item 1. Legal Proceedings - Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

 Item 4. Submission of Matters to Vote of Security Holders - Pegasus held its annual meeting of stockholders on Tuesday, May 8, 2001. At the annual meeting, Pegasus stockholders took the following actions:

      1) By a vote of 19,052,545 for and 959,230 withheld, the stockholders elected William C. Hammett, Jr. as Class I Director for a term of three years or until his successor is elected and qualified.
      2) By a vote of 19,052,484 for and 959,291 withheld, the stockholders elected Thomas F. O'Toole as Class I Director for a term of three years or until his successor is elected and qualified.
      3) By a vote of 11,019,113 for, 8,981,882 against and 10,780 abstaining, the stockholders approved amendments to our 1997 Amended Stock Option Plan that provide for an annual replenishment of the number of shares of common stock reserved for issuance under the plan and deletes the right to reprice any option grant or materially amend the plan without stockholder approval.

 Item 5.  Other Information

          The Company's independent accountants have not yet completed their preissuance review of the Company's interim financial statements for the quarter ended June 30, 2001.

 Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          Not applicable

      (b) Reports on Form 8-K

          Not applicable




 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.




         August 14, 2001                               /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                           Chairman and Chief
                                                            Executive Officer


         August 14, 2001                                    /s/ SUSAN K. COLE
                                                            -----------------
                                                               Susan K. Cole,
                                                     Chief Financial Officer,
                                               (principal accounting officer)