Form 10-Q/A
period 2001-03-31
PEGASUS SOLUTIONS INC
filed 2001-11-15
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                 FORM 10-Q/A

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

                           PEGASUS SOLUTIONS, INC.

                                 FORM 10-Q/A

                     For the Quarter Ended March 31, 2001


 The Registrant hereby amends the following sections of its Form 10-Q for the quarter ended March 31, 2001.

                                                                      Page
    Part I.  Financial Information                                    ----

    Item 1.  Financial Statements (unaudited)                           3

        a)   Condensed Consolidated Balance Sheets as of March 31,
             2001 and December 31, 2000                                 4
        b)   Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2001 and 2000                 5
        c)   Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2001 and 2000                 6
        d)   Notes to Condensed Consolidated Financial Statements       7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11

   Signatures                                                          20

 Part I - Financial Information
 Item 1.  Financial Statements


 This Form 10-Q/A amends Pegasus' quarterly report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001, to reflect a revision of Pegasus' condensed consolidated financial statements as of and for the quarter ended March 31, 2001. Only those sections of the Form 10-Q filed on May 15, 2001 that have been amended by this report have been included in this Form 10-Q/A. With the exception of the information provided in note 5 to the condensed consolidated financial statements and also in management's discussion and analysis under the heading "Recent Developments," Pegasus has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to Pegasus' May 15, 2001 filing of the Form 10-Q.

                             PEGASUS SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                March 31,
                                                  2001
                                               (unaudited        December 31,
                                              and amended)          2000
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      30,800      $      32,576
 Restricted cash                                     4,618              4,574
 Short-term investments                              5,808              1,563
 Accounts receivable, net                           36,007             29,889
 Other current assets                                3,805              4,189
                                              ------------       ------------
    Total current assets                            81,038             72,791

 Property and equipment, net                        61,844             64,434
 Intangible assets, net                             52,666             62,909
 Goodwill, net                                     146,145            149,764
 Other noncurrent assets                             7,986              7,807
                                              ------------       ------------
       Total assets                                349,679            357,705
                                              ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities           45,989             42,309
 Deferred tax liability                             12,078             12,078
 Unearned income                                    13,292              9,428
 Other current liabilities                           5,900              2,771
                                              ------------       ------------
    Total current liabilities                       77,259             66,586

 Deferred tax liability                              1,823              8,961
 Note payable                                       20,000             20,000
 Other noncurrent liabilities                        2,593              1,586

 Stockholders' equity:
    Preferred stock, $.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $.01 par value; 50,000
      shares authorized; 24,880 and 24,873
      shares issued, respectively                      249                249
    Additional paid-in capital                     288,495            288,422
    Unearned compensation                             (124)              (157)
    Accumulated comprehensive loss                    (252)              (265)
    Accumulated deficit                            (37,584)           (26,501)
    Less treasury stock at cost (402 and
      245 shares, respectively)                     (2,780)            (1,176)
                                              ------------       ------------
       Total stockholders' equity                  248,004            260,572
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     349,679      $     357,705
                                              ============       ============

 See accompanying notes to condensed consolidated financial statements

                             PEGASUS SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                  2001
                                                (amended)            2000
                                              ------------       ------------
 Net revenues                                $      46,108      $      10,661

 Cost of services                                   26,259              3,431
 Restructure costs                                     797                  -
 Research and development                            1,994                603
 General and administrative expenses                 6,552              1,905
 Marketing and promotion expenses                    6,352              1,594
 Depreciation and amortization                      16,425                605
                                              ------------       ------------
 Operating income (loss)                           (12,271)             2,523
 Other income (expense):
    Interest income, net                                39              1,594
    Loss on sale of business unit                     (671)                 -
    Equity in loss of investee                        (298)                 -
    Other                                              (43)                (6)
                                              ------------       ------------
 Income (loss) before income taxes                 (13,244)             4,111
 Income tax expense (benefit)                       (2,161)             1,090
                                              ------------       ------------
 Net income (loss)                           $     (11,083)     $       3,021
                                              ============       ============
 Other comprehensive income - change in
    unrealized loss, net of tax                         13                 19
                                              ------------       ------------
 Comprehensive income (loss)                 $     (11,070)     $       3,040
                                              ============       ============
 Net income (loss) per share:
    Basic                                    $       (0.45)     $        0.15
                                              ============       ============
    Diluted                                  $       (0.45)     $        0.14
                                              ============       ============
 Weighted average shares outstanding:
    Basic                                           24,596             20,356
                                              ============       ============
    Diluted                                         24,596             21,048
                                              ============       ============

 See accompanying notes to condensed consolidated financial statements

                             PEGASUS SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2001
                                                      (amended)        2000
                                                      --------       --------
 Cash flows from operating activities:
   Net income (loss)                                 $ (11,083)     $   3,021
   Adjustments to reconcile net income to
     net cash from operating activities:
     Depreciation and amortization                      16,425            605
     Loss on sale of business unit                         671              -
     Other                                               1,938            392
     Changes in assets and liabilities:
       Restricted cash                                     (44)          (631)
       Accounts receivable                              (7,832)        (1,357)
       Other assets                                     (2,107)        (1,675)
       Accounts payable and accrued liabilities          6,556          1,642
       Unearned income                                   3,865          1,674
       Other liabilities                                (3,863)           125
                                                      --------       --------
         Net cash provided by operating activities       4,526          3,796
                                                      --------       --------
 Cash flows from investing activities:
   Proceeds from sale of business unit                   2,894              -
   Purchase of software, property and equipment         (3,363)        (1,319)
   Purchase of marketable securities                    (7,699)             -
   Proceeds from maturity of marketable securities       2,000         27,794
   Repayment of customer advance                         1,500              -
                                                      --------       --------
       Net cash provided by (used for)
         investing activities                           (4,668)        26,475
                                                      --------       --------
 Cash flows from financing activities:
   Proceeds from issuance of stock                          66            126
   Purchase of treasury stock                           (1,604)             -
   Repayment of capital leases                             (96)           (53)
                                                      --------       --------
     Net cash provided by (used for)
       financing activities                             (1,634)            73
                                                      --------       --------
 Net increase (decrease) in cash and cash equivalents   (1,776)        30,344
 Cash and cash equivalents, beginning of period         32,576        104,616
                                                      --------       --------
 Cash and cash equivalents, end of period            $  30,800      $ 134,960
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

    The following table presents information about reported segments for the three months ended
    March 31 (in thousands):

                            Technology  Hospitality     Total
                            ----------  -----------     -----
           2001
           ----
           Net revenues      $ 26,788     $ 19,320    $ 46,108
           EBITDA               5,469       (1,315)      4,154

           2000
           ----
           Net revenues        10,661           --      10,661
           EBITDA               3,128           --       3,128


    A  reconciliation of total  segment EBITDA to  total consolidated  income
    (loss) before income taxes for the three months ended March 31 is as follows (in thousands):

                                                       2001
                                                    (amended)       2000
                                                     -------      -------
         Total EBITDA for reportable segments       $  4,154     $  3,128
         Depreciation and amortization               (16,425)        (605)
         Interest income, net                             39        1,594
         Loss on sale of business unit                  (671)          --
         Equity in loss of investee                     (298)          --
         Other                                           (43)          (6)
                                                     -------      -------
         Consolidated income (loss) before
           income taxes                             $(13,244)    $  4,111
                                                     =======      =======


 3. RESTRUCTURE COSTS

    During the three months ended March 31, 2001, Pegasus incurred $797,000 of restructuring charges, including $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our Business Intelligence operations. As of March 31, 2001, unpaid restructure costs were $778,000.


 5. SALE OF BUSINESS UNIT

    On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation ("IndeCorp") for approximately $12 million, including scheduled future payments due upon member hotel contract renewals. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement and a three-year hotel representation agreement with Pegasus. As part of the agreements, Pegasus is the exclusive provider of reservation technology, electronic reservation processing and commission processing services to the IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels. Pegasus also provides a host of other ancillary services to the IndeCorp businesses.

    At the time of the sale of the Summit and Sterling brand businesses, Pegasus concluded that the scheduled future payments represented a determinable payment stream. Pegasus has determined that the sale agreement cannot be accounted for consistent with this initial conclusion. On November 9, 2001, Pegasus and IndeCorp amended the original sale agreement to provide for a promissory note in the principal amount of $6 million payable by IndeCorp to Pegasus that replaces the scheduled future payments under the original agreement with a fixed and determinable payment stream for a period of eight years commencing July 1, 2002 and bearing interest at 7 percent. The discounted value of this promissory note is $5.5 million.

    The amendment of the original sale agreement further provides that (1) Pegasus receive from IndeCorp a $2.8 million promissory note to replace outstanding trade receivables, and (2) the term of the existing technology services and hotel representation agreements with IndeCorp be extended for an additional 1.5 years. This promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent.

    Pegasus has revised the pre-tax gain on the sale of the Summit and Sterling brand businesses recorded in the quarter ended March 31, 2001 to exclude the amounts related to the scheduled future payments. Accordingly, the previously recognized pre-tax gain of $4.8 million has been revised to a $671,000 pre-tax loss. To reflect the structure of the amended sale agreement, Pegasus will recognize the $5.5 million pre-tax gain on the sale related to the promissory note that replaces the scheduled future payments in the quarter ended December 31, 2001. The revision and the timing of the recognition of the gain in the quarter ended December 31, 2001 is not expected to have any material impact on the Company's consolidated statement of operations for the year ended December 31, 2001.




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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q/A contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described under the heading "Risk Factors" in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2000.

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


 Recent Developments

 On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation, or IndeCorp, for approximately $12 million, including scheduled future payments due upon member hotel contract renewals. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In the first quarter of 2001, Pegasus recognized a pre-tax gain of $4.8 million related to the sale of these two brands. In addition, IndeCorp signed a five-year technology services agreement and a three-year hotel representation agreement with Pegasus. As part of the agreements, Pegasus is the exclusive provider of reservation technology, electronic reservation processing and commission processing services to the IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels. Pegasus also provides a host of other ancillary services to the IndeCorp businesses.

 At the time of the sale of the Summit and Sterling brand businesses, Pegasus concluded that the scheduled future payments represented a determinable payment stream. Pegasus has determined that the sale agreement can not be accounted for consistent with this initial conclusion. On November 9, 2001, Pegasus and IndeCorp amended the original sale agreement to provide for a promissory note in the principal amount of $6 million payable by IndeCorp to Pegasus that replaces the scheduled future payments under the original agreement with a fixed and determinable payment stream for a period of eight years commencing July 1, 2002 and bearing interest at 7 percent. The discounted value of this promissory note is $5.5 million.

 The amendment of the original sale agreement further provides that (1) Pegasus receive from IndeCorp a $2.8 million promissory note to replace outstanding trade receivables, and (2) the term of the existing technology services and hotel representation agreements with IndeCorp be extended for an additional 1.5 years. This promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent.

 Pegasus has revised the pre-tax gain on the sale of the Summit and Sterling brand businesses recorded in the quarter ended March 31, 2001 to exclude the amounts related to the scheduled future payments. Accordingly, the previously recognized pre-tax gain of $4.8 million has been revised to a $671,000 pre-tax loss. To reflect the structure of the amended sale agreement, Pegasus will recognize the $5.5 million pre-tax gain on the sale related to the promissory note that replaces the scheduled future payments in the quarter ended December 31, 2001. The revision and the timing of the recognition of the gain in the quarter ended December 31, 2001 is not expected to have any material impact on the Company's consolidated statement of operations for the year ended December 31, 2001. The following table illustrates the net change resulting from this revision (in thousands):

                                                             As of
                                                      --------------------
                                                     March 31, December 31,
                                                        2001         2001
                                                      --------------------
       Balance sheet:
       Total assets increase (decrease)               $(5,460)      $5,460
       Total liabilities decrease (increase)              891         (891)
                                                      --------------------
       Accumulated deficit decrease (increase)        $(4,569)      $4,569
                                                      ====================

                                                         Quarter ended
                                                      --------------------
                                                     March 31,  December 31,
                                                        2001        2001
                                                      --------------------
       Statement of operations:
       Gain on sale of business unit increase
         (decrease)                                   $(5,460)     $ 5,460

       Loss before income taxes decrease (increase)    (5,460)       5,460
       Income tax benefit decrease (increase)            (891)         891
                                                      --------------------
       Net loss decrease (increase)                   $(4,569)     $ 4,569
                                                      ====================
       Basic and diluted net loss per share decrease
       (increase)                                     $ (0.19)     $  0.19*
                                                      ====================

       * Assumes weighted average shares outstanding of 24,600, which is not expected to be materially different from weighted average shares outstanding for the three months ended September 30, 2001.



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

 Electronic Distribution revenues decreased $193,000, or 3.9 percent, to $4.7 million for the three months ended March 31, 2001 compared to $4.9 million for the same period in 2000. Both transaction growth rates and revenue growth was negatively impacted by the loss of business previously generated from some hotel Web sites which terminated in the fall of 2000.

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


 Loss on sale of business unit. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation for approximately $12 million, which included scheduled future payments with an estimated net realizable value of $5.5 million. During the three months ended March 31, 2001, Pegasus recognized a pre-tax loss of $671,000 related to the sale of these two businesses.


 Equity in loss of investee. During the three months ended March 31, 2001, Pegasus incurred $298,000 of amortization expense for the excess cost over net assets acquired for our investment in GETS. GETS has operated at approximately break-even since Pegasus' initial 20 percent investment.

 Provision for income taxes. Pegasus recorded an income tax benefit of $2.2 million for the three months ended March 31, 2001. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax provision of $1.1 million for the three months ended March 31, 2000, an effective tax rate of 26.5 percent of pretax income. The effective tax rate for the three months ended March 31, 2000 differed from the statutory rate primarily due to tax-exempt interest income.


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

 Working capital decreased to $3.8 million at March 31, 2001 from $6.2 million at December 31, 2000, and net cash provided by operating activities increased to $4.5 million in for the three months ending March 31, 2001 from $3.8 million for the same period in 2000.

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


                                                      PEGASUS SOLUTIONS, INC.




         November 15, 2001                             /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                           Chairman and Chief
                                                            Executive Officer


         November 15, 2001                                  /s/ SUSAN K. COLE
                                                            -----------------
                                                               Susan K. Cole,
                                                     Chief Financial Officer,
                                               (principal accounting officer)