Form 10-Q/A
period 2001-06-30
PEGASUS SOLUTIONS INC
filed 2001-11-15
CIK 1040261

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

                           PEGASUS SOLUTIONS, INC.

                                 FORM 10-Q/A

                     For the Quarter Ended June 30, 2001


 The Registrant hereby amends the following sections of its Form 10-Q for the quarter ended June 30, 2001.


                                                                        Page
    Part I.  Financial Information                                      ----

    Item 1.  Financial Statements                                        3

        a)   Condensed Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and December 31, 2000                           4
        b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended
             June 30, 2001 and 2000 (unaudited)                          5
        c)   Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000 (unaudited)         6
        d)   Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11

   Part II.  Other Information

   Item 5.   Other Information                                          22

   Signatures                                                           23

 Part I  - Financial Information
 Item 1. - Financial Statements



 This Form 10-Q/A amends Pegasus' quarterly report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 14, 2001, to reflect a revision of Pegasus' condensed consolidated financial statements as of and for the six months ended June 30, 2001. Only those sections of the Form 10-Q filed on August 14, 2001 that have been amended by this report have been included in this Form 10-Q/A. With the exception of the information provided in note 5 to the condensed consolidated financial statements and also in management's discussion and analysis under the heading "Recent Developments," Pegasus has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to Pegasus' August 14, 2001 filing of the Form 10-Q.

                            PEGASUS SOLUTIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                June 30,
                                                  2001
                                               (unaudited        December 31,
                                              and amended)           2000
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      17,191      $      32,576
 Restricted cash                                     5,404              4,574
 Short-term investments                              9,836              1,563
 Accounts receivable, net                           30,190             29,889
 Other current assets                                3,518              4,189
                                              ------------       ------------
    Total current assets                            66,139             72,791

 Goodwill, net                                     142,085            149,764
 Property and equipment, net                        60,737             64,434
 Intangible assets, net                             45,049             62,909
 Other noncurrent assets                             7,619              7,807
                                              ------------       ------------
       Total assets                          $     321,629      $     357,705
                                              ============       ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      33,780      $      36,097
 Deferred tax liability                             12,074             12,078
 Income tax payable                                  1,819              6,212
 Unearned income                                    10,732              9,428
 Customer deposits                                   4,977              2,691
 Other current liabilities                           1,444                 80
                                              ------------       ------------
    Total current liabilities                       64,826             66,586

 Note payable                                            -             20,000
 Deferred tax liability                              5,212              8,961
 Other noncurrent liabilities                        8,011              1,586

 Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $0.01 par value; 50,000
      shares authorized; 24,963 and 24,873
      shares issued, respectively                      249                249
    Additional paid-in capital                     288,974            288,422
    Unearned compensation                              (91)              (157)
    Accumulated comprehensive loss                    (258)              (265)
    Accumulated deficit                            (42,051)           (26,501)
    Less treasury stock at cost (442 and
      245 shares, respectively)                     (3,243)            (1,176)
                                              ------------       ------------
       Total stockholders' equity                  243,580            260,572
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     321,629      $     357,705
                                              ============       ============

 See accompanying notes to condensed consolidated financial statements


                           PEGASUS SOLUTIONS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ---------------------   ---------------------
                                                                      2001
                                              2001        2000      (amended)     2000
                                            ---------   ---------   ---------   ---------
 Net revenues                              $   49,768  $   52,582      95,876  $   63,243

 Cost of services                              24,930      25,040      51,189      28,472
 Restructure costs                                  -           -         797           -
 Research and development                       1,579       2,759       3,573       3,362
 Write-off of purchased in-process
   research and development                         -       8,000           -       8,000
 General and administrative expenses            7,472       6,373      14,024       8,278
 Marketing and promotion expenses               6,066       8,461      12,418      10,055
 Depreciation and amortization                 16,403      16,997      32,828      17,601
                                            ---------   ---------   ---------   ---------
 Operating loss                                (6,682)    (15,048)    (18,953)    (12,525)
 Other income (expense):
    Interest income (expense), net                174         (31)        213       1,557
    Gain on sale of business units                749           -          78           -
    Equity in loss of investee                   (157)          -        (455)          -
    Other                                          79         115          36         115
                                            ---------   ---------   ---------   ---------
 Loss before income taxes                      (5,837)    (14,964)    (19,081)    (10,853)
 Income tax benefit                            (1,370)     (1,814)     (3,531)       (724)
                                            ---------   ---------   ---------   ---------
 Net loss                                  $   (4,467) $  (13,150) $  (15,550)    (10,129)
                                            =========   =========   =========   =========
 Other comprehensive income - change in
    unrealized loss, net of tax                    (6)        544           7         562
                                            ---------   ---------   ---------   ---------
 Comprehensive loss                        $   (4,473) $  (12,606) $  (15,543)     (9,567)
                                            =========   =========   =========   =========
 Basic and diluted net loss per share      $    (0.18) $    (0.54) $    (0.63) $    (0.46)
                                            =========   =========   =========   =========
 Basic and diluted weighted average
   shares outstanding                      $   24,490  $   24,157  $   24,539  $   22,257
                                            =========   =========   =========   =========

 See accompanying notes to condensed consolidated financial statements


                          PEGASUS SOLUTIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        2001
                                                      (amended)        2000
                                                      --------       --------
 Cash flows from operating activities:
   Net loss                                          $ (15,550)     $ (10,129)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation and amortization                      32,828         17,601
     Gain on sale of business units                        (78)             -
     Write-off of purchased in-process
       research and development                              -          8,000
     Provision for bad debt                              2,000            634
     Other                                                 630           (135)
     Changes in assets and liabilities:
       Restricted cash                                    (830)          (965)
       Accounts receivable                              (2,515)         2,104
       Other assets                                     (1,783)         4,082
       Accounts payable and accrued liabilities          1,430        (13,301)
       Unearned income                                   1,304          1,866
       Other liabilities                                   809            597
                                                      --------       --------
         Net cash provided by operating activities      18,245         10,354
                                                      --------       --------
 Cash flows from investing activities:
   Proceeds from sale of business units                  4,536              -
   Purchase of REZsolutions, Inc.                            -        (95,865)
   Purchase of software, property and equipment         (8,129)        (2,703)
   Purchase of marketable securities                   (12,716)             -
   Proceeds from maturity of marketable securities       2,976         35,294
   Repayment of customer advance                         1,500              -
   Other                                                   136             49
                                                      --------       --------
       Net cash used for investing activities          (11,697)       (63,225)
                                                      --------       --------
 Cash flows from financing activities:
   Proceeds from issuance of stock                         230            162
   Repayment of notes payable                          (20,000)       (16,995)
   Purchase of treasury stock                           (2,067)             -
   Repayment of capital leases                             (96)          (328)
                                                      --------       --------
     Net cash used for financing activities            (21,933)       (17,161)
                                                      --------       --------
 Net decrease in cash and cash equivalents             (15,385)       (70,032)
 Cash and cash equivalents, beginning of period         32,576        104,616
                                                      --------       --------
 Cash and cash equivalents, end of period            $  17,191      $  34,584
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

    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the three months ended June 30 is as follows (in thousands):

                                                     2001           2000
                                                   -------        -------
        Total EBITDA for reportable segments      $  9,721       $  9,949
        Depreciation and amortization              (16,403)       (16,997)
        Write-off of purchased in-process
          research and development                      --         (8,000)
        Interest income, net                           174            (31)
        Gain on sale of business unit                  749             --
        Equity in loss of investee                    (157)            --
        Other                                           79            115
                                                   -------        -------
        Consolidated loss before income taxes     $ (5,837)      $(14,964)
                                                   =======        =======

    The following table presents information about reported segments for the six months ended June 30 (in thousands):

                            Technology     Hospitality     Total
        2001                ----------     -----------     -----
        ----
        Net revenues         $ 54,433       $ 41,443     $ 95,876
        EBITDA                 12,957            918       13,875

        2000
        ----
        Net revenues           35,684         27,559       63,243
        EBITDA                  6,984          6,092       13,076


    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the six months ended June 30 is as follows (in thousands):
                                                    2001
                                                  (amended)        2000
                                                   -------        -------
        Total EBITDA for reportable segments      $ 13,875       $ 13,076
        Depreciation and amortization              (32,828)       (17,601)
        Write-off of purchased in-process
          research and development                      --         (8,000)
        Interest income, net                           213          1,557
        Gain on sale of business units                  78             --
        Equity in loss of investee                    (455)            --
        Other                                           36            115
                                                   -------        -------
        Consolidated loss before income taxes     $(19,081)      $(10,853)
                                                   =======        =======


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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangibles" ("FAS 142"). FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of FAS 141 generally apply to all business combinations initiated after June 30, 2001. The Company will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's condensed consolidated balance sheet at June 30, 2001 relates to the REZ acquisition, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, the Company will discontinue the amortization of goodwill beginning in January 2002.

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

                                                             As of
                                                      --------------------
                                                     June 30,  December 31,
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
                                                      ====================

                                                          Quarter ended
                                                      --------------------
                                                     March 31,  December 31,
                                                       2001           2001
                                                      --------------------
       Statement of operations:
       Gain on sale of business unit increase
         (decrease)                                   $(5,460)      $5,460
       Loss before income taxes decrease (increase)    (5,460)       5,460
       Income tax benefit decrease (increase)            (891)         891
                                                      --------------------
       Net loss decrease (increase)                   $(4,569)      $4,569
                                                      ====================
       Basic and diluted net loss per share decrease
         (increase)                                   $ (0.19)      $ 0.19*
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

 Gain on sale of business units. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand business to IndeCorp Corporation for approximately $12 million, which included scheduled future payments with an estimated realizable value of $5.5 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. During the six months ended June 30, 2001, Pegasus recognized a pre-tax gain of $78,000 related to these two transactions.

 Equity in loss of investee. During the six months ended June 30, 2001, Pegasus incurred expense of $38,000, representing its share of GETS net losses, and $417,000 of amortization expense for the excess cost over net assets acquired for our investment in GETS.

 Provision for income taxes. Pegasus recorded an income tax benefit of $3.5 million for the six months ended June 30, 2001, representing an effective tax rate of 18.5 percent. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax benefit of $724,000 for the six months ended June 30, 2000, representing an effective tax rate of 6.7 percent of pretax income. The effective tax rate for the six months ended June 30, 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting and offset by tax-exempt interest income.

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

 Pegasus had working capital of $1.3 million at June 30, 2001 compared to $6.2 million at December 31, 2000. Working capital decreased primarily as a result of early payment of our $20 million note payable to Reed Elsevier. Net cash provided by operating activities increased to $18.2 million for the six months ending June 30, 2001 from $10.4 million for the same period in 2000 primarily due to an increased focus on cost containment.

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

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or FAS 141, and No. 142, "Goodwill and Other Intangibles," or FAS 142. FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of FAS 141 generally apply to all business combinations initiated after June 30, 2001. Pegasus will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in Pegasus' condensed consolidated balance sheet at June 30, 2001 relates to the REZ acquisition, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, Pegasus will discontinue the amortization of goodwill beginning in January 2002.

 Part II - Other Information


 Item 5.  Other Information

      The Company's independent accountants have completed their review of the Company's interim financial statements for the quarter ended June 30, 2001.




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