Form 10-Q
period 2001-09-30
PEGASUS SOLUTIONS INC
filed 2001-11-15
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2001

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

                          Yes  [ X ]     No  [   ]

 The number of shares of the registrant's common stock outstanding as of November 7, 2001 was 24,595,000.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                   For the Quarter Ended September 30, 2001

                                    INDEX

                                                                        Page
  Part I.  Financial Information                                        ----

  Item 1.  Financial Statements

       a)  Condensed Consolidated Balance Sheets as of September 30,
           2001 (unaudited) and December 31, 2000                        3
       b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended
           September 30, 2001 and 2000 (unaudited)                       4
       c)  Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000 (unaudited)     5
       d)  Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11

  Part II. Other Information

  Item 1.  Legal Proceedings                                            23
  Item 6.  Exhibits and Reports on Form 8-K                             23

  Signatures                                                            24

 Part I - Financial Information
 Item 1.  Financial Statements

                            PEGASUS SOLUTIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                             September 30,       December 31,
                                                 2001                2000
                                             (unaudited)
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      10,431      $      32,576
 Restricted cash                                     5,993              4,574
 Short-term investments                             10,186              1,563
 Accounts receivable, net                           28,599             29,889
 Other current assets                                4,909              4,189
                                              ------------       ------------
    Total current assets                            60,118             72,791

 Goodwill, net                                     154,574            149,764
 Property and equipment, net                        58,162             64,434
 Intangible assets, net                             38,717             62,909
 Other noncurrent assets                             4,699              7,807
                                              ------------       ------------
       Total assets                                316,270            357,705
                                              ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities           44,505             36,097
 Deferred tax liability                             12,065             12,078
 Unearned income                                     9,855              9,428
 Income tax payable                                      -              6,212
 Customer deposits                                   3,603              2,691
 Other current liabilities                           1,583                 80
                                              ------------       ------------
    Total current liabilities                       71,611             66,586

 Note payable                                            -             20,000
 Deferred tax liability                              3,249              8,961
 Other noncurrent liabilities                        7,973              1,586

 Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $0.01 par value; 50,000
      shares authorized; 25,037 and 24,873
      shares issued, respectively                      250                249
    Additional paid-in capital                     289,662            288,422
    Unearned compensation                              (58)              (157)
    Accumulated comprehensive loss                    (272)              (265)
    Accumulated deficit                            (52,902)           (26,501)
    Less treasury stock at cost (442
      and 245 shares, respectively                  (3,243)            (1,176)
                                              ------------       ------------
       Total stockholders' equity                  233,437            260,572
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     316,270      $     357,705
                                              ============       ============


 See accompanying notes to condensed consolidated financial statements


                           PEGASUS SOLUTIONS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            ---------------------   ---------------------
                                              2001        2000        2001        2000
                                            ---------   ---------   ---------   ---------
 Net revenues                              $   45,226  $  52,630   $  141,102  $  115,873

 Cost of services                              24,613     25,878       75,802      54,350
 Research and development                       2,313      2,676        5,886       6,038
 General and administrative expenses            5,436      5,699       19,460      13,977
 Marketing and promotion expenses               4,917      7,528       17,335      17,583
 Depreciation and amortization                 16,349     16,883       49,177      34,484
 Restructure costs                              6,302          -        7,099           -
 Write-off of purchased in-process
   research and development                         -          -            -       8,000
                                            ---------   ---------   ---------   ---------
 Operating loss                               (14,704)    (6,034)     (33,657)    (18,559)
 Other income (expense):
   Interest income (expense), net                 362         52          575       1,609
   Equity in loss of investee                    (179)         -         (634)          -
   Gain on sale of business units                   -          -           78           -
   Other                                         (166)        69         (130)        184
                                            ---------   ---------   ---------   ---------
 Loss before income taxes                     (14,687)    (5,913)     (33,768)    (16,766)
 Income tax benefit                            (3,836)      (861)      (7,367)     (1,585)
                                            ---------   ---------   ---------   ---------
 Net loss                                  $  (10,851) $  (5,052)     (26,401)    (15,181)
                                            =========   =========   =========   =========
 Other comprehensive income - change in
   unrealized loss, net of tax                    (14)      (698)          (7)       (136)
                                            ---------   ---------   ---------   ---------
 Comprehensive loss                        $  (10,865) $   (5,750) $  (26,408) $  (15,317)
                                            =========   =========   =========   =========
 Basic and diluted net loss per share      $    (0.44) $    (0.21) $    (1.08) $    (0.66)
                                            =========   =========   =========   =========
 Basic and diluted weighted average
   shares outstanding                          24,567      24,395      24,549      22,975
                                            =========   =========   =========   =========

 See accompanying notes to condensed consolidated financial statements


                          PEGASUS SOLUTIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
 Cash flows from operating activities:
   Net loss                                          $ (26,401)       (15,181)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation and amortization                      49,177         34,484
     Gain on sale of business units                        (78)             -
     Write-off of purchased in-process
       research and development                              -          8,000
     Provision for bad debt                              3,009          1,614
     Other                                                 791         (8,645)
     Changes in assets and liabilities:
       Restricted cash                                  (1,419)        (1,076)
       Accounts receivable                              (3,589)         3,605
       Other assets                                     (1,759)         5,477
       Accounts payable and accrued liabilities          7,100         (8,441)
       Unearned income                                     428          1,401
       Other liabilities                                (1,604)         1,002
                                                      --------       --------
         Net cash provided by operating activities      25,655         22,240
                                                      --------       --------
 Cash flows from investing activities:
   Purchase of software, property and equipment        (11,385)        (7,128)
   Purchase of marketable securities                   (16,374)             -
   Proceeds from maturity of marketable securities       6,226         35,294
   Proceeds from sale of business units                  4,033              -
   Purchase of Global Enterprise Technology
     Solutions LLC                                     (11,513)             -
   Purchase of REZsolutions, Inc.                          852        (95,865)
   Repayment of customer advance                         1,500              -
   Other                                                   193             50
                                                      --------       --------
       Net cash used for investing activities          (26,468)       (67,649)
                                                      --------       --------
 Cash flows from financing activities:
   Proceeds from issuance of stock                         831            418
   Repayment of notes payable                          (20,000)       (17,768)
   Purchase of treasury stock                           (2,067)             -
   Repayment of capital leases                             (96)           (53)
                                                      --------       --------
     Net cash used for financing activities            (21,332)       (17,403)
                                                      --------       --------
 Net decrease in cash and cash equivalents             (22,145)       (62,812)
 Cash and cash equivalents, beginning of period         32,576        104,616
                                                      --------       --------
 Cash and cash equivalents, end of period            $  10,431      $  41,804
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


 2. EARNINGS PER SHARE

    Basic net loss per share for the three and nine months ended September 30, 2001 and 2000 has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding.

    Due to the Company's net loss position for the three and nine months ended September 30, 2001 and 2000, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Approximately 3.4 million and 3.1 million shares issuable upon the exercise of stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2001 and 2000, respectively.


 3. SEGMENT INFORMATION

    Based on the criteria set forth under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus is organized into two business segments - technology and hospitality. The technology segment provides central reservation systems ("CRS"), financial services, electronic distribution and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell and Golden Tulip brand names. The Company sold its Golden Tulip business on June 29, 2001.

    The Company is organized primarily on the basis of services provided. Prior period segment information has been reclassified to conform to the current period presentation. Segment data includes an allocation of all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation, amortization and other non-operating income and expense ("EBITDA"). Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used by analysts, investors and others as a measure of operating performance. Nevertheless, this measure should not be considered in isolation of, or as a substitute for, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

    The following table presents information about reported segments for the three months ended September 30 (in thousands):

                          Technology     Hospitality      Total
        2001              ----------     -----------      -----
        ----
        Net revenues      $ 27,435        $ 17,791      $ 45,226
        EBITDA               4,214          (2,569)        1,645

        2000
        ----
        Net revenues        25,990          26,640        52,630
        EBITDA               5,896           4,953        10,849

    Segment EBITDA for the three months ended September 30, 2001 includes $2.9 million and $3.4 million of restructuring costs related to the technology and hospitality segments, respectively.

    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the three months ended September 30 is as follows (in thousands):

                                                       2001            2000
                                                     -------         -------
      Total EBITDA for reportable segments          $  1,645        $ 10,849
      Depreciation and amortization                  (16,349)        (16,883)
      Interest income, net                               362              52
      Equity in loss of investee                        (179)             --
      Other                                             (166)             69
                                                     -------         -------
      Consolidated loss before income taxes         $(14,687)       $ (5,913)
                                                     =======         =======

    The following table presents information about reported segments for the nine months ended September 30 (in thousands):

                          Technology     Hospitality      Total
        2001              ----------     -----------      -----
        ----
        Net revenues       $ 81,867        $ 59,235     $ 141,102
        EBITDA               17,299          (1,779)       15,520

        2000
        ----
        Net revenues         61,674          54,199       115,873
        EBITDA               13,432          10,493        23,925

    Segment EBITDA for the nine months ended September 30, 2001 includes $3.1 million and $4.0 million of restructuring costs related to the technology and hospitality segments, respectively.

    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the nine months ended September 30 is as follows (in thousands):

                                                       2001            2000
                                                     -------         -------
        Total EBITDA for reportable segments         $15,520         $23,925
        Depreciation and amortization                (49,177)        (34,484)
        Write-off of purchased in-process
          research and development                        --          (8,000)
        Interest income, net                             575           1,609
        Gain on sale of business units                    78              --
        Equity in loss of investee                      (634)             --
        Other                                           (130)            184
                                                     -------         -------
        Consolidated loss before income taxes       $(33,768)       $(16,766)
                                                     =======         =======


 3. RESTRUCTURE COSTS

    During the first quarter of 2001, Pegasus incurred $797,000 of restructuring charges, consisting of $576,000 related to the consolidation of reservation centers and $221,000 related to severance and other expenses associated with winding down our business intelligence operations. As of September 30, 2001, unpaid restructure costs, which are classified as accrued liabilities, were $190,000 and are expected to be paid within the next three months.

    During the third quarter of 2001, Pegasus incurred $6.3 million of restructuring charges, consisting of $4.3 million in severance and outplacement costs and $2.0 million in redundant facilities and other costs related to reorganizing its operations from a business unit structure into distinct functional areas. As a result of the reorganization plan, Pegasus is eliminating approximately 15 percent of its workforce determined to be duplicative and consolidating certain facilities and functions. The positions eliminated were primarily related to call center and administrative functions and included both domestic and international locations. As of September 30, 2001, unpaid severance and outplacement costs were $2.3 million and unpaid redundant facilities and other costs were $1.9 million. These unpaid costs are classified as accrued liabilities and are expected to be paid within nine months.


 5. SALE OF BUSINESS UNITS

    On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles ("NH") for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of
    $749,000 in the second quarter of 2001. In addition, NH signed one-year agreements with Pegasus for reservation processing and hotel representation services. Pursuant to the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns, and Pegasus' Utell subsidiary provides worldwide marketing, sales and distribution services and a host of other ancillary services.

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


 6. ACQUISITION

    On September 1, 2001, Pegasus acquired the remaining 80 percent of the outstanding common stock of Global Enterprise Technology Solutions LLC ("GETS"), a Tempe, Arizona-based provider of hotel property management systems, for $11.5 million. Pegasus acquired the initial 20 percent interest on November 1, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS's results of operations subsequent to the acquisition date are included in the
    Company's unaudited condensed consolidated financial statements. The total $22.0 million purchase price includes approximately $90,000 in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. Pegasus will engage an independent third-party to provide an independent valuation of intangible assets related to the GETS acquisition in the fourth quarter of 2001. Based on the Company's estimate, the preliminary allocation of assets acquired and liabilities assumed at the acquisition date is summarized below (in thousands):

          Estimated fair value of GETS net tangible
            assets purchased .........................        $ (1,381)
          Software ...................................           6,022
          Goodwill ...................................          17,376


 7. STOCKHOLDERS' EQUITY

    On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of September 30, 2001, the Company had purchased 196,000 shares for an aggregate $2.1 million pursuant to this buyback program.


 8. CONTINGENCIES

    Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although management cannot predict the outcomes of these legal proceedings, management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.


 9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangibles" ("FAS 142"). FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of FAS 141 generally apply to all business combinations initiated after June 30,
    2001. Accordingly, the Company will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's condensed consolidated balance sheet at September 30, 2001 relates to the REZ, Inc. ("REZ") and GETS acquisitions. In accordance with FAS 142, the Company will discontinue the amortization of goodwill related to the REZ acquisition beginning in January 2002, and will not record goodwill amortization for the GETS acquisition since it occurred after June 30, 2001. Furthermore, management believes there are no other identifiable intangible assets included in the goodwill amount for REZ. Since the GETS acquisition was completed late in the quarter, the Company intends to obtain a third-party valuation of GETS during the fourth quarter and reclassify amounts determined to be identifiable intangible assets.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 beginning in January 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve risks and uncertainties such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in this discussion and analysis. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described under the heading "Risk Factors" in our filings with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2000.


 Overview

 Pegasus  is  a  leading  provider   of  hotel  room  reservation   services,
 reservation technology systems and hotel representation services for the global hotel industry. Pegasus provides services to:

   * More than 100,000 travel agencies, including the 10 largest U.S.-based travel agencies based on revenues;
   * Nearly 46,000 hotels around the world, including 48 of the 50 largest hotel brands based on total number of guest rooms; and
   *  Thousands of travel-related Web sites.

 On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system and property management system services to our existing electronic distribution and commission processing services.

 Pegasus is organized into two operating segments - technology and hospitality. For the nine months ended September 30, 2001, approximately 58 percent and 42 percent of Pegasus' consolidated revenue was derived from the technology and hospitality businesses, respectively.

 Technology

 Our technology business includes central reservation system, or CRS, electronic distribution, commission processing and property management system, or PMS, services. Hotel companies are placing an increasing emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developing and operating their own technology solutions may not always be the most cost effective approach, particularly as this relates to CRS and PMS functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize the services of a third party such as Pegasus to provide CRS and PMS capability.

 Central Reservation System. Our RezView CRS is provided on an application service provider, or ASP, basis to more than 10,000 hotel properties, representing over 2.1 million hotel rooms worldwide. During the nine months ended September 30, 2001, we processed approximately 32 million hotel reservations through our CRS. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

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

 CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. CRS revenues represented approximately 30 percent of total revenues for the nine months ended September 30, 2001.


 Financial Services. Pegasus Financial Services, which includes our Commission Processing service, provides a comprehensive and technologically advanced hotel commission processing service by collecting and consolidating checkout information and travel agency commissions on behalf of more than 32,000 properties representing a significant number of major hotel brands. Each month our Commission Processing service consolidates and distributes millions of dollars in commission payments to its participating travel agencies, which number over 100,000 in more than 200 countries. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Our Commission Processing service processed approximately $391 million in hotel commission payments during the nine months ended September 30, 2001.

 Financial Services revenues consist  of both travel  agency and hotel  fees.
 Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 16 percent of total revenues for the nine months ended September 30, 2001.

 Electronic Distribution. Our Electronic Distribution service provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems, or GDSs, and travel-related Internet sites to a hotel's central reservation system. Our Electronic Distribution service supports a variety of distribution channels including the following:

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

 Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time set-up fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Web site customers typically pay a one-time set-up fee for establishing the connection between a hotel's central reservation system and the third-party Web site. Electronic Distribution revenues represented approximately 10 percent of total revenues for the nine months ended September 30, 2001.

 Property Systems and Services. As part of the REZ acquisition, we obtained the GuestView[R] PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. Property Systems and Services revenues for the nine months ended September 30, 2001 primarily consisted of maintenance and support fees related to the GuestView software as well as revenues from the operations of Global Enterprise Technology Solutions LLC, or GETS, subsequent to the September 1, 2001 acquisition date. In June 2001, Pegasus launched its new Web-based PMS service PegasusCentral and announced that 6 Continents Hotels and Resorts, formerly Bass Hotels and Resorts, had named it as one of two preferred PMS standards for its 2,600-plus properties. Property Systems and Services represented approximately 2 percent of total revenues for the nine months ended September 30, 2001.

 Hospitality

 Our hospitality business includes hotel representation services offered under the Utell brand name, as well as Paytell, a service that allows travelers to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

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

 Utell, our hotel representation service, provides hotel marketing, voice reservation, as well as GDS and Internet representation services for more than 5,800 hotels in more than 180 countries. Utell is the oldest, largest and most diverse hotel representation company in the world. It uses Pegasus' CRS, offering advanced electronic distribution capabilities, providing both GDS and Internet presence for its member hotels.

 Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 42 percent of total revenues for the nine months ended September 30, 2001, which includes Golden Tulip revenues for the six months ended June 30, 2001. Pegasus sold its Golden Tulip brand business in June 2001.

 Paytell. Many international travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays and reduce their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs.


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

 Recent Developments

 On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles, or NH, for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of $749,000 in the second quarter of 2001. In addition, NH signed one-year agreements with Pegasus for reservation and hotel representation services. Pursuant to the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns, and Pegasus' Utell subsidiary provides a host of other ancillary services.

 On September 4, 2001, Pegasus announced its decision to reorganize its operations from a business unit structure into distinct functional areas. The restructuring plan, which includes the elimination of approximately 15 percent of its workforce determined to be duplicative and the consolidation of certain facilities and functions, should be completed by early 2002 and once fully implemented, is estimated to result in annual cost savings of approximately $9 million to $11 million. During the three months ended September 30, 2001, Pegasus incurred $6.3 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs.

 On September 1, 2001, Pegasus acquired the remaining 80 percent of the outstanding common stock of Global Enterprise Technology Solutions, or GETS, a Tempe, Arizona-based provider of hotel property management systems, for $11.5 million. Pegasus acquired the initial 20 percent interest on November 1, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS's results of operations subsequent to the acquisition date are included in the Company's unaudited condensed consolidated financial statements. The total $22.0 million purchase price includes approximately $90,000 in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. Pegasus will engage a third-party to provide an independent valuation of intangible assets related to the GETS acquisition in the fourth quarter of 2001.

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

                                                            As of
                                                     -------------------
                                                    March 31,  December 31,
                                                       2001        2001
                                                     -------------------
       Balance sheet:
       Total assets increase (decrease)              $(5,460)     $5,460
       Total liabilities decrease (increase)             891        (891)
                                                     -------------------
       Accumulated deficit decrease (increase)       $(4,569)     $4,569
                                                     ===================

                                                        Quarter ended
                                                     -------------------
                                                     March 31,  December 31,
                                                       2001        2001
                                                     -------------------
       Statement of operations:
       Gain on sale of business unit increase
         (decrease)                                  $(5,460)     $5,460
       Loss before income taxes decrease (increase)   (5,460)      5,460
       Income tax benefit decrease (increase)           (891)        891
                                                     -------------------
       Net loss decrease (increase)                  $(4,569)     $4,569
                                                     ===================
       Basic and diluted net loss per share
         decrease (increase)                         $ (0.19)     $ 0.19*
                                                     ===================

       * Assumes weighted average shares outstanding of 24,600, which is not expected to be materially different from weighted average shares outstanding for the three months ended September 30, 2001.


 Our business, particularly our hotel representation business, is sensitive to changes in the demand for hotel rooms. Due to a weakened economic climate, we have seen a slowing in the travel market. Business travel, in particular, has been negatively impacted by companies' efforts to reduce costs. The terrorist events of September 11 further weakened the demand for travel. The adverse impact of both a soft economy and the September 11 events has resulted in a decrease in the demand for hotel rooms and, therefore, has negatively impacted our revenues for the three and nine months ended September 30, 2001. We expect this trend to continue at least through the first six months of 2002.

 Results of Operations

 Pegasus completed the acquisition of REZ on April 3, 2000 and the acquisition of GETS on September 1, 2001. Accordingly, REZ's and GETS's results of operations subsequent to the acquisition dates are included in the accompanying unaudited condensed consolidated financial statements.

 Three Months Ended September 30, 2001 and 2000

 Net Revenues. Net revenues for the three months ended September 30, 2001 decreased to $45.2 million from $52.6 million for the same period in 2000 primarily due to the sales of our Summit, Sterling and Golden Tulip brands and lost revenues from our discontinued business intelligence operations. Excluding the effect of businesses discontinued or sold, revenues decreased $544,000, or 1.2 percent, comprised of a $2.2 million decrease in hospitality revenues offset by a $1.7 million increase in technology revenues. The net decrease is primarily due to reduced demand for travel as a result of a weakened economy and the terrorist events on September 11, 2001.

 Revenues for our technology segment increased $1.4 million, or 5.6 percent, to $27.4 million for the three months ended September 30, 2001 compared to $26.0 million for the same period in 2000.

 CRS revenues increased $1.6 million, or 12.5 percent, to $14.2 million for the three months ended September 30, 2001 compared to $12.6 million for the same period in 2000 primarily due to adding new customers, such as Kimpton Hotels, and providing more services to existing customers. The increase in CRS revenues was offset by a significant reduction in net reservations subsequent to September 11.

 Financial Services  revenues increased  $597,000, or  8.9 percent,  to  $7.3 million for the three months ended September 30, 2001 compared to $6.7 million for the same period in 2000. The increase was primarily due to growth in our reconciliation and tracking services revenue, which contributes to higher average travel agency fees. This increase was offset by a 4.8 percent decrease in the value of commissions paid to member travel agencies through our Commission Processing service, as the events of September 11 resulted in lower transaction volumes.

 Electronic Distribution revenues decreased $719,000, or 12.8 percent, to $4.9 million for the three months ended September 30, 2001 compared to $5.6 million for the same period in 2000. Both transaction growth rates and revenue growth were negatively impacted by the loss of business previously generated from some hotel Web sites, which terminated during the past year. Electronic Distribution revenues were further reduced by a significant reduction in net reservations subsequent to September 11.

 Property Systems and Services generated revenues of $1.0 million for the three months ended September 30, 2001 compared to $809,000 for the same period in 2000. Current property system operations primarily consist of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition. In addition, Property Systems and Services revenues include approximately $300,000 representing GETS's revenues subsequent to the September 1, 2001 acquisition date.

 Revenues for  our  hospitality  segment  decreased  $8.8  million,  or  33.2 percent, to $17.8 million for the three months ended September 30, 2001 compared to $26.6 million for the same period in 2000. The sale of our Summit, Sterling and Golden Tulip brands accounted for approximately $6.6 million of the decrease in revenues. Excluding the effect of the Summit, Sterling and Golden Tulip sales, hotel representation revenues decreased by $2.2 million, or 11.1 percent, primarily due to lower demand for travel and lower room rates, both of which were further negatively impacted by the events of September 11. To a lesser extent, a depressed Euro negatively impacted hospitality revenues.

 Cost of services. Cost of services decreased $1.3 million, or 4.9 percent, to $24.6 million for the three months ended September 30, 2001 compared to $25.9 million for the same period in 2000. This decrease is the result of a decrease in headcount and a decrease in travel expense and other controllable costs as well as the sales of Summit, Sterling and Golden Tulip.

 Research and development. Research and development expenses decreased $363,000, or 13.6 percent, to $2.3 million for the three months ended September 30, 2001 compared to $2.7 million for the same period in 2000. The majority of our research and development costs for the three months ended September 30, 2001 was related to our Web-based PMS and was capitalized.

 General and administrative expenses. General and administrative expenses decreased $263,000, or 4.6 percent, to $5.4 million for the three months ended September 30, 2001 compared to $5.7 million for the same period in 2000. General and administrative expenses decreased primarily due to lower headcount and a decrease in travel expense and other controllable costs. These decreases were partially offset by consulting fees incurred related to our restructuring.

 Marketing and promotion expenses. Marketing and promotion expenses decreased $2.6 million, or 34.7 percent, to $4.9 million for the three months ended September 30, 2001 compared to $7.5 million for the same period in 2000. Marketing and promotion expenses decreased primarily due to the sales of Summit, Sterling and Golden Tulip, a reduction in headcount and a decrease in travel and other controllable costs. In addition, Utell is now outsourcing some of its marketing functions thereby resulting in lower costs.

 Depreciation and amortization. Depreciation and amortization expenses decreased $534,000, or 3.2 percent, to $16.3 million for the three months ended September 30, 2001 compared to $16.9 million for the same period in 2000. The decrease was primarily due to a reduction in purchased intangible assets associated with the sales of our Summit, Sterling and Golden Tulip brands and was slightly offset by depreciation of property and equipment additions.

 Restructure costs. During the three months ended September 30, 2001, Pegasus incurred $6.3 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas. As part of the reorganization plan, Pegasus is eliminating approximately 15 percent of its workforce determined to be duplicative and consolidating certain facilities and functions.

 Interest income, net. Net interest income was $362,000 for the three months ended September 30, 2001 compared to $52,000 for the same period in 2000. The net change was primarily due to the payment of a note payable to Reed Elsevier plc on June 14, 2001 and a decrease in interest expense related to capital leases.

 Equity in loss of investee. During the three months ended September 30, 2001, Pegasus incurred an expense of $179,000, representing its share of GETS's net losses and amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS prior to September 1, 2001 when the Company acquired the remaining 80 percent interest in GETS.

 Provision for income taxes. Pegasus recorded an income tax benefit of $3.8 million, representing an effective tax rate of 26.1 percent, for the three months ended September 30, 2001 compared to an income tax benefit of $861,000, representing an effective tax rate of 14.6 percent, for the three months ended September 30, 2000. The effective tax rates for the three months ended September 30, 2001 and 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting.

 Nine Months Ended September 30, 2001 and 2000

 Net Revenues. Net revenues for the nine months ended September 30, 2001 increased to $141.1 million from $115.9 million for the same period in 2000 primarily due to the inclusion of a full nine months of revenue from the acquisition of REZ on April 3, 2000. The increase was partially offset by the sales of our Summit, Sterling and Golden Tulip brands and lost revenues from our discontinued business intelligence operations.

 Revenues for our technology segment increased to $81.9 million for the nine months ended September 30, 2001 compared to $61.7 million for the same period in 2000 primarily due to the acquisition of REZ and increased revenues for CRS and Financial Services.

 CRS revenues increased to $41.9 million for the nine months ended September 30, 2001 compared to $24.8 million for the same period in 2000, primarily due to the inclusion of a full nine months of revenue from the REZ acquisition. In addition, we added new CRS customers, such as Universal Studios and Kimpton Hotels, and provided more services to existing customers. The increase in CRS revenues was partially offset by a significant reduction in net reservations subsequent to September 11.

 Financial Services revenues increased $3.8 million, or 20.8 percent, to $22.2 million for the nine months ended September 30, 2001 compared to $18.3 million for the same period in 2000. The increase was primarily due to a
 7.1 percent increase in the value of commissions paid to member travel agencies through our Commission Processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Growth in our reconciliation and tracking services revenue also contributed to the increase in Financial Services revenues. The increase in Financial Services revenues was partially offset by a reduction in the value of commissions paid in September 2001 due to the events of September 11.

 Electronic Distribution revenues decreased $1.1 million, or 6.7 percent, to $14.9 million for the nine months ended September 30, 2001 compared to $16.0 million for the same period in 2000. Both transaction growth rates and revenue growth were negatively impacted by the loss of business previously generated from some hotel Web sites, which terminated during the past year. Electronic Distribution revenues were further reduced by a significant reduction in net reservations subsequent to September 11.

 Property Systems and Services generated revenues of $2.6 million for the nine months ended September 30, 2001 compared to $1.5 million for the same period in 2000. The increase was primarily due to the inclusion of a full nine months of revenue from the REZ acquisition. Current property system operations primarily consist of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition. In addition, Property Systems and Services revenues include approximately $300,000 in revenue from GETS's subsequent to its September 1, 2001 acquisition date.

 Revenues for our hospitality segment increased to $59.2 million for the nine months ended September 30, 2001 compared to $54.2 million for the same period in 2000 primarily due to the inclusion of a full nine months of revenue from the REZ acquisition. This increase was partially offset by a decrease in revenues resulting from the sales of our Summit, Sterling and Golden Tulip brands, lower demand for travel and lower room rates, both of which were further negatively impacted by the events of September 11. To a lesser extent, a depressed Euro negatively impacted hospitality revenues.

 Cost of services. Cost of services increased to $75.8 million for the nine months ended September 30, 2001, compared to $54.4 million for the same period in 2000 primarily due to the inclusion of a full nine months of costs from the REZ acquisition. In addition, increased salaries were partially offset by a decrease in travel expense and other controllable costs as well as the sales of Summit, Sterling and Golden Tulip.

 Research and development. Research and development expenses decreased to $5.9 million for the nine months ended September 30, 2001 compared to $6.0 million for the same period in 2000. The majority of our research and development costs for the nine months ended September 30, 2001 was related to our Web-based PMS and was capitalized.

 General and administrative expenses. General and administrative expenses increased to $19.5 million for the nine months ended September 30, 2001 compared to $14.0 million for the same period in 2000 primarily due to the inclusion of a full nine months of costs from the REZ acquisition. In addition, an increase in the use of professional services related to our enterprise-wide accounting and information system and our restructuring plan also resulted in increased general and administrative expenses and were partially offset by a decrease in travel expense and other controllable costs.

 Marketing and promotion expenses. Marketing and promotion expenses decreased to $17.3 million for the nine months ended September 30, 2001 compared to $17.6 million for the same period in 2000 primarily due to the sales of Summit, Sterling and Golden Tulip and a decrease in travel, other controllable costs and headcount.

 Depreciation and amortization. Depreciation and amortization expenses increased to $49.2 million for the nine months ended September 30, 2001 compared to $34.5 million for the same period in 2000 primarily as a result of the inclusion of a full nine months of depreciation from the REZ acquisition and property and equipment additions. This increase was partially offset by a reduction in purchased intangible assets associated with the sales of our Summit, Sterling and Golden Tulip brand businesses.

 Restructure costs. During the nine months ended September 30, 2001, Pegasus incurred $7.1 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas, the consolidation of reservation centers and winding down its Business Intelligence operations.

 Write-off of purchased in-process research and development. During the nine months ended September 30, 2000, Pegasus wrote-off $8.0 million for REZsolutions research and development projects that had not yet reached technological feasibility at the time of acquisition.

 Interest income, net. Net interest income decreased to $575,000 for the nine months ended September 30, 2001 compared to $1.6 million for the same period in 2000. Interest income decreased $1.4 million due to the utilization of our marketable securities to fund the REZ acquisition and was partially offset by a $330,000 decrease in interest expense primarily related to capital leases.

 Gain on sale of business units. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation for approximately $12 million, which included scheduled future payments with an estimated net realizable value of $5.5 million. In the first quarter of 2001, the Company recognized a pre-tax loss of approximately $671,000 related to this transaction. In the fourth quarter of 2001, Pegasus has recognized an additional $5.5 million pre-tax gain, making the total pre-tax gain on this transaction $4.8 million. For disclosure regarding this transaction, see the "Recent Developments" section of this management's discussion and analysis.

 In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles, recognizing a pre-tax gain of $749,000 related to this transaction.

 Equity in loss of investee. During the nine months ended September 30, 2001, Pegasus incurred expense of $634,000, representing its share of GETS's net losses and amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS prior to September 1, 2001 when the Company acquired the remaining 80 percent interest in GETS.

 Provision for income taxes. Pegasus recorded an income tax benefit of $7.4 million for the nine months ended September 30, 2001, representing an effective tax rate of 21.8 percent. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax benefit of $1.6 million for the nine months ended September 30, 2000, representing an effective tax rate of 9.5 percent of pretax income. The effective tax rate for the nine months ended September 30, 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting and partially offset by tax-exempt interest income.

 Liquidity and Capital Resources

 Pegasus' principal sources of liquidity at September 30, 2001 included cash and cash equivalents of $10.4 million, short-term investments of $10.2 million, restricted cash of $6.0 million and an unused revolving credit facility of $30.0 million, with $27.4 million available for borrowing. Pegasus' principal sources of liquidity at December 31, 2000 included cash and cash equivalents of $32.6 million, short-term investments of $1.6 million, restricted cash of $4.6 million and an unused revolving credit facility of $30.0 million, all of which was available for borrowing.

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

 Pegasus had a working capital deficit of $11.5 million at September 30, 2001 compared to positive working capital of $6.2 million at December 31, 2000. Working capital decreased primarily as a result of early payment of our $20 million note payable to Reed Elsevier as well as $11.5 million payment for the GETS acquisition. Net cash provided by operating activities increased to $25.7 million for the nine months ending September 30, 2001 from $22.2 million for the same period in 2000 primarily due to an increased focus on cost containment and accounts receivable collections.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $11.4 million for the nine months ended September 30, 2001 compared to $7.1 million for the same period in 2000. Additional uses of cash for investing activities for the nine months ended September 30, 2001 included the purchase of marketable securities and the acquisition of GETS. Pegasus has satisfied its cash requirements for investments primarily through cash generated from operations, the sale of capital stock, the sale of the Summit, Sterling and Golden Tulip brand businesses and borrowings from its revolving credit facility. Pegasus estimates that its capital expenditures for the remainder of 2001 will range from approximately $3.0 to $4.0 million primarily related to adding capacity to existing systems and software development. For 2002, Pegasus estimates capital expenditures will range from approximately $18.0 million to $21.0 million. The estimated year-over-year increase is primarily due to furniture, equipment and leasehold improvements for our new Dallas and Phoenix offices as well as our new data center in Phoenix. Capital expenditures for 2002 will also include adding capacity to existing systems and software development.

 In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at November 7, 2001.

 In September 2001, Pegasus signed lease agreements for its new Dallas and Phoenix offices. In conjunction with the lease agreements, Pegasus entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

 On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of November 7, 2001, Pegasus had repurchased 196,000 shares at a cost of $2.1 million.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   * Operational cash requirements, including payments for severance and redundant facilities related to our restructuring
   *  Competitive pressures
   *  Development of new services and applications
   *  Acquisition of complimentary businesses or technologies
   *  Response to unanticipated cash requirements

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

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or FAS 141, and No. 142, "Goodwill and Other Intangibles," or FAS 142. FAS 141 prohibits the pooling-of-interests method and addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of FAS 141 generally apply to all business combinations initiated after June 30, 2001. Pegasus will use the purchase method for all business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus will apply the provisions of FAS 142 to any business combination initiated after June 30, 2001 and to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's condensed consolidated balance sheet at September 30, 2001 relates to the REZ and GETS acquisitions. In accordance with FAS 142, the Company will discontinue the amortization of goodwill related to the REZ acquisition beginning in January 2002, and will not record goodwill amortization for the GETS acquisition since it occurred after June 30, 2001. Furthermore, management believes there are no other identifiable intangible assets included in the goodwill amount for REZ. Since the GETS acquisition was completed late in the quarter, Pegasus intends to obtain a third-party valuation of GETS during the fourth quarter and reclassify amounts determined to be identifiable intangible assets.

 In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or FAS 144. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," or FAS 121, and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. Pegasus is required to adopt FAS 144 beginning in January 2002. Pegasus does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.


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

 Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          10.23 Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206
          10.24 Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 14000 North Pima Road, Scottsdale, Arizona 85260
          10.25 Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation
          10.26 Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation


      (a) Reports on Form 8-K

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