Form 10-K
period 2001-12-31
PEGASUS SOLUTIONS INC
filed 2002-03-20
CIK 1040261

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------
                         COMMISSION FILE NUMBER 0-22935

                            PEGASUS SOLUTIONS, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                        75-2605174
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

    3811 TURTLE CREEK BOULEVARD, SUITE 1100,                          75219
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 14, 2002 of voting stock held by non-affiliates of the registrant was $444,933,000.

     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 14, 2002 was 24,777,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of our definitive proxy statement for the 2002 annual meeting of stockholders to be held on May 7, 2002 are incorporated by reference into Part III of this Form 10-K. We disclaim incorporation by reference of information contained on any Internet site.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Except where expressly indicated or the context otherwise requires, the "Company," "Pegasus," "we," "our" or "us" when used in this annual report refers to Pegasus Solutions, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. Forward-looking statements may involve risks and uncertainties such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in this report. Actual results and the timing of events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including those listed herein under "Risk Factors."

OVERVIEW

     Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Our customers include:

     - A significant number of travel agencies around the world, including the 10 largest U.S.-based travel agencies based on revenues;

     - More than 46,000 hotels around the world, including 48 of the 50 largest hotel companies based on revenues and total number of guest rooms; and

     - More than a thousand travel-related Web sites.

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc., a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system, or CRS, and property management system, or PMS, services to our existing electronic distribution and commission processing services. As a result of the REZ acquisition, Pegasus is organized into two reportable segments -- technology and hospitality.

     The technology segment provides CRS, electronic reservations distribution, travel agent commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Pegasus sold its hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names in January 2001 and the representation service offered under the Golden Tulip brand name in June 2001. For the year ended December 31, 2001, approximately 59 percent and 41 percent of our consolidated revenues were derived from the technology and hospitality businesses, respectively.

     In June 2001, we launched our new Web-based PMS service PegasusCentral(TM) and announced that Six Continents Hotels had named it as one of two preferred PMS standards for its 2,600-plus Holiday Inn and Holiday Inn Express properties. PegasusCentral offers, on an application service provider, or ASP, basis, a single-image inventory system, providing CRS and PMS functions from a central database.

     Pegasus is organized primarily on the basis of services provided. Prior period segment information has been reclassified to conform to the current period presentation.

STRATEGY

     Our goal is to be the leading provider of transaction processing services and technology solutions in the distribution of hotel rooms and to be the leading provider of hotel representation and marketing services to independent hotels and small hotel chains. We believe our central role as a service provider to the hotel industry positions us well to achieve this goal. Key elements of our strategy include the following:

     - Develop Leading Technologies. We strive to develop new technologies, services and solutions to meet the changing needs of our current and prospective customers. We recently developed and launched a Web-based PMS with a comprehensive suite of hotel management, reservation processing and customer relationship management tools. This technology is currently operating in limited service hotels, and we continue development efforts to expand functionality.

     - Expand Hotel Room Distribution Channels. We focus on expanding our hotel information database and increasing the number of distribution channels providing hotel room reservation services for individual travelers over the Internet, for convention and other large meeting organizers and for corporate travel departments. We also work to further expand the use of our online distribution service by third-party Web sites such as Expedia.com and Orbitz.com. Our goal is to create recurring transaction fee revenue opportunities through virtually all of the distribution channels through which electronic hotel room reservations occur.

     - Build Strategic Alliances and Pursue Acquisition Opportunities. To enhance the functionality and market presence of our services, we seek to build strategic alliances with other participants in the hotel industry, including those providing information technology services and travel-related Internet-based services. We believe that these relationships increase brand recognition of our services and help to expand our customer base. We also seek to acquire assets, technology and businesses that provide complementary services to our existing customers or access to new markets and customers.

     - Expand Technology Revenue Base. We intend to expand our revenue base domestically and internationally by adding customers and by cross-selling new and existing services to our current and future customers. New services such as PegasusCentral will provide us with opportunities to sell new services to existing customers. Additionally, we can increase our revenue base by bundling our services to provide comprehensive solutions for both new and existing customers.

     - Grow Hotel Representation Business. We plan to increase the number of reservations made on behalf of existing customers by focusing on travel agency relationships. Through initiatives such as automating the commission payment process, classifying hotels to facilitate the selection process and offering inventory to key gateway locations, we hope to entice travel agents to make more reservations at Utell member hotels.

SERVICES

     Pegasus is organized into two business segments -- technology and hospitality.

  TECHNOLOGY

     Our technology business provides CRS, electronic reservations distribution, travel agent commission processing and property systems services to the global hotel industry. Hotel companies are placing an increasing emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developing and operating their own technology solutions may not always be the most cost effective approach, particularly as it relates to CRS and property system functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize our CRS and PMS services, as well as our other services.

     Beginning in 2002, our CRS and electronic distribution businesses will be combined and reported as Reservations Services. By realigning our technology segment on a functional basis, we are now able to realize synergies between our CRS and electronic distribution businesses resulting in increased efficiency and cost savings. Historical information included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" does not reflect this presentation.

     Reservation Services. Pegasus' CRS is provided on an ASP basis to more than 10,000 hotel properties, representing over 2.1 million hotel rooms worldwide. During 2001, we processed approximately 44.8 million hotel bookings through our CRS. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

     Our CRS business provides hotel customers with a license for our RezView(TM) CRS software as well as the hardware and facilities necessary to process reservations. Our CRS services also include the following support and outsourcing services:

     - System administration

     - Database administration

     - Electronic distribution channel management

     - Telecommunications management

     - Private-label voice reservation services

     Pegasus Electronic Distribution provides the technology that facilitates electronic hotel room reservations. This technology connects travel industry global distribution systems, or GDSs, and travel-related Internet sites to a hotel's CRS. Pegasus Electronic Distribution supports a variety of distribution channels including the following:

     - GDS connectivity -- Pegasus Electronic Distribution is linked to all major GDSs and therefore connects our hotel customers to travel agent terminals all over the world.

     - Third-party Web sites -- We provide travel-related Web sites access to our hotel information database containing more than 42,000 properties and on-line hotel reservation capability. We provide this service to several of the top travel Web sites such as Expedia.com, HotWire.com, Lastminute.com, Oracle e-Travel, Continental.com, Orbitz.com and our own TravelWeb.com and Utell.com.

     - Hotel Web sites -- Our NetBooker(TM) service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Web sites that are "Powered by Pegasus(TM)" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

     Reservation Services revenues consist of transaction fees and commissions as well as license, subscription, maintenance and support fees. Reservation Services revenues represented approximately 40 percent of total revenues for 2001.

     Financial Services. Pegasus Financial Services provides comprehensive commission payment, processing and management solutions to hotel and travel agency customers in more than 200 countries. Key services include Pegasus Commission Processing, Electronic Reconciliation and Tracking and Global Commission Solutions.

     Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to a significant number of travel agencies worldwide on behalf of more than 32,000 participating hotel properties. This value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels. Our commission processing service processed approximately $500 million in hotel commissions in 2001.

     Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are primarily based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the respective hotel. Financial Services revenues represented approximately 16 percent of total revenues for 2001.

     Property Systems and Services. In June 2001, we launched our new Web-based PMS service, PegasusCentral, and announced that Six Continents Hotels had named it as one of two preferred PMS standards for its 2,600-plus Holiday Inn and Holiday Inn Express properties. PegasusCentral offers, on an ASP basis, a single-image inventory system, providing CRS and PMS functions from a central database. PegasusCentral provides the following functions to both hotel chains and independent properties:

     - Full property management functions

     - Multi-property central reservations

     - Customer relationship management

     - Sales and catering

     - Point-of-sale

     - Back-office modules such as receivables, payables and purchasing

     As part of the REZ acquisition, we obtained the GuestView(TM) PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. Revenues in 2001 consisted of maintenance and support fees related to the GuestView software, revenues from the operations of Global Enterprise Technology Solutions, LLC, or GETS, subsequent to September 1, 2001, the date we acquired GETS. In addition, Property System revenues include transaction fees from our PegasusCentral product, which are recognized monthly, based on room occupancy rates. Property Systems and Services represented approximately 3 percent of total revenues for 2001.

  HOSPITALITY

     Our hospitality business includes hotel representation and marketing services offered under the Utell brand name as well as Paytell, a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations.

     Hotel Representation. In order to sell their rooms in the marketplace, many independent hotels and small chains associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Hotels typically join our hotel representation service for the following reasons:

     - To achieve a cost-effective presence in the primary electronic distribution channels -- GDS and Internet.

     - To obtain a global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.

     - To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.

     - To benefit from worldwide sales and marketing support.

     Utell is the oldest, largest and most diverse hotel representation company in the world providing hotel marketing, voice reservation as well as GDS and Internet representation services for approximately 5,500 hotels in 150 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels. In addition, Utell offers front-end commission processing services to encourage its hotel members to pay travel agency commissions.

     Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 41 percent of total revenues for 2001, which included Golden Tulip revenues for the six months ended June 30, 2001. Pegasus sold its Golden Tulip brand business in June 2001.

     Paytell. Many international and domestic travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays. In some international markets, it is customary for travelers to prepay for hotel rooms and other travel arrangements. International travelers also benefit by reducing their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. We derive revenues for this service from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. See Item 7A of this annual report "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our exposure to movements in foreign currency exchange rates.

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

COMPETITION

     Both of our business segments face competition from within their respective markets. To compete successfully, we must develop new technological solutions to meet the changing needs of the hospitality industry. There can be no assurance that any of our services will compete successfully.

  TECHNOLOGY

     Reservation Services. Our CRS business competes with hotel companies that develop and host their own CRSs and third parties that provide CRS and related services under a license agreement or as an ASP. Our CRS competitors include Computer Sciences Corporation, Trust International, SynXis Corporation and MICROS Systems, Inc.

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

     - Third-party and hotel Web sites -- Our online distribution services face competition in the online hotel room reservation business from current competitors as well as potential new entrants, including other Web sites. Several competitors have Web-based reservation services offering a more comprehensive range of travel opportunities than we do, such as air, car rental and vacation packages. These competitors include Hotel Reservations Network, Travelocity.com, Orbitz.com and Expedia.com. Other potential competitors are Web site development companies that could develop an interface directly between a hotel's property system and a travel Web site, or could develop an interface between a hotel company's CRS and a travel Web site. The costs of entry into the Internet hotel room reservation business are relatively low.

     Financial Services. Our commission processing service faces competition principally from National Processing Company and Perot Systems, Inc. In addition, hotels that are current or prospective customers of Pegasus Financial Services can decide to process commission payments without, or in competition with, our commission processing service.

     Property Systems and Services. Our PMS business competes with hotel companies that sell their own PMSs and third parties that provide PMSs. Our primary PMS competitors include MICROS Systems, Inc., AremisSoft Hospitality and Ramesys Hospitality.

  HOSPITALITY

     Our hotel representation services compete with hotel groups, franchisers, consortia, reservation companies and other travel or hotel representation companies. Utell's principal competitors are Lexington Services Corporation, VIP International Corporation, SynXis Corporation, Unirez, Inc. and Sceptre Hospitality Resources.

SEASONALITY

     Our business, particularly our hotel representation business, is sensitive to seasonal changes in the demand for hotel rooms. The demand for business and leisure travel is typically lower in the first and fourth quarters of the year; therefore, these quarters have historically been our weakest quarters. Because the majority of our operating expenses are fixed, fluctuations in revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

INTERNATIONAL OPERATIONS

     We derive approximately 41 percent of our revenue from customers located outside the United States, particularly in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues. More information regarding specific risks associated with our foreign operations is available under the heading "Risk Factors."

INTELLECTUAL PROPERTY

     We are continually developing new processing technology and enhancing existing proprietary technology. We do not currently have any registered patents. However, we have three patent applications pending. We primarily rely on a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

RESEARCH AND DEVELOPMENT

     Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. Our total research and development expense was $7.8 million, $16.0 million and $2.5 million for 2001, 2000 and 1999, respectively. Research and development expenses for 2000 included an $8.0 million write-off of purchased in-process research and development related to the acquisition of REZ, Inc.

EMPLOYEES

     At February 28, 2002, we had 1,518 employees, 999 of which are located in the United States. We had 301 persons performing information technology functions, 978 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. We have no unionized employees. We believe that our employee relations are satisfactory.

RISK FACTORS

RISKS RELATED TO OUR INDUSTRY:

  TERRORIST ATTACKS AND ACTS OF WAR MAY ADVERSELY AFFECT OUR STOCK PRICE, OPERATIONS AND PROFITABILITY.

     During 2001 and continuing into 2002, the travel industry has been weakened by the terrorist attacks of September 11, 2001, the following retaliation and the continuing threat alerts. The overall long-term impact of these events on our operations is uncertain. Both the number of reservations and the average daily rate, or

ADR, charged for each hotel room have sharply declined following September 11, 2001 due to the decrease in demand. Continued terrorist activities or a delay in the economic recovery from such activities could have a material adverse effect on our business, operating results and financial condition.

  AS NEARLY ALL OF OUR REVENUES ARE DERIVED FROM THE HOTEL INDUSTRY, A DOWNTURN IN THE HOTEL INDUSTRY WOULD LIKELY ADVERSELY AFFECT OUR BUSINESS.

     Nearly all of our revenues are directly or indirectly dependent on the hotel industry, which is highly sensitive to any change in the economic conditions affecting business and leisure travel as well as other unforeseen events. The hotel industry is susceptible to rapid and unexpected downturns, as most recently experienced during and after the events of September 11, 2001. In the event of any further downturn in the hotel industry, we would likely experience significantly reduced revenues, as the use of our services and the demand for our future services and solutions would decline. Any downturn in the hotel industry or any reduction in the demand for hotel rooms and travel generally, would negatively impact our business, operating results and financial condition. Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

     - General economic conditions including recession, inflation and currency fluctuations

     - Political instability

     - Regional hostilities

     - Regional health issues

     - Gasoline and aviation fuel price escalation

     - Labor strikes

     We may experience substantial period-to-period fluctuations in our results of operations as a consequence of these factors and others and the general economic conditions affecting the demand for hotel rooms and travel.

  CONSOLIDATION IN THE HOTEL INDUSTRY COULD RESULT IN REDUCED REVENUES.

     We offer volume-based discounting for some of our fees. The recent consolidation in the hotel industry has resulted in a higher percentage of discounted fees, and this trend could continue. In addition, the GDS industry has consolidated into four major GDSs. If further consolidation occurs, the value of our services and the benefits to hotel operators of utilizing our GDS electronic distribution service would be reduced. Any potential decrease in our customer base or any potential increase in the percentage of discounted fees may adversely affect the profitability of our business.

RISKS RELATED TO OUR COMPANY:

  IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES AND SERVICES TO MEET THE CHANGING NEEDS OF THE PARTICIPANTS IN THE HOTEL INDUSTRY, WE MAY BE UNABLE TO EFFECTIVELY COMPETE AND OUR CONTINUING OPERATIONS MAY BE JEOPARDIZED.

     Our future success depends on our ability to develop leading technologies, enhance our existing services and develop and introduce new services. In particular, our technologies and services must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services. We may also experience difficulties that could delay or prevent the successful development of these services. It is also possible that a new service, while achieving a technological success, may fail to deliver sufficient benefit to customers to warrant their use of the service. If we are unable to develop and introduce new services or enhance existing services on a timely and cost-effective basis or if new services do not achieve market acceptance, it could adversely affect our ability to compete in the marketplace and negatively affect our business, operating results and financial condition.

  IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN DELIVERING SERVICES AND SOLUTIONS TO THE HOTEL INDUSTRY, WE MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICES OF OUR SERVICES.

     We compete in markets that are rapidly evolving, intensely competitive and involve continually changing technology and industry standards. We may experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we have. Competitive pressures could reduce our market share or require us to reduce the prices of our services. Our inability to compete effectively with these services could adversely affect our business, operating results and financial condition.

  OUR COMPUTER SYSTEMS AND DATABASES MAY SUFFER SYSTEM FAILURES, BUSINESS INTERRUPTIONS OR SECURITY BREACHES THAT COULD IMPEDE OUR ABILITY TO SERVICE OUR CUSTOMERS AND COULD NEGATIVELY IMPACT OUR BUSINESS.

     Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. A significant amount of our computer equipment is located at a single site in Phoenix, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Our infrastructure may also fail to provide consistent dependable service as a result of circumstances both in and out of our control. Any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations could adversely affect our business, operating results and financial condition.

  BECAUSE OUR EXPENSES ARE LARGELY FIXED IN THE SHORT-TERM AND WE CANNOT ACCURATELY PREDICT OUR COMPETITIVE ENVIRONMENT, UNEXPECTED REVENUE SHORTFALLS AND QUARTERLY VARIATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     Our expense levels are based primarily on our estimate of future revenues and are largely fixed in the short-term. In the future, we may not accurately predict the introduction of new or enhanced services by us or our competitors or the degree of customer acceptance of new services. In the short-term, we may also be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. This could adversely impact our business, operating results and financial condition. It is possible that in one or more future quarters our results may fall below the expectations of securities analysts or investors. In addition, our operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

  OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND FOREIGN BUSINESS PRACTICES, WHICH COULD INCREASE OUR COST OF DOING BUSINESS AND ERODE OUR PROFIT MARGINS.

     We derive approximately 41 percent of our revenue from customers located outside the United States, particularly in Europe. If the value of foreign currencies relative to the U.S. Dollar decreases, our revenues translate to a lower U.S. Dollar amount.

     Our international operations are also subject to other risks, including:

     - Impact of possible adverse political and economic conditions

     - Potentially adverse tax consequences

     - Impact of the policies of the United States and foreign governments on foreign trade

     - Reduced protection for intellectual property rights in some countries

     - Changes in regulatory requirements

     - Cost of adapting our services to foreign markets

     If we do not realize our expected results from international operations or if the value of foreign currencies decrease relative to the U.S. Dollar, our business, operating results and financial condition would be adversely affected.

  WE MAY NOT HAVE THE RESOURCES TO EFFECTIVELY MANAGE OUR GROWTH, AND OUR LIMITED EXPERIENCE IN MANAGING AND INTEGRATING ORGANIZATIONS MAY CAUSE FUTURE ACQUISITIONS OR JOINT VENTURES TO DISRUPT OUR OPERATIONS AND IMPEDE OUR OPERATING RESULTS.

     As with our recent growth, our potential future growth may place significant demands on management as well as on our administrative, operational and financial resources. Expanding our business to take advantage of new market opportunities will require significant management attention and financial resources, perhaps adversely impacting our existing operations.

     In addition, we regularly evaluate acquisition and joint venture opportunities and in the future expect to make acquisitions of other companies or technologies or enter into joint ventures, which will involve many risks including:

     - Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations

     - Diversion of management's attention from other business concerns

     - Issuance of dilutive equity securities and incurrence of debt or contingent liabilities

     - Large write-offs and amortization expense related to intangible assets

     - Loss of key employees of acquired organizations

     - Risks of entering markets in which we have no or limited prior experience

     - Payments of cash and assumption of liabilities of other businesses

     Our inability to manage growth or to integrate any future acquisitions or joint ventures could adversely affect our business, operating results and financial condition.

  REDUCTIONS IN ROOM RATES AND HOTEL COMMISSION PAYMENTS WOULD REDUCE OUR REVENUES AND NET INCOME.

     Pegasus Financial Services, which includes our commission processing service, derives revenues based on the dollar value of travel agency commissions paid by hotels. The dollar value of these commissions is based on the number of reservations, the length of stay and the room rate. Approximately 16 percent of our revenue in 2001 was attributable to Pegasus Financial Services. If there is any decline in average daily room rates, change in the commission payment process, reduction in the amount of commissions paid to travel agencies or any increase in the direct distribution of rooms by hotels, our revenues and net income could substantially decrease. Hotels typically are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10 percent, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. Hotels increasingly utilize other direct distribution channels, like the Internet, or offering negotiated rates to major corporate customers that are non-commissionable to travel agencies. Reductions in room rates as well as efforts to reduce hotel reservation commissions could adversely affect our business, operating results and financial condition.

  WE ARE EXPOSED TO CREDIT RISK FROM HOTELS AND TRAVEL-RELATED WEB SITES.

     Our hotel representation customers primarily consist of independent hotels, and our technology customers primarily include hotel chains and travel-related Web sites. Some of these customers may not be financially viable. Even though we have policies in place to reduce our exposure to credit risk and have not experienced any degradation in overall collectibility, our inability to collect payments from these customers in the future could result in a material adverse effect on our business, operating results and financial condition.

  WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR PREVENT THEIR UNAUTHORIZED USE, WHICH COULD DIVERT OUR FINANCIAL RESOURCES AND HARM OUR BUSINESS.

     Our success depends upon our proprietary technology and other intellectual property rights. We currently rely upon a combination of trademark, patents, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology and other intellectual property. Despite our current efforts to protect our proprietary rights, these protective measures may not be enforceable or adequate to prevent misappropriation or independent third-party development of our technology. In addition, we may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result in substantial cost and diversion of management resources. A successful claim against us could effectively block our ability to use or license our technology and other intellectual property in the United States or abroad. If we cannot adequately protect our proprietary rights, it could adversely affect our competitive edge in the marketplace and consequently our business, operating results and financial condition.

  LOSS OF OUR ARRANGEMENTS WITH KEY CUSTOMERS AND THIRD-PARTY SERVICE ARRANGEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is dependent upon our customer arrangements with hotel chains, independent hotels, hotel representation firms, travel management companies, travel agencies, travel agency consortia, global distribution systems, travel-related Web sites and Internet-based information and reservation systems. In the future, we may be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources. We also rely on third parties to provide remittance and worldwide currency exchange services for our commission processing service and for facility maintenance, SAP hosting and disaster recovery services for the computer and voice/data communications systems used in all of our services. If we are unable to renew or extend our contracts with existing third-party service providers or enter into contracts with alternate service providers on favorable terms, it could adversely affect our business, operating results and financial condition.

  OUR SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL.

     Our success depends on the continued service of our executive officers and other key personnel including our Chief Executive Officer John F. Davis, III and our business segment presidents Joseph W. Nicholson and Mark C. Wells. Even though we currently have "key-man" insurance covering Messrs. Davis and Nicholson, this insurance amount may not adequately compensate us for the loss of their services. We cannot guarantee that we will be able to successfully identify, attract, motivate and retain other highly-skilled personnel in a timely and effective manner. Our failure to retain our officers and key personnel or to recruit new personnel could adversely affect our business, operating results and financial condition.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD FORCE US TO CHANGE OUR OPERATIONS.

     Our primary customers are hotel chains, independent hotels, hotel representation firms and travel agencies. We also have recently entered into a business relationship with five large hotel industry participants. As a result of these relationships, any federal, state or foreign governmental authorities, competitors or consumers could raise anti-competitive concerns regarding our relationship with our customers or otherwise. Any such action or similar allegations by third parties could have a material adverse effect on our business, operating results and financial condition.

  WE HAVE DETERRENTS THAT MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING CONTROL OF PEGASUS, AND SUCH DETERRENTS MAY PREVENT ACQUISITIONS OF OUR COMPANY THAT MAY BE IN YOUR BEST INTEREST.

     Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us. These provisions include the staggered terms of our board of directors, the exclusive right of the board of directors to fill vacancies on the board, and restrictions on the right of stockholders to remove members of the board of directors. We are also subject to the provisions of Delaware law that restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions. In addition, we have a stockholder rights plan. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock.

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

  OUR MINORITY INTEREST INVESTMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have in the past and may in the future make strategic investments in other companies and ventures. In doing so, we may have little or no control over the success of the company or venture. There can be no assurance of the success of any such investment.

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

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO MANY FACTORS.

     Several factors have in the past caused, and may in the future cause, our stock price to be and in the future may be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

     - Actual or anticipated variations in our quarterly operating results.

     - Our ability to successfully develop, introduce and market new or enhanced products and services to the hotel industry on a timely basis.

     - Unexpected changes in demand for our services and solutions due to the fixed nature of a large portion of our expenses.

     - Unpredictable volume and timing of customer revenues due to seasonality in the travel industry, the terms of customer contracts and other factors.

     - Purchasing and payment patterns, as well as pricing policies, of our competitors.

     - Announcements of technological innovations or new services by us or our competitors.

     - Changes in financial estimates by securities analysts.

     - Conditions or trends in the Internet and online commerce industries.

     - Changes in the market valuations of other similarly situated companies.

     - Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

     - Market fluctuations and performance of the hotel industry.

     - Unscheduled system downtime.

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

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in a leased facility with approximately 59,000 square feet of space in Dallas, Texas. We also have regional hubs in Phoenix, London and Singapore with approximately 129,000, 47,000 and 11,000 square feet of leased office space, respectively. In total, we have 22 offices in 16 countries, all of which are leased facilities. We believe that our existing facilities are well maintained and in good operating condition.

     In September 2001, we signed lease agreements for new properties in Dallas and Phoenix. We plan to move our existing offices in those respective cities into these new facilities in 2002, which will reduce our cost on a square foot basis. Our corporate headquarters will be located within the new Dallas facilities measuring approximately 81,000 square feet while the Phoenix facilities will contain approximately 110,000 square feet of office space. We believe that our planned and existing facilities are adequate for our anticipated levels of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "PEGS" since August 7, 1997. At March 14, 2002, there were approximately 406 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater. The market prices set forth below have been adjusted to reflect a three-for-two stock split effected on January 7, 2000 in the form of a stock dividend to all stockholders of record on December 20, 1999.

                                                               HIGH     LOW
                                                              ------   ------
2001
Fourth quarter..............................................  $14.20   $ 8.56
Third quarter...............................................  $13.20   $ 8.00
Second quarter..............................................  $13.02   $ 7.63
First quarter...............................................  $12.50   $ 6.06
2000
Fourth quarter..............................................  $19.31   $ 5.81
Third quarter...............................................  $21.00   $ 9.94
Second quarter..............................................  $20.75   $10.50
First quarter...............................................  $40.67   $14.25
1999
Fourth quarter..............................................  $54.42   $24.17
Third quarter...............................................  $29.75   $19.33
Second quarter..............................................  $32.92   $20.75
First quarter...............................................  $30.67   $16.67

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

     On September 28, 1998, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. Each right entitles the registered holder to purchase from us one one-thousand five hundredth (1/1,500th) of a share of our Series A Preferred Stock for each share of our common stock held at a price of $60, which reflects the adjustment for the stock split effected in January 2000. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 2001 and 2000 and for the year ended December 31, 1999 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 1999 and as of and for the years ended December 31, 1998 and 1997 are derived from Pegasus' financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Pegasus' consolidated financial statements and notes thereto.

                                                          YEAR ENDED DECEMBER 31
                                           -----------------------------------------------------
                                           2001(1),(2)   2000(1)      1999      1998      1997
                                           -----------   --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................   $179,962     $162,199   $ 38,036   $29,064   $20,903
Net income (loss)........................    (29,737)     (26,582)     8,666     5,396       589
Net income (loss) per share(3)
  Basic..................................      (1.21)       (1.14)      0.47      0.34      0.05
  Diluted................................      (1.21)       (1.14)      0.44      0.32      0.05
Working capital (deficit)................     (5,541)       9,049    145,787    46,248    39,636
Total assets.............................    303,670      357,705    163,540    60,320    49,923
Long-term obligations, net of current
  portion................................         --       20,000         --        58       661
Total stockholders' equity...............    231,201      260,572    156,772    54,264    43,478

---------------

(1) Pegasus' selected consolidated financial data includes the operations and purchase accounting amortization related to the acquisition of REZ in April 2000.

(2) Pegasus' selected consolidated financial data includes the operations related to the acquisition of GETS in September 2001.

(3) Certain net income (loss) per share amounts were retroactively adjusted for a four-for-three stock split that occurred in August 1997 and a three-for-two stock split that occurred in January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this annual report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in this annual report. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those set forth in Pegasus' filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this annual report on Form 10-K.

DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF SEPTEMBER 11, 2001 EVENTS

     Our business, particularly our hotel representation business, is sensitive to changes in the demand for hotel rooms. During 2001 and continuing into 2002, the travel industry, which had already been adversely impacted by the onset of the economic recession and other world events, has been further weakened by the terrorist attacks of September 11, 2001, the following retaliation and the continuing threat alerts. The overall long-term impact of these events on Pegasus and the travel industry is uncertain. Both the number of reservations and the average daily rate, or ADR, charged for each hotel room have sharply declined following September 11, 2001 due to the decrease in demand. Although the recovery in the number of reservations, as compared to the prior year, has been quicker than anticipated, ADRs have not yet fully recovered and continue to lag behind the recovery in transaction volumes. Since our Electronic Distribution and CRS revenues are primarily transaction-based, revenues for these businesses, which had sharp decreases immediately following September 11, have recovered relatively quickly and, at the start of 2002, are close to the levels seen in the prior year. However, since our hospitality and commission processing services are based in large part on a combination of reservation volume and ADRs, their recovery has been somewhat more sluggish. Property Systems and Services revenues, which are primarily fixed, have not been significantly impacted. In addition, we experienced an increase in the sales cycle for some of our services, as new customers were hesitant to sign new contracts given the uncertain economic environment.

     The adverse impact of both a soft economy and the September 11 events has resulted in a decrease in the demand for hotel rooms and, therefore, has negatively impacted our revenues in 2001. We expect this trend to continue at least through the first six months of 2002.

     Prior to September 11, we completed a thorough review of our operations and instituted a restructuring plan designed to reduce our costs and improve operational efficiencies. We continue to monitor reservations and other daily indicators and adjust our resources accordingly. We will continue to focus on cost management and the development of new business. However, continued terrorist activities or a delay in the economic recovery could have a material adverse effect on our business, operating results and financial condition.

WEAKNESS OF THE EURO

     Since the REZ acquisition, Pegasus derives a substantial portion of its revenue from customers located outside the United States, particularly in Europe. The weakness of the Euro relative to the U.S. Dollar resulted in Pegasus earning less revenue during the years ended December 31, 2001 and 2000 than it otherwise might have earned if currency rates had remained comparable with currency rates for the years ended December 31, 2000 and 1999, respectively.

RECENT DEVELOPMENTS

  HOTEL DISTRIBUTION SYSTEM, LLC

     On February 11, 2002, Pegasus and five hotel chains -- Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood
Hotels -- announced the newly formed Hotel Distribution System, LLC, or HDS. This new venture will market hotel rooms over the Internet through multiple online sites using a merchant business model. In other words, HDS will have access to net rate hotel room inventory and the opportunity to mark it up as the marketplace allows without the associated inventory risk. HDS has announced that it plans to utilize technology Pegasus is currently developing to provide a link to allow Internet sites to sell hotel rooms via direct connections to hotel reservations systems. HDS has signed an agreement with Orbitz.com to distribute the room inventory. Pegasus' Utell subsidiary will be one of the first hotel suppliers to distribute inventory through HDS.

  RESTRUCTURE PLAN

     On September 4, 2001, Pegasus announced the reorganization of its operations from a business unit structure into distinct functional areas. The restructuring plan, which includes the elimination of approximately 15 percent of its workforce determined to be duplicative and the consolidation of certain facilities and functions, is scheduled to be completed by early 2002 and once fully implemented, is estimated to result in annual cost savings of approximately $9 million to $11 million. During the year ended December 31, 2001, Pegasus incurred a total of $7.7 million in restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs. As of December 31, 2001, total unpaid severance and outplacement costs were $1.3 million and total unpaid redundant facilities and other costs were $1.9 million. These unpaid costs are classified as accrued liabilities and are expected to be paid within the next 12 months.

  ACQUISITION OF GLOBAL ENTERPRISE TECHNOLOGY SOLUTIONS, LLC

     On November 1, 2000, Pegasus entered into an agreement to acquire all or part ownership of Global Enterprise Technology Solutions, LLC, or GETS, a Tempe, Arizona-based provider of hotel property management systems. Under the terms of the agreement, Pegasus initiated the acquisition by acquiring a 20 percent interest for a combination of Pegasus common stock and cash totaling $5.0 million. This initial investment was accounted for under the equity method.

     On September 1, 2001, Pegasus acquired the remaining 80 percent of GETS for $11.5 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS' results of operations subsequent to the acquisition date are included in Pegasus' consolidated financial statements. The total $22.6 million purchase price includes approximately $6.0 million of cash advances to fund software development and $90,000 in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. An independent third party provided a valuation of intangible assets related to the GETS acquisition.

  SALE OF GOLDEN TULIP

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

  SALE OF SUMMIT AND STERLING

     On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation, or IndeCorp, for approximately $12 million, including scheduled future payments due upon member hotel contract renewals. IndeCorp is a Chicago-based holding company that owns and operates the luxury hotel brand Preferred Hotels & Resorts Worldwide. In addition, IndeCorp signed a five-year technology services agreement and a three-year hotel representation agreement with Pegasus. Under these agreements, Pegasus is the exclusive provider of reservation technology, electronic reservation processing and commission processing services to the IndeCorp brands, which includes all Preferred Hotels & Resorts, Summit Hotels & Resorts and Sterling Hotels & Resorts member hotels.

     On November 9, 2001, Pegasus and IndeCorp amended the original sale agreement to provide for a $6.0 million promissory note that replaces the scheduled future payments under the original agreement. The discounted value of this promissory note is $5.5 million. The $6.0 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent annually.

     In conjunction with amending this original sale agreement, Pegasus also received from IndeCorp a $2.8 million promissory note to replace existing outstanding trade receivables and extended the term of the existing technology services and hotel representation agreements with IndeCorp for an additional
1 1/2 years. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent annually.

     During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of the Summit Hotels & Resorts and Sterling Hotels & Resorts brands.

CRITICAL ACCOUNTING POLICIES

     Pegasus considers certain accounting policies related to revenue recognition, bad debt, valuation of deferred tax assets and impairment of long-lived assets to be critical policies due to the estimation processes involved in each. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

  REVENUE RECOGNITION

     Central Reservation System. Pegasus derives revenues from its CRS service by charging hotel customers transaction fees as well as license, maintenance and support fees related to our RezView software. Transaction fees are recognized when the guest stay occurs or transaction date depending on the contract terms. License, maintenance and support fees are recognized ratably over the term of the customer contract.

     Electronic Distribution. Pegasus derives revenues from its GDS distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled, or net reservations. As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. Pegasus recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. Our interim balance sheets reflect deferred revenue for the difference between the fee per transaction that we actually bill a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The deferred revenue created during the early periods of the year is recognized by the end of the year as the fee per transaction that we actually bill a customer falls below the average fee per transaction for the entire year. Additionally, we generally charge new participants in the GDS distribution service a one-time fee for work performed to establish the connection between a hotel's central reservation system and our electronic distribution technology. Pegasus recognizes these one-time fees over the life of the customer contract.

     Pegasus derives its online distribution revenues by charging participating hotels transaction fees. For reservations that originate on Web sites using our online distribution service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Online distribution service customers also pay initial development fees and monthly subscription or maintenance fees. Pegasus recognizes these initial development fees over the life of the customer contract.

     Financial Services. Pegasus derives commission processing revenues by charging each participating travel agency a fee equal to a percentage of commissions paid to that agency through the commission processing service. Pegasus also generally charges participating hotels a fee based on the number of commissionable transactions processed. Pegasus recognizes revenues from its commission processing service in the month in which the hotel stay occurs.

     Property Systems. Property Systems revenues consist of maintenance and support fees, which are recognized ratably over the term of the customer contract. In addition, Property Systems revenues include transaction fees from our PegasusCentral product, which are recognized monthly, based on room occupancy rates.

     Hotel Representation. Pegasus derives revenues from its hotel representation service by charging hotel customers reservation processing fees, membership fees and fees for various marketing services. Reservation processing fees are recognized when the guest stay occurs or transaction date depending on the contract terms. Membership fees are generally billed quarterly and recognized ratably over the billing period. Marketing service revenues are recognized as the marketing services are provided.

  BAD DEBT

     Pegasus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pegasus' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Should Pegasus determine that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  GOODWILL AND INTANGIBLE ASSETS

     Pegasus has significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

REVENUES

  TECHNOLOGY

     Central Reservation System. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. CRS revenues represented approximately 30 percent of total revenues for 2001.

     Electronic Distribution. Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Web site customers typically pay a one-time fee for establishing the connection between the third-party Web site and our electronic distribution technology. Electronic Distribution revenues represented approximately 10 percent of total revenues for 2001.

     Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 16 percent of total revenues for 2001.

     Property Systems and Services. Property Systems and Services revenues for 2001 primarily consisted of maintenance and support fees related to the GuestView software as well as revenues from the operations of GETS, subsequent to September 1, 2001, the acquisition date. In addition, Property System revenues include transaction fees from our PegasusCentral product, which are recognized monthly, based on room occupancy rates. Property Systems and Services represented approximately 3 percent of total revenues for 2001.

  HOSPITALITY

     Hotel Representation. Hotel Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 41 percent of total revenues for 2001, which includes Golden Tulip revenues for the six months ended June 30, 2001. Pegasus sold its Golden Tulip brand business in June 2001. In addition, Pegasus allows international travelers, who book rooms at hotels to which we provide representation services, to prepay for their hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our exposure to movements in foreign currency exchange rates.

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

COSTS

     Pegasus' cost of services consists principally of personnel costs relating to information technology, customer service and telemarketing and facilities and equipment maintenance costs. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, office, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software, goodwill and other intangible assets. Interest expense includes interest on a note payable to Reed Elsevier plc, which was repaid in June 2001.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Pegasus completed the acquisition of REZ on April 3, 2000 and the acquisition of GETS on September 1, 2001. Accordingly, REZ's and GETS's results of operations subsequent to the acquisition dates are included in the accompanying consolidated financial statements.

     Net revenues. Net revenues in 2001 increased to $180.0 million from $162.2 million in 2000. This increase was primarily attributable to the acquisitions of REZ and GETS, as well as the addition of new CRS customers and growth in our Financial Services business. The overall increase was net of lost revenues from the sale of the Summit, Sterling and Golden Tulip brands and the discontinued business intelligence operations. The overall increase in net revenues was also offset by a reduction in hotel reservations and a decline in the average daily rates subsequent to the terrorist attacks of September 11, 2001. Other changes in the business are described in the paragraphs that follow the presentation of revenues below (amounts in millions).

                                                               2001     2000
                                                              ------   ------
Technology:
  CRS.......................................................  $ 54.2   $ 35.7
  Electronic Distribution...................................    18.9     20.4
  Financial Services........................................    28.6     25.5
  Property Systems & Services...............................     4.5      2.2
  Business Intelligence.....................................     0.3      1.5
                                                              ------   ------
  Technology Total..........................................   106.5     85.3
  Continuing Operations.....................................   106.2     83.8

                                                               2001     2000
                                                              ------   ------
Hospitality:
  Utell/Paytell.............................................    66.8     56.3
  Golden Tulip..............................................     6.7      8.9
  Sterling..................................................      --      5.0
  Summit....................................................      --      6.7
                                                              ------   ------
  Hospitality Total.........................................    73.5     76.9
  Continuing Operations.....................................    66.8     56.3
Total Revenue...............................................  $180.0   $162.2
                                                              ======   ======
Total Continuing Operations.................................  $173.0   $140.1
                                                              ======   ======

     Revenues for our technology segment increased $21.2 million, or 24.9 percent, to $106.5 million in 2001 compared to $85.3 million in 2000.

     CRS revenues increased $18.5 million, or 51.8 percent, to $54.2 million in 2001 compared to $35.7 million in 2000. While a substantial portion of the increase is attributable to a full year's revenues from REZ, the remaining increase is primarily due to providing more services to existing customers and adding new customers, such as Kimpton Hotels, IndeCorp and Universal Studios.

     Electronic Distribution revenues decreased $1.5 million, or 7.4 percent, to $18.9 million in 2001 compared to $20.4 million in 2000. The decrease was the result of a 12.5 percent decrease in transactions, due to the loss of business previously generated from some hotel GDS connections, which terminated during the past year. The effect of the decrease in transactions was partially offset by a 14.3 percent increase in transaction revenue per transaction due to a 16.7 percent increase in Internet transactions, which earn higher fees.

     Financial Services revenues increased $3.1 million, or 12.2 percent, to $28.6 million in 2001 compared to $25.5 million in 2000. The increase was primarily due to growth in our reconciliation and tracking service revenue, which contributes to higher average travel agency fees. Revenues were also enhanced by a slight increase in gross commissions due to a 3.5 percent increase in transactions.

     Property Systems and Services generated revenues of $4.5 million in 2001 compared to $2.2 million in 2000. Of the $2.3 million increase, $1.3 million is attributable to revenues from GETS, subsequent to the September 1, 2001 acquisition. Other property system revenues consist of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition.

     Revenues for our hospitality segment decreased $3.4 million, or 4.4 percent, to $73.5 million in 2001 compared to $76.9 million in 2000. The sale of our Summit, Sterling and Golden Tulip brands accounted for approximately $13.9 million of the decrease in revenues. Excluding the effect of the Summit, Sterling and Golden Tulip sales, hotel representation revenues increased by $10.5 million, or 18.7 percent, primarily due to the inclusion of a full year's revenues from the REZ acquisition.

     Cost of services. Cost of services increased $17.7 million, or 22 percent, to $98.1 million in 2001 compared to $80.4 million in 2000. This increase is primarily the result of the inclusion of a full twelve months of costs from the REZ acquisition and four months of costs from the GETS acquisition. These costs were partially offset by cost-containment efforts implemented during the year and the absence of costs related to the Summit, Sterling and Golden Tulip businesses. As a percent of revenue, cost of services increased to 54.5 percent in 2001 as compared to 49.6 percent in 2000. This increase was primarily due to realizing a lower gross margin on REZ revenues.

     Research and development. Research and development expenses decreased $191,000, or 2.4 percent, to $7.8 million in 2001 compared to $8.0 million for the same period in 2000. The decrease is primarily the result of more research and development costs meeting the criteria for capitalization in 2001. As a percent of revenue, research and development costs decreased to 4.4 percent in 2001 as compared to 5.0 percent in 2000.

     General and administrative expenses. General and administrative expenses increased $4.8 million, or 23.5 percent, to $25.2 million in 2001 compared to $20.4 million in 2000. General and administrative expenses increased primarily due to the inclusion of a full twelve months of costs from the REZ acquisition. In addition, an increase in the use of professional services related to our enterprise-wide accounting and information system and our restructuring plan also resulted in increased general and administrative expenses and were partially offset by a decrease in travel expense and other controllable costs. As a percent of revenue, general and administrative expenses increased to 14.0 percent in 2001 as compared to 12.6 percent in 2000.

     Marketing and promotion expenses. Marketing and promotion expenses decreased $3.1 million, or 12.6 percent, to $21.7 million in 2001 compared to $24.8 million in 2000. Marketing and promotion expenses decreased primarily due to the sales of Summit, Sterling and Golden Tulip, a reduction in headcount and a decrease in travel and other controllable costs. In addition, Utell is now outsourcing some of its marketing functions thereby resulting in lower costs. As a percent of revenue, marketing and promotion expenses decreased to 12.1 percent in 2001 as compared to 15.3 percent in 2000.

     Depreciation and amortization. Depreciation and amortization expenses increased $14.2 million, or 27.6 percent, to $65.7 million in 2001 compared to $51.5 million in 2000. The increase was primarily due to the inclusion of a full twelve months of depreciation and amortization expenses related to assets obtained in the REZ acquisition. This increase was partially offset by a reduction in purchased intangible assets associated with the sales of our Summit, Sterling and Golden Tulip brand businesses.

     Restructure costs. During 2001, Pegasus incurred $7.7 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas, the consolidation of reservation centers and the winding down of Business Intelligence operations. As of December 31, 2001, total unpaid severance and outplacement costs were $1.3 million and total unpaid redundant facilities and other costs were $1.9 million. These unpaid costs are classified as accrued liabilities and are expected to be paid within the next twelve months.

     Interest income. Interest income decreased $1.8 million in 2001 compared to 2000 as we had a smaller investment in marketable securities during 2001. The smaller investment in marketable securities was due to the utilization of our marketable securities to fund the REZ and GETS acquisitions and the early payment of our $20 million note payable to Reed Elsevier.

     Interest expense. Interest expense decreased $800,000 in 2001 compared to 2000, primarily due to early payment of our $20 million note payable to Reed Elsevier and the reduction of capital leases.

     Equity in loss of investee. Prior to September 1, 2001, when the Company acquired the remaining 80 percent interest in GETS, Pegasus recognized $39,000 as its share of GETS' net losses and $595,000 as the amortization of associated goodwill for total equity in loss of investee of $634,000.

     Gains on sales of business units. During 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp for approximately $12 million, which included scheduled future payments with an estimated net realizable value of $5.5 million. During 2001, the Company recognized a pre-tax gain on this transaction of $4.8 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles, recognizing a pre-tax gain of $749,000 related to this transaction.

     Provision for income taxes. Pegasus recorded an income tax benefit of $8.9 million in 2001, representing an effective tax rate of 23.1 percent. Our effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax benefit of $5.9 million in 2000, representing an effective tax rate of 18.2 percent of pretax income. The effective tax rate for 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     The results of operations for the year ended December 31, 2000 include the effect of the REZ acquisition, which was completed on April 3, 2000. Accordingly, REZ's results of operations subsequent to the acquisition are included in the accompanying consolidated financial statements.

     Net revenues. Net revenues in 2000 increased to $162.2 million from $38.0 million in 1999. Revenues increased primarily due to the acquisition of REZ. Excluding the effect of REZ, revenues increased $9.7 million, or 25.5 percent primarily due to higher transaction levels for Electronic Distribution and Financial Services. Excluding the effect of REZ, other changes in the business are described in the paragraphs that follow the presentation of revenues below (amounts in millions).

                                                               2000    1999
                                                              ------   -----
Technology:
  CRS.......................................................  $ 35.7   $  --
  Electronic Distribution...................................    20.4    17.9
  Financial Services........................................    25.5    18.1
  Property Systems & Services...............................     2.2      --
  Business Intelligence.....................................     1.5     2.0
                                                              ------   -----
  Technology Total..........................................    85.3    38.0
Hospitality.................................................    76.9      --
                                                              ------   -----
Total Revenue...............................................  $162.2   $38.0
                                                              ======   =====

     Electronic Distribution revenues increased 20.0 percent in 2000 as compared to 1999. This increase resulted primarily from a 17.2 percent increase in the number of hotel reservations made through our GDS and online distribution services. Transaction revenue per transaction increased 9.8 percent in 2000 as compared to 1999 due to an increase in the number of Internet-based transactions, which generate more revenue per transaction.

     Financial Services revenues increased 36.5 percent in 2000 compared to 1999 as a result of a 32.6 percent increase in the value of commissions paid to member travel agencies through our commission processing service. The value of commissions paid increased because of an increase in the number of hotel commission transactions processed combined with an increase in the average value of commissions processed. In addition, revenue earned on the spread between the currency in which the hotel commission is earned and the currency paid to the travel agency increased. Incremental reconciliation and tracking services revenue also contributed to the increase in commission processing revenues. Net revenues arising from the increase in commissions paid was offset by a reduction in the average fee received from participating travel agencies for consolidating and remitting hotel commission payments. The decrease in the average travel agency fee is due to consolidation within the travel agency industry.

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

     Revenues for our hospitality segment were $76.9 million in 2000 and were entirely related to REZ's operations subsequent to the April 3, 2000 acquisition date.

     Cost of services. Cost of services were $80.4 million in 2000. Included in 2000 is $64.8 million in cost of services attributable to REZ's operations. Excluding the effect of REZ, cost of services increased $2.9 million in 2000 compared to 1999. Cost of services increased due to an increase in headcount for Electronic Distribution and Commission Processing. As a percent of revenue, cost of services increased to 49.6 percent in

2000 as compared to 33.4 percent in 1999. This increase was primarily due to realizing a lower gross margin on REZ revenues.

     Research and development. Research and development expenses were $8.0 million in 2000. Research and development expenses in 2000 include $4.9 million related to REZ's operations. Excluding the effect of REZ, research and development expenses increased $541,000 in 2000 compared to 1999. As a percent of revenue, research and development costs decreased to 5.0 percent in 2000 as compared to 6.7 percent in 1999.

     General and administrative expenses. General and administrative expenses were $20.4 million in 2000. General and administrative expenses in 2000 include $11.9 million related to REZ. Excluding the effect of REZ, general and administrative expenses increased $3.8 million in 2000 compared to 1999. General and administrative expenses increased due to an increase in headcount as well as other expenses that were incurred as a result of the acquisition but did not meet the criteria for capitalization. As a percent of revenue, general and administrative expenses increased to 12.6 percent in 2000 as compared to 12.2 percent in 1999.

     Marketing and promotion expenses. Marketing and promotion expenses were $24.8 million in 2000. Included in 2000 is $17.9 million in marketing and promotion expenses attributable to REZ. Excluding the effect of REZ, marketing and promotion expenses increased $884,000 in 2000 compared to 1999. Marketing and promotion expenses increased due to an increase in headcount for commission processing, business intelligence and corporate marketing. As a percent of revenue, marketing and promotion expenses decreased to 15.3 percent in 2000 as compared to 16.0 percent in 1999.

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

     Restructure and asset impairment costs. During the fourth quarter of 2000, we incurred $3.4 million of restructuring and asset impairment charges. Approximately $3.0 million related to a write-down of goodwill and other assets associated with Pegasus Business Intelligence. Approximately $419,000 related to consolidation of reservation centers in Europe and Latin America.

     Write-off of purchased in-process research and development. During 2000, Pegasus wrote off $8.0 million for REZ research and development projects that had not yet reached technological feasibility at the time of acquisition. For more information on the write-off of purchased in-process research and development see Note 3 to the consolidated financial statements, included in
Item 8 to this annual report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

     Pegasus' principal sources of liquidity at December 31, 2001 included cash and cash equivalents of $13.4 million, short-term investments of $9.2 million and an unused revolving credit facility of $30.0 million. In September 2001, Pegasus signed lease agreements for its new Dallas and Phoenix offices. In conjunction with the lease agreements, Pegasus entered into two irrevocable standby letter of credit agreements with

Chase Manhattan Bank totaling $2.6 million. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

     Pegasus had a working capital deficit of $5.5 million at December 31, 2001 compared to positive working capital of $9.0 million at December 31, 2000. Working capital decreased primarily as a result of early payment of our $20 million note payable to Reed Elsevier as well as an $11.5 million payment for the GETS acquisition. Net cash provided by operating activities increased to $25.4 million in 2001 from $24.4 million in 2000, primarily due to an increased focus on cost containment.

     Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $14.4 million in 2001, compared to $16.7 million in 2000. Additional uses of cash for investing activities in 2001 included the purchase of marketable securities and the acquisition of GETS. Pegasus has satisfied its cash requirements for investments primarily through cash generated from operations, the sale of capital stock, and the sale of the Summit, Sterling and Golden Tulip brand businesses. Pegasus estimates that capital expenditures during 2002 will increase over 2001 primarily due to furniture, equipment and leasehold improvements for our new Dallas and Phoenix offices as well as costs associated with our new data center in Phoenix. Capital expenditures for 2002 will also include adding capacity to existing systems and software development. Operating leases are the only off-balance sheet financing arrangements the Company engages in. Approximate future minimum lease payments are included in note 13 to the consolidated financial statements included in item 8 of this annual report on Form 10-K.

     In conjunction with the REZ acquisition, Pegasus entered into a credit agreement on April 17, 2000. Under the terms of the credit agreement, Pegasus has an aggregate $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term, and a current interest rate of LIBOR plus 2 percent. There was no amount outstanding under the credit facility at March 14, 2002. However, the two irrevocable standby letter of credit agreements entered into by Pegasus for the new Dallas and Phoenix offices reduce the available borrowing capacity under this revolving credit facility by $2.6 million. Management is currently in discussions with lending institutions regarding the renewal or replacement of this credit agreement and believes it will be renewed or replaced before its April 2002 expiration.

     On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of March 14, 2002, Pegasus had repurchased 196,000 shares at a cost of $2.1 million.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - Our profitability

     - Operational cash requirements, including payments for severance and redundant facilities related to our restructuring

     - Competitive pressures

     - Development of new services and applications

     - Acquisition of and investment in complementary businesses or technologies

     - Response to unanticipated cash requirements

     Pegasus believes its cash flows from operations, together with funds available from debt financing, will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

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

     FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus applied the provisions of FAS 141 and FAS 142 to the GETS acquisition and will apply the provisions to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's consolidated balance sheet at December 31, 2001 relates to the REZ and GETS acquisitions, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, the Company will discontinue the amortization of goodwill acquired in the REZ acquisition beginning in January 2002.

     Beginning in 2002, workforce-in-place from the REZ acquisition will be reclassified as goodwill. Also beginning in 2002, goodwill will be subject to an annual impairment test. Based on preliminary valuations performed to date, management does not believe that goodwill will be impaired. As a result, other than discontinuing the amortization of goodwill, which amounted to $16.2 million in 2001, adoption of the Statements is not expected to have a material impact on the consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or FAS 144. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," or FAS 121, and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 beginning in January 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

     In November 2001, the FASB Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This EITF consensus concludes that consideration from a vendor to a customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Companies are required to adopt EITF 01-9 for fiscal years beginning after December 15, 2001, and are required to reclassify all prior period amounts to conform to the current period presentation. Pegasus is currently evaluating the effects of this pronouncement on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pegasus is exposed to certain market risks, including the effects of movements in foreign currency exchange rates, and uses derivative financial instrument contracts to manage foreign exchange risks. Pegasus has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

     To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2001. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities primarily trade receivables and payables.

     A summary of forward exchange contracts in place at December 31, 2001 follows (in thousands):

                                                               SELL    PURCHASE
                                                              ------   --------
Australian Dollar...........................................  $   --     $178
Canadian Dollar.............................................     847       --
Swiss Franc.................................................      --      403
Danish Krone................................................      --      125
Euro........................................................   4,724       --
British Pound...............................................      92       --
Hong Kong Dollar............................................     300       --
Japanese Yen................................................     794       --
Norwegian Krona.............................................      --       67
New Zealand Dollar..........................................      20       --
Swedish Krona...............................................     529       --
Singapore Dollar............................................      --        6
Thai Baht...................................................     156       --
                                                              ------     ----
  Total.....................................................  $7,462     $779
                                                              ======     ====

     A $295,000 contract to sell Japanese Yen has a contract maturity of March 2002. All other contracts mature in January 2002. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2001. During the fiscal year ended December 31, 2000, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2000. As of December 31, 2000, Pegasus had approximately $13.6 million in sell forward exchange contracts and $2.8 million in purchase forward exchange contracts. Pegasus' positions with respect to these forward exchange contracts differed as of December 31, 2000 compared to December 31, 2001 because of changes in Pegasus' non-U.S. denominated trade payables and receivables. For more information on derivative financial instruments see Notes 1 and 6 to the consolidated financial statements included in Item 8 to this annual report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasus Solutions, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 4, 2002, except as to Note 17
  which is as of February 11, 2002

                            PEGASUS SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS

Cash and cash equivalents...................................  $ 13,438   $ 37,150
Short-term investments......................................     9,167         63
Accounts receivable, net of allowance for doubtful accounts
  of $5,790 and $7,159, respectively........................    29,228     29,889
Income tax receivable.......................................       375         --
Other current assets........................................     4,934      5,689
                                                              --------   --------
          Total current assets..............................    57,142     72,791
Goodwill, net of accumulated amortization of $28,544 and
  $11,944, respectively.....................................   136,921    149,764
Intangible assets, net of accumulated amortization of
  $43,939 and $20,638, respectively.........................    32,505     62,909
Property and equipment, net.................................    67,365     64,434
Other noncurrent assets.....................................     9,737      7,807
                                                              --------   --------
          Total assets......................................  $303,670   $357,705
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 19,018   $ 14,883
Accrued liabilities.........................................    13,280     11,651
Deferred tax liability......................................    12,301     12,078
Unearned income.............................................     8,585      9,428
Accrued payroll and benefits................................     6,905      6,719
Customer deposits...........................................     2,170      2,691
Other current liabilities...................................       424         80
Income tax payable..........................................        --      6,212
                                                              --------   --------
     Total current liabilities..............................    62,683     63,742
Note payable................................................        --     20,000
Deferred tax liability......................................       544      8,961
Noncurrent uncleared commission checks......................     4,004      2,844
Other noncurrent liabilities................................     5,238      1,586
Commitments and contingencies...............................        --         --
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000 shares authorized;
     zero shares issued and outstanding.....................        --         --
  Common stock, $0.01 par value; 50,000 shares authorized;
     25,136 and 24,873 shares issued, respectively..........       251        249
  Additional paid-in capital................................   290,444    288,422
  Unearned compensation.....................................       (34)      (157)
  Accumulated comprehensive gain (loss).....................        21       (265)
  Accumulated deficit.......................................   (56,238)   (26,501)
  Treasury stock at cost; 441 and 245 shares,
     respectively...........................................    (3,243)    (1,176)
                                                              --------   --------
          Total stockholders' equity........................   231,201    260,572
                                                              --------   --------
          Total liabilities and stockholders' equity........  $303,670   $357,705
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000      1999
                                                              --------   --------   -------
Net revenues................................................  $179,962   $162,199   $38,036
Cost of services............................................    98,132     80,377    12,691
Research and development....................................     7,842      8,033     2,546
General and administrative expenses.........................    25,201     20,404     4,630
Marketing and promotion expenses............................    21,709     24,843     6,079
Depreciation and amortization...............................    65,651     51,549     2,438
Restructure and asset impairment costs......................     7,696      3,421        --
Write-off of purchased in-process research and
  development...............................................        --      8,000        --
                                                              --------   --------   -------
Operating income (loss).....................................   (46,269)   (34,428)    9,652
Other income (expense):
     Interest income........................................     1,655      3,464     4,828
     Interest expense.......................................      (887)    (1,687)      (27)
     Equity in loss of investee, including amortization of
       excess purchase price of $595........................      (634)        --        --
     Gain on sale of business units.........................     5,538         --        --
     Other..................................................     1,914        151    (1,100)
                                                              --------   --------   -------
Income (loss) before income taxes...........................   (38,683)   (32,500)   13,353
Income tax benefit (expense)................................     8,946      5,918    (4,687)
                                                              --------   --------   -------
Net income (loss)...........................................  $(29,737)  $(26,582)  $ 8,666
                                                              ========   ========   =======
Other comprehensive income (loss) -- change in unrealized
  gain (loss), net of tax of $185, $171 and $13,
  respectively..............................................       286       (240)      (25)
                                                              --------   --------   -------
Comprehensive income (loss).................................  $(29,451)  $(26,822)  $ 8,641
                                                              ========   ========   =======
Net income (loss) per share:
     Basic..................................................  $  (1.21)  $  (1.14)  $  0.47
                                                              ========   ========   =======
     Diluted................................................  $  (1.21)  $  (1.14)  $  0.44
                                                              ========   ========   =======
Weighted average shares outstanding:
     Basic..................................................    24,570     23,380    18,576
                                                              ========   ========   =======
     Diluted................................................    24,570     23,380    19,689
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                COMMON STOCK                                    TREASURY STOCK        UNREALIZED
                             ------------------   ADDITIONAL                  -------------------   GAIN (LOSS) ON   RETAINED
                             NUMBER OF             PAID-IN       UNEARNED     NUMBER OF               MARKETABLE     EARNINGS
                              SHARES     AMOUNT    CAPITAL     COMPENSATION    SHARES     AMOUNT      SECURITIES     (DEFICIT)
                             ---------   ------   ----------   ------------   ---------   -------   --------------   ---------
Balance at December 31,
  1998.....................   15,980      $160     $ 63,330       $(616)        (175)     $   (26)      $  --        $ (8,584)
Secondary offering.........    3,450        35       84,408          --           --           --          --              --
Windfall tax benefit of
  stock options............       --        --        4,196          --           --           --          --              --
Net change in unearned
  compensation.............       --        --          150         174           --           --          --              --
Exercise of stock
  options..................      542         5        2,191          --           --           --          --              --
Issuance of stock
  warrant..................      519         5        2,484          --           --           --          --              --
Issuance for stock purchase
  plan.....................       24        --          219          --           --           --          --              --
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --          --           --           --         (25)             --
Net income.................       --        --           --          --           --           --          --           8,666
                              ------      ----     --------       -----         ----      -------       -----        --------
Balance at December 31,
  1999.....................   20,515       205      156,978        (442)        (175)         (26)        (25)             82
Windfall tax benefit of
  stock options............       --        --          397          --           --           --          --              --
Net change in unearned
  compensation.............       --        --           (6)        285           --           --          --              --
Exercise of stock
  options..................      116         1          504          --           --           --          --              --
Issuance for stock purchase
  plan.....................       72         1          809          --           --           --          --              --
Issuance for REZ
  acquisition..............    3,990        40      126,742          --           --           --          --              --
Issuance for GETS
  acquisition..............      180         2        2,998          --           --           --          --              --
Shares received from REZ
  escrow settlement........       --        --           --          --          (70)      (1,150)         --              --
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --          --           --           --        (240)             --
Dividend payable resulting
  from stock split.........       --        --           --          --           --           --          --              (1)
Net loss...................       --        --           --          --           --           --          --         (26,582)
                              ------      ----     --------       -----         ----      -------       -----        --------
Balance at December 31,
  2000.....................   24,873       249      288,422        (157)        (245)      (1,176)       (265)        (26,501)
Windfall tax benefit of
  stock options............       --        --          542          --           --           --          --              --
Net change in unearned
  compensation.............       --        --           --         123           --           --          --              --
Exercise of stock
  options..................      215         1          989          --           --           --          --              --
Issuance for stock purchase
  plan.....................       48         1          453          --           --           --          --              --
Purchase of treasury
  shares...................       --        --           --          --         (196)      (2,067)         --              --
Acquisition of GETS........       --        --           38          --           --           --          --              --
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --          --           --           --         286              --
Net loss...................       --        --           --          --           --           --          --         (29,737)
                              ------      ----     --------       -----         ----      -------       -----        --------
Balance at December 31,
  2001.....................   25,136      $251     $290,444       $ (34)        (441)     $(3,243)      $  21        $(56,238)
                              ======      ====     ========       =====         ====      =======       =====        ========


                              TOTAL
                             --------
Balance at December 31,
  1998.....................  $ 54,264
Secondary offering.........    84,443
Windfall tax benefit of
  stock options............     4,196
Net change in unearned
  compensation.............       324
Exercise of stock
  options..................     2,196
Issuance of stock
  warrant..................     2,489
Issuance for stock purchase
  plan.....................       219
Change in unrealized gain
  (loss) on marketable
  securities...............       (25)
Net income.................     8,666
                             --------
Balance at December 31,
  1999.....................   156,772
Windfall tax benefit of
  stock options............       397
Net change in unearned
  compensation.............       279
Exercise of stock
  options..................       505
Issuance for stock purchase
  plan.....................       810
Issuance for REZ
  acquisition..............   126,782
Issuance for GETS
  acquisition..............     3,000
Shares received from REZ
  escrow settlement........    (1,150)
Change in unrealized gain
  (loss) on marketable
  securities...............      (240)
Dividend payable resulting
  from stock split.........        (1)
Net loss...................   (26,582)
                             --------
Balance at December 31,
  2000.....................   260,572
Windfall tax benefit of
  stock options............       542
Net change in unearned
  compensation.............       123
Exercise of stock
  options..................       990
Issuance for stock purchase
  plan.....................       454
Purchase of treasury
  shares...................    (2,067)
Acquisition of GETS........        38
Change in unrealized gain
  (loss) on marketable
  securities...............       286
Net loss...................   (29,737)
                             --------
Balance at December 31,
  2001.....................  $231,201
                             ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(29,737)  $(26,582)  $  8,666
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Write-off of purchased in-process research and
     development............................................        --      8,000         --
    Depreciation and amortization...........................    65,651     51,549      2,438
    Equity in loss of investee..............................       634         --         --
    Gain on sale of business units..........................    (5,538)        --         --
    Asset impairment........................................        --      3,003         --
    Bad debt expense........................................     3,408      2,874         --
    Write-off of minority interest investment...............        --         --      1,100
    Deferred income taxes...................................    (9,934)    (9,865)      (661)
    Other...................................................    (1,140)     1,153      4,621
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Accounts receivable...................................    (3,963)     6,664     (1,167)
      Other current and noncurrent assets...................       574      2,438     (1,494)
      Accounts payable and accrued liabilities..............     4,144    (12,403)     1,153
      Unearned income.......................................      (843)    (2,046)      (196)
      Income tax receivable/payable.........................    (6,587)     1,827         --
      Other noncurrent liabilities..........................     8,730     (2,235)       295
                                                              --------   --------   --------
         Net cash provided by operating activities..........    25,399     24,377     14,755
Cash flows from investing activities:
  Purchase of REZ, net of cash acquired.....................       852    (93,115)        --
  Purchase of GETS..........................................   (11,512)    (2,000)        --
  Proceeds from sale of business units......................     4,033         --         --
  Purchase of marketable securities.........................   (16,375)        --    (54,536)
  Proceeds from maturity of marketable securities...........     7,225     35,294     34,893
  Purchase of property and equipment........................   (14,407)   (16,678)    (3,383)
  Proceeds from sale of property and equipment..............       310         --         --
  Other.....................................................     1,500     (1,500)      (100)
                                                              --------   --------   --------
         Net cash used in investing activities..............   (28,374)   (77,999)   (23,126)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     1,444      1,301     89,347
  Proceeds from line of credit..............................        --     10,000         --
  Repayment of line of credit...............................        --    (10,000)        --
  Repayment of notes payable................................   (20,000)   (18,021)        --
  Purchase of treasury stock................................    (2,067)        --         --
  Other.....................................................      (114)       (53)      (540)
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................   (20,737)   (16,773)    88,807
Net increase (decrease) in cash and cash equivalents........   (23,712)   (70,395)    80,436
Cash and cash equivalents, beginning of period..............    37,150    107,545     27,109
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 13,438   $ 37,150   $107,545
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  2,073   $    449   $     28
                                                              ========   ========   ========
  Income taxes paid.........................................  $  2,385   $  1,167   $  1,117
                                                              ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
  Common stock issued for purchase of REZ...................  $     --   $125,632   $     --
                                                              ========   ========   ========
  Note payable issued for purchase of REZ...................  $     --   $ 20,000   $     --
                                                              ========   ========   ========
  Common stock issued for investment in GETS................  $     --   $  3,000   $     --
                                                              ========   ========   ========
  Notes received from sale of Summit and Sterling Hotels &
    Resorts.................................................  $  7,000   $     --   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                            PEGASUS SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. ("REZ"), a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system, or CRS, and property management system, or PMS, services to our existing electronic distribution and commission processing services. Pegasus is organized primarily on the basis of services provided, and as a result of the REZ acquisition, the Company is now organized into two reportable segments -- technology and hospitality.

     The technology segment provides CRS, electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names were sold in January 2001, and the Golden Tulip representation service was sold in June 2001.

     In June 2001, we launched our new Web-based PMS service, PegasusCentral(TM), and announced that Six Continents Hotels had named it as one of two preferred PMS standards for its 2,600-plus Holiday Inn and Holiday Inn Express properties. PegasusCentral offers, on an ASP basis, a single-image inventory system, providing CRS and PMS functions from a central database.

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

  INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Marketable securities consist of corporate debt and equity securities and obligations issued by governments and agencies. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

                            PEGASUS SOLUTIONS, INC.

maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with changes in the unrealized gain or loss reported as a separate component of stockholders' equity, net of tax.

  CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the product. In the event unamortized software costs exceed the net realizable value of the software, the excess is written-off in the period the excess is determined. Additionally, capitalized software includes software purchased from third parties used in the operations of the Company. In addition to software acquired in purchase transactions, the Company capitalized software of $3,676,000, $3,035,000 and $917,000 during 2001, 2000 and 1999.
Amortization of capitalized software for those same years was $15,780,000, $11,315,000 and $499,000, respectively. At December 31, 2001 and 2000, unamortized capitalized software was $51.0 million and $45.0 million, respectively.

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

     The Company evaluates long-lived assets to be held and used in the business, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. The Company believes that no impairment of property and equipment existed at December 31, 2001 or 2000.

  GOODWILL

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over ten to fifteen years. Unamortized goodwill at December 31, 2001 and 2000 was $136.9 million and $149.8 million, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and anticipated future undiscounted net cash flows of the related business. The Company believes that no impairment of goodwill existed at December 31, 2001 or 2000.

     Amortization of goodwill was $16,203,000, $12,280,000 and $416,000 for the years ended December 31, 2001, 2000 and 1999, respectively (see "Recently issued accounting standards").

                            PEGASUS SOLUTIONS, INC.

  OTHER INVESTMENTS

     In September 1998, the Company purchased 225,225 shares of Series B Convertible Preferred Stock of Intermezzo Systems, Inc. for $1.0 million representing approximately a 10.6 percent interest. Intermezzo was a developer of enterprise software solutions for the hospitality industry. The Intermezzo board of directors elected to cease operations in July 1999 and entered into an orderly plan of liquidation. As a result, Pegasus wrote-off $1.1 million in 1999 representing the Company's entire investment in Intermezzo.

     As a result of the REZ acquisition, the Company has a $1.1 million non-controlling equity investment in the SITA Foundation that is accounted for under the cost method. The investment, which is included in other current assets, is ultimately convertible into 32,853 shares of France Telecom upon the approval of the SITA board of trustees. The Company intends to divest its ownership upon such approval.

  REVENUES

     Pegasus' revenues are predominantly transaction-based. The Company's technology segment derives its revenues from transaction fees, commissions fees, license fees and maintenance fees charged to participating hotels and travel agencies. The Company's hospitality segment derives its revenues from reservation processing fees, membership fees and fees for various marketing services.

     Central Reservation Systems. Central Reservation Systems revenues consist of transaction fees as well as license, maintenance and support fees related to the Company's RezView(TM) software. Transaction fees are recognized when the guest stay occurs or transaction date depending on the contract terms. License, maintenance and support fees are recognized ratably over the term of the customer contract.

     Pegasus Electronic Distribution. Pegasus derives revenues from its GDS distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled ("net reservations"). As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company's interim balance sheets reflect deferred revenue for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The deferred revenue created during the early periods of the year is recognized by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Additionally, Pegasus generally charges new participants in the GDS distribution service a one-time fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. The Company recognizes these one-time fees over the life of the customer contract. The Company also charges certain GDS's a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

     Pegasus derives its Internet distribution revenues by charging participating hotels transaction fees. For reservations that originate on Web sites using our online distribution service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Online distribution service customers also pay initial development fees and monthly subscription or maintenance fees.

     Financial Services. Pegasus derives commission processing revenues by charging each participating travel agency a fee equal to a percentage of commissions paid to that agency through the commission processing service. The Company also generally charges participating hotels a fee based on the number of

                            PEGASUS SOLUTIONS, INC.

commissionable transactions processed. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. Pegasus recognizes revenues from its commission processing service in the month in which the hotel stay occurs.

     Property Systems. Property Systems revenues consist of maintenance and support fees from the Company's GuestView(TM) software and the operations of Global Enterprise Technology Solutions, LLC ("GETS") subsequent to its September 2001 acquisition. In addition, Property System revenues include transaction fees from our PegasusCentral product, which are recognized monthly, based on room occupancy rates. While no new licenses are being sold for GuestView, existing customers continue to be serviced, with maintenance and support fees recognized ratably over the term of the customer contract. The operations of GETS subsequent to its September 2001 acquisition consists primarily of maintenance and support fees, which are recognized ratably over the term of the customer contract.

     Hotel Representation. Hotel representation revenues consist of reservation processing fees, membership fees and fees for various marketing services. Reservation processing fees are recognized when the guest stay occurs or on the transaction date depending on the contract terms. Membership fees are generally billed quarterly and recognized ratably over the billing period. Marketing service revenues are recognized as the marketing services are provided.

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

  ADVERTISING COSTS

     Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2001, 2000 and 1999 was approximately $3.8 million, $5.1 million and $1.0 million, respectively.

  RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to operations when incurred.

  FOREIGN CURRENCY

     The Company has various foreign operations, primarily in Canada, Europe, Latin America and Asia. The U.S. dollar is the functional currency for the Company's foreign operations. Gains and losses from foreign currency transactions are recognized in the period in which they occur and are included in other income (expense).

  FINANCIAL INSTRUMENTS

     The Company uses derivative financial instrument contracts to manage foreign exchange risks. Amounts receivable or payable under derivative financial instrument contracts are reported on the consolidated balance

                            PEGASUS SOLUTIONS, INC.

sheet. As exchange rates fluctuate, gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in the statement of operations as other income (expense).

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheets at December 31, 2001 and 2000 approximate their respective fair values.

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

     Accounts receivable. The Company's technology customers primarily include well-established hotel chains and travel-related web sites. The Company's representation customers primarily consist of independent hotels, some of which are located outside the United States. Some of these customers may not be financially viable. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its customers.

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

     The Company is exposed to certain market risks, including the effects of movements in foreign currency exchange rates. 41 percent of revenue is derived from customers located outside the United States, particularly in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues. The Company uses derivative financial instrument contracts to manage foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

  NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period, after giving retroactive effect to stock splits. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The effect of stock options is not included in the calculation of diluted net loss per share for the years ended December 31, 2001 and 2000 as the effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculation were 3.3 million and 3.1 million in 2001 and 2000, respectively. The Company has no other potentially dilutive securities.

     For the year ended December 31, 1999, outstanding options totaling 1.1 million had strike prices below the average fair market value of the Company's common stock and were included in the diluted earnings per share calculations for that year. The effect of this inclusion increased the weighted average number of shares outstanding to be used in the diluted earnings per share calculation to 19.7 million.

                            PEGASUS SOLUTIONS, INC.

  RECENTLY ISSUED ACCOUNTING STANDARDS

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

     FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Pegasus applied the provisions of FAS 141 and FAS 142 to the GETS acquisition and will apply the provisions to existing goodwill and intangible assets beginning in 2002. The amount of goodwill included in the Company's consolidated balance sheet at December 31, 2001 relates to the REZ and GETS acquisitions, and management believes there are no other identifiable intangible assets included in the goodwill amount. As such, the Company will discontinue the amortization of goodwill acquired in the REZ acquisition beginning in January 2002.

     Beginning in 2002, workforce-in-place from the REZ acquisition will be reclassified as goodwill. Also beginning in 2002, goodwill will be subject to an annual impairment test. Based on preliminary valuations performed to date, management does not believe that goodwill will be impaired. As a result, other than discontinuing the amortization of goodwill, which amounted to $16.2 million in 2001, adoption of the Statements is not expected to have a material impact on the consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 beginning in January 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

     In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This EITF consensus concludes that consideration from a vendor to a customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Companies are required to adopt EITF 01-9 for fiscal years beginning after December 15, 2001, and are required to reclassify all prior period amounts to conform to the current period presentation. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

2.  RESTRUCTURE COSTS

     During the years ended December 31, 2001 and 2000, Pegasus recognized $7.7 million and $3.4 million of restructuring charges, respectively. The composition of those charges follows (amounts in thousands):

                                                               2001     2000
                                                              ------   ------
Reorganization by business function:
  Severance and outplacement costs..........................  $3,910   $   --
  Redundant facilities and other costs......................   2,392       --
                                                              ------   ------
                                                               6,302       --
Consolidation of reservation centers:
  Severance costs...........................................     821       --
  Redundant facilities and other costs......................     352      419
                                                              ------   ------
                                                               1,173      419
Winding-down of business intelligence services:
  Write-down of goodwill and other assets...................      --    3,002
  Severance costs...........................................     221       --
                                                              ------   ------
                                                                 221    3,002
                                                              ------   ------
Total restructuring charges.................................  $7,696   $3,421
                                                              ======   ======

     Pegasus conducted a reorganization of its reportable segments by business function in the third quarter of 2001, incurring $6.3 million of restructuring charges. These charges included $3.9 million of severance and outplacement costs and $2.4 million of redundant facilities and other costs. As a result of the reorganization plan, Pegasus eliminated approximately 15 percent of its workforce determined to be duplicative and consolidated certain facilities and functions. The positions eliminated were primarily related to call center and administrative functions and included both domestic and international locations.

     The Company consolidated reservation centers outside the United States during the fourth quarter of 2000 and the first and fourth quarters of 2001, incurring $1.6 million of restructuring charges. These charges included $821,000 of severance costs and $771,000 of redundant facilities and other costs. As a result of the reservation center consolidation, Pegasus eliminated approximately five percent of its workforce determined to be duplicative and consolidated certain facilities and functions.

     Pegasus' business intelligence division ceased operations during the fourth quarter of 2000, incurring $3.2 million of restructuring charges. These charges included $221,000 of severance costs and $3.0 million to write-down goodwill and other assets associated with business intelligence services. Approximately one percent of the Company's workforce was eliminated by the winding-down of these services.

     As of December 31, 2001, total unpaid severance and outplacement costs were $1.3 million and total unpaid redundant facilities and other costs were $1.9 million. These unpaid costs are classified as accrued liabilities and will be paid within the next 12 months.

                            PEGASUS SOLUTIONS, INC.

3.  ACQUISITIONS

  REZ, INC.

     On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. ("REZ"), which was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's consolidated financial statements.

     The $245.3 million purchase price includes approximately $11.0 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development ("IPR&D"), is summarized below (in thousands):

Estimated fair value of net tangible assets purchased.......  $    996
Deferred tax liability associated with the intangibles
  acquired..................................................   (42,179)
Customer relationships......................................    59,600
Software....................................................    33,300
Workforce in-place..........................................    20,200
Non-compete agreement.......................................     3,700
Goodwill....................................................   161,708

     The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates. When initially allocated, intangible assets and goodwill had estimated useful lives and estimated annual amortization as follows (in thousands):

                                                                             CALCULATED ANNUAL
                                                     ESTIMATED USEFUL LIFE     AMORTIZATION
                                                     ---------------------   -----------------
Customer relationships.............................         3 years               $19,733
Software...........................................         3 years                11,048
Workforce in-place.................................         3 years                 6,815
Non-compete agreement..............................         5 years                   737
Goodwill...........................................        10 years                16,191

     The carrying value of customer relationships was reduced by $7.2 million during 2001, due to the sale of Summit, Sterling and Golden Tulip representation services -- see Note 4. Therefore, the rate of annual amortization was adjusted accordingly over the remaining useful life of customer relationships.

     A charge of $8.0 million was taken in 2000 to write off purchased IPR&D projects. The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not yet been established. These projects included a customer reporting system and Corporate Direct, a program for discounted corporate room rates on the Internet. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

  GLOBAL ENTERPRISE TECHNOLOGY SOLUTIONS, LLC

     On September 1, 2001, Pegasus acquired the remaining 80 percent of the outstanding common stock of Global Enterprise Technology Solutions, LLC ("GETS"), a Tempe, Arizona-based provider of hotel property management systems, for $11.5 million in cash. Pegasus acquired the initial 20 percent interest on

                            PEGASUS SOLUTIONS, INC.

November 1, 2000 for $5.0 million in cash and stock, which was accounted for under the equity method. The final purchase price totaled $22.6 million and was comprised of:

     - $16.5 million in total cash and common stock exchanged in November 2000 and September 2001,

     - $6.0 million of software development costs funded by Pegasus prior to acquisition, and

     - $90,000 of acquisition costs.

     The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS' results of operations subsequent to the acquisition date are included in the Company's consolidated financial statements. Allocation of the purchase price to assets acquired and liabilities assumed was based upon an independent, third-party appraisal and management's estimates. The approximate fair value of assets acquired and liabilities assumed at the acquisition date is summarized below (in thousands):

Estimated fair value of net tangible liabilities assumed....  $(1,380)
Software....................................................   18,120
Other intangible assets.....................................      120
Goodwill....................................................    5,730

     Acquired software and intangible assets that are depreciable total $18.2 million and have a weighted average useful life of 4.9 years. Software was not amortized during 2001 as it was not available for general release to customers. Goodwill related to the 20 percent share of GETS acquired in November 2000 was amortized through the September 2001 acquisition of the remaining 80 percent of GETS and was included in equity in loss of investee. At August 31, 2001, amortization included in equity in loss of investee totaled $595,000. Pursuant to the issuance of FAS 141 and FAS 142, goodwill obtained with the September 2001 GETS acquisition is not subject to amortization. The $5.7 million of goodwill was assigned to the technology segment of the Company and is expected to be completely deductible for tax purposes.

4.  SALE OF BUSINESS UNITS

  SUMMIT AND STERLING HOTELS & RESORTS

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

     On November 9, 2001, Pegasus and IndeCorp amended the original sale agreement to provide for a $6.0 million promissory note that replaces the scheduled future payments under the original agreement. The discounted value of this promissory note is $5.5 million. The $6.0 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at seven percent.

     In conjunction with amending the original sale agreement, Pegasus also received from IndeCorp a $2.8 million promissory note to replace existing outstanding trade receivables, and extended the term of the existing technology services and hotel representation agreements with IndeCorp for an additional
1 1/2 years.

                            PEGASUS SOLUTIONS, INC.

The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at seven percent.

     During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of the Summit Hotels & Resorts and Sterling Hotels & Resorts brands.

  GOLDEN TULIP

     On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles ("NH") for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of $749,000. In addition, NH signed one-year agreements with Pegasus for reservation and Utell services. As part of the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns.

5.  MARKETABLE SECURITIES

     Marketable securities held by the Company at December 31, 2001 and 2000 are classified as available-for-sale and consist of corporate debt and equity securities and obligations issued by governments and agencies. Realized gains and losses are determined on a specific identification basis. In 2001, the Company recognized a $484,000 write-down of the carrying value of equity securities. There were no realized gains or losses from investment transactions in 2000 or 1999. Corporate debt securities and government and agency obligations all have contractual maturities less than one year at December 31, 2001. The amortized cost and fair value of marketable securities at December 31, 2001 and 2000 are as follows (in thousands):

                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
December 31, 2001
  Corporate debt............................   $5,976        $32         $  (4)      $6,004
  Government and agency obligations.........    3,141          6            --        3,147
  Equity securities.........................       16         --            --           16
                                               ------        ---         -----       ------
  Total marketable securities...............   $9,133        $38         $  (4)      $9,167
                                               ======        ===         =====       ======
December 31, 2000
  Equity securities.........................   $  500        $--         $(437)      $   63
                                               ======        ===         =====       ======

6.  DERIVATIVE FINANCIAL INSTRUMENTS

     To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2001. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities -- primarily trade receivables and payables.

                            PEGASUS SOLUTIONS, INC.

     A summary of forward exchange contracts in place at December 31, 2001 follows (in thousands):

                                                               SELL    PURCHASE
                                                              ------   --------
Australian Dollar...........................................  $   --     $178
Canadian Dollar.............................................     847       --
Swiss Franc.................................................      --      403
Danish Krone................................................      --      125
Euro........................................................   4,724       --
British Pound...............................................      92       --
Hong Kong Dollar............................................     300       --
Japanese Yen................................................     794       --
Norwegian Krona.............................................      --       67
New Zealand Dollar..........................................      20       --
Swedish Krona...............................................     529       --
Singapore Dollar............................................      --        6
Thai Baht...................................................     156       --
                                                              ------     ----
  Total.....................................................  $7,462     $779
                                                              ======     ====

     A $295,000 contract to sell Japanese Yen has a contract maturity of March 2002. All other contracts mature in January 2002. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2001.

7.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following (in thousands):

                                                                            ESTIMATED
                                                       2001       2000     USEFUL LIFE
                                                     --------   --------   ------------
Software...........................................  $ 87,738   $ 65,941   3 to 5 years
Computer equipment.................................    22,905     20,974   3 to 4 years
Furniture and equipment............................     4,377      2,868        7 years
Office equipment...................................     3,929      4,925        4 years
Leasehold improvements.............................     2,766      2,331     lease term
                                                     --------   --------
                                                      121,715     97,039
Less: accumulated depreciation.....................   (54,350)   (32,605)
                                                     --------   --------
Property and equipment, net........................  $ 67,365   $ 64,434
                                                     ========   ========

     Depreciation expense for property and equipment was $23.3 million, $18.6 million and $2.0 million for 2001, 2000 and 1999, respectively.

                            PEGASUS SOLUTIONS, INC.

8.  DEBT

     As part of the consideration paid for REZ, the Company entered into a $20 million, eight percent note payable to Reed Elsevier plc, the majority REZ shareholder, which was due on April 3, 2002. On June 15, 2001, the Company repaid the entire principal balance of $20 million, plus accrued interest of $2.0 million.

     In April 2000, the Company entered into a $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). The credit agreement has a two-year term and a current interest rate of LIBOR plus two percent. There was no amount outstanding under the credit facility at December 31, 2001 and 2000.

     In September 2001, Pegasus signed lease agreements for its new Dallas and Phoenix offices. In conjunction with the lease agreements, Pegasus entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

9.  STOCKHOLDERS' EQUITY

     Pegasus completed a secondary public offering of 3,450,000 shares of common stock at a price of $25.92 per share in May 1999. After deducting the underwriters' discounts and offering expenses, net proceeds to Pegasus were approximately $84.4 million.

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

     On August 9, 2000, the board of directors authorized the repurchase of up to two million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of December 31, 2001, the Company had purchased 196,000 shares for an aggregate $2.1 million.

10.  STOCK-BASED COMPENSATION

     In accordance with the Company's 1996 stock option plan ("1996 Plan"), amended and approved in March 1997, options to purchase 1,300,000 shares of the Company's common stock may be granted to Company employees. In accordance with the Company's 1997 stock option plan ("1997 Plan"), approved in March 1997, options to purchase shares of the Company's common stock may be granted to Company employees, non-employee directors and contractors. The 1997 Plan was amended in May 2001 to provide that the number of shares reserved for issuance would equal 15 percent of the number of shares outstanding as of the last business day in April each year, less the number of shares reserved under all Company stock option plans as of that date. The number of shares reserved for issuance under both the 1996 and 1997 Plans (collectively, "the Plans") as of December 31, 2001 was approximately 4.0 million.

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

                            PEGASUS SOLUTIONS, INC.

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

     In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, the Company recorded net unearned compensation of approximately $150,000 in 1999 related to stock option grants. No unearned compensation was recorded in 2001 and 2000. Unearned compensation is being recognized ratably over the vesting period for the stock option grants. Compensation expense of approximately $123,000, $279,000 and $324,000 was charged to operations in 2001, 2000 and
1999, respectively.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost for the plans of the Company been determined based on the fair value provisions of FAS 123, the Company's net income (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           2001       2000      1999
                                                         --------   --------   ------
Net income (loss) -- as reported.......................  $(29,737)  $(26,582)  $8,666
Net income (loss) -- pro forma.........................  $(33,648)  $(30,267)  $7,572
Net income (loss) per share -- as reported:
  Basic................................................  $  (1.21)  $  (1.14)  $ 0.47
  Diluted..............................................  $  (1.21)  $  (1.14)  $ 0.44
Net income (loss) per share -- pro forma:
  Basic................................................  $  (1.37)  $  (1.29)  $ 0.41
  Diluted..............................................  $  (1.37)  $  (1.29)  $ 0.38

     The pro forma disclosures provided are not likely to be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock option plans.

     The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $6.23, $10.88 and $14.55 in 2001, 2000 and 1999, respectively. The weighted average fair value for options with exercise prices below the market price of stock at the grant date was $13.72 in 1999. There were no options granted in 2001 and 2000 with exercise prices below the market price of stock at the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         2001        2000        1999
                                                       ---------   ---------   ---------
Dividend yield.......................................         --          --          --
Expected volatility Post-IPO grants..................       78.8%       83.0%       72.0%
Risk-free rate of return.............................        4.3%        6.4%        5.7%
Expected life........................................  4.0 years   4.0 years   4.0 years

                            PEGASUS SOLUTIONS, INC.

     The following table summarizes activity under the Company's stock option plans during the years ended December 31 (in thousands, except per share amounts):

                                             NUMBER OF          WEIGHTED AVERAGE EXERCISE
                                          COMPANY OPTIONS            PRICE PER SHARE
                                       ---------------------   ---------------------------
                                       2001    2000    1999     2001      2000      1999
                                       -----   -----   -----   -------   -------   -------
Options outstanding at beginning of
  year...............................  3,069   1,859   2,001   $13.53    $10.71    $ 4.91
Granted..............................  1,791   1,586     525    10.30     16.89     24.93
Exercised............................    216     110     544     4.59      4.26      4.02
Canceled.............................    520     266     123    16.05     17.69      6.64
                                       -----   -----   -----
Options outstanding at end of year...  4,124   3,069   1,859   $12.30    $13.53    $10.71
                                       =====   =====   =====   ======    ======    ======
Options exercisable at end of year...  1,376   1,073     707   $10.70    $ 6.99    $ 3.63
                                       =====   =====   =====   ======    ======    ======

     The following table summarizes information for stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

                                       OPTIONS OUTSTANDING
                         -----------------------------------------------       OPTIONS EXERCISABLE
                                     WEIGHTED AVERAGE                      ----------------------------
                         NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES           OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------          ---------   ----------------   ----------------   ---------   ----------------
$ 1.34.................      367        4.0 years            $ 1.34            367          $ 1.34
$ 2.07.................       97        4.0 years              2.07             97            2.07
$ 6.33 - $ 8.93........    1,183        8.1 years              7.77            264            6.95
$ 9.69 - $14.17........    1,134        8.6 years             11.90            153           10.39
$14.66 - $19.83........      859        8.2 years             17.82            242           17.85
$22.45 - $29.02........      484        5.8 years             24.79            253           24.84
                           -----                                             -----
$ 1.34 - $29.02........    4,124        7.5 years            $12.30          1,376          $10.70
                           =====                                             =====

     The pro forma disclosures for 2001, 2000 and 1999 include approximately $223,000, $366,000 and $108,000, respectively, of compensation expense related to the Company's Employee Stock Purchase Plan. The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            2001       2000       1999
                                                          --------   --------   --------
Dividend yield..........................................        --         --         --
Expected volatility.....................................      70.5%      83.0%      72.0%
Risk-free rate of return................................       6.1%       6.3%       4.5%
Expected life...........................................  1.0 year   1.0 year   1.0 year

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

                            PEGASUS SOLUTIONS, INC.

that is 85 percent of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower.

11.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLANS

     In the United States, the Company sponsors a 401(k) defined contribution retirement plan ("401(k) Plan") covering full-time employees who have attained the age of twenty-one. The 401(k) Plan allows eligible employees to defer receipt of up to 17 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately. The Company makes discretionary matching contributions for employees' annual contributions of up to five percent of employees' compensation. The Company's matching contributions vest one-third a year for three years. After three years of employment, an employee is fully vested in all matching contributions.

     In the United Kingdom, the Company sponsors a defined contribution retirement plan known as the Utell Limited Group Personal Pension Plan ("Utell Defined Contribution Plan"). The Utell Defined Contribution Plan covers all full-time employees not covered within the defined benefit plan described below, regardless of length of service, as well as temporary employees after more than 3 months service. Eligible employees can contribute up to 17.5 percent of their basic salary to various investment funds. Eligible employees may elect to participate at any time during their employment. The Company makes discretionary matching contributions for employees' annual contributions of six percent of the employee's basic salary when the employee contribution levels are three percent or above, and four percent when employee contributions are two percent. The Company's matching contributions vest immediately for employees.

     During 2001, 2000 and 1999, the Company contributed $1,778,000, $1,050,000 and $363,000, respectively, to the 401(k) Plan. During 2001 the Company contributed approximately $182,000 to the Utell Defined Contribution Plan. During the year-ended December 31, 2000, REZ and the Company contributed a total of $152,000 to the Utell Defined Contribution Plan.

  DEFINED BENEFIT PLANS

     Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Employee Retirement Plan ("SERP"). The SERP was effective January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on final average compensation.

     In the United Kingdom, the Company operates a defined benefit plan which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 -- hereto known as the "Utell Defined Benefit Plan." The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation.

                            PEGASUS SOLUTIONS, INC.

     For each defined benefit plan, the following tables provide a statement of funded status as of December 31, 2001 and 2000, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended (in thousands):

                                                                       UTELL DEFINED
                                                        SERP            BENEFIT PLAN
                                                  -----------------   ----------------
                                                   2001      2000      2001      2000
                                                  -------   -------   -------   ------
Benefit obligation at beginning of year.........  $ 2,514   $    --   $ 7,889   $   --
Service cost....................................      365       244       777      576
Interest cost...................................      198       150       473       29
Plan participants' contributions................       --        --       155      190
Amendments......................................       --     1,880        --       --
Actuarial loss..................................    1,237       240      (457)    (610)
Obligations assumed.............................       --        --        --    7,704
Benefits paid...................................       --        --        --       --
                                                  -------   -------   -------   ------
Benefit obligation at end of year...............  $ 4,314   $ 2,514   $ 8,837   $7,889
                                                  =======   =======   =======   ======
Fair value of plan assets at beginning of
  year..........................................  $    --   $    --   $ 8,063   $   --
Actual return on plan assets....................       --        --      (942)    (194)
Employer contribution...........................       --        --       386      363
Plan participants' contributions................       --        --       155      190
Assets transferred..............................       --        --        --    7,704
Benefits paid...................................       --        --        --       --
                                                  -------   -------   -------   ------
Fair value of plan assets at end of year........  $    --   $    --   $ 7,662   $8,063
                                                  =======   =======   =======   ======
Funded status...................................  $(4,314)  $(2,514)  $(1,175)  $  174
Unrecognized actuarial loss.....................    1,446       240       710     (380)
Unrecognized prior service cost.................    1,619     1,738        --       --
                                                  -------   -------   -------   ------
Net amount recognized...........................  $(1,249)  $  (536)  $  (465)  $ (206)
                                                  =======   =======   =======   ======

     The weighted average assumptions used in the measurement of the Company's benefit obligations as of December 31, 2001 and 2000 are as follows:

                                                                      UTELL DEFINED
                                                           SERP       BENEFIT PLAN
                                                        -----------   -------------
                                                        2001   2000   2001    2000
                                                        ----   ----   -----   -----
Discount rate.........................................  7.25%  7.5%    6.0%    6.0%
Expected return on plan assets........................  N/A    N/A     7.5%    7.5%
Rate of compensation increase.........................  5.0%   5.0%    4.0%    4.0%

                            PEGASUS SOLUTIONS, INC.

     The following table provides the components of net periodic benefit costs for the years ended December 31, 2001 and 2000 (in thousands):

                                                                       UTELL DEFINED
                                                           SERP        BENEFIT PLAN
                                                        -----------   ---------------
                                                        2001   2000    2001     2000
                                                        ----   ----   ------   ------
Service cost..........................................  $365   $244   $  777   $  576
Interest cost.........................................   198    150      473       29
Expected return on plan assets........................    --     --     (605)     (36)
Amortization of prior service cost....................   136    141       --       --
Recognized net actuarial loss.........................    15     --       --       --
                                                        ----   ----   ------   ------
Net periodic benefit loss.............................  $714   $535   $  645   $  569
                                                        ====   ====   ======   ======

12.  INCOME TAXES

     Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions (in thousands):

                                                          2001       2000      1999
                                                        --------   --------   -------
Domestic..............................................  $(39,332)  $(34,325)  $13,260
Foreign...............................................       649      1,825        93
                                                        --------   --------   -------
                                                        $(38,683)  $(32,500)  $13,353
                                                        ========   ========   =======

     Deferred taxes consisted of the following at December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 14,357   $  7,506
  Bad debt reserves.........................................     1,514      3,006
  Income tax credits........................................       828        800
  Various expense accruals..................................       412      1,045
  Capital loss carryforward.................................        --        385
  Stock option compensation expense.........................       252        213
  Other.....................................................       100      1,298
                                                              --------   --------
     Gross deferred tax assets..............................    17,463     14,253
     Valuation allowance....................................       (50)       (50)
                                                              --------   --------
     Gross deferred tax assets, net of valuation
       allowance............................................    17,413     14,203
Deferred tax liabilities:
  Acquired intangible assets................................   (25,367)   (34,309)
  Depreciation and amortization.............................    (4,891)      (933)
                                                              --------   --------
     Gross deferred tax liabilities.........................   (30,258)   (35,242)
                                                              --------   --------
Net deferred tax liabilities................................  $(12,845)  $(21,039)
                                                              ========   ========

                            PEGASUS SOLUTIONS, INC.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, management believes it is more likely than not that the deferred tax assets will be realized; therefore, except as noted below, no valuation allowance is necessary. The valuation allowance at December 31, 2001 and 2000 is related to various deferred tax assets established with the March 31, 2000 acquisition of REZ.

     At December 31, 2001 and 2000, the Company had federal net operating loss carryforwards of approximately $35.0 million and $18.3 million, respectively. United Kingdom net operating loss carryforwards for the respective periods were $2.0 million and zero. The net operating loss carryforwards that existed at December 31, 2001 will begin to expire in 2007. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future.

     The Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not intend to repatriate such earnings. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and United States residual tax.

     The components of the income tax provision for the years ended December 31 were as follows (in thousands):

                                                            2001      2000      1999
                                                           -------   -------   ------
Current provision:
  Federal................................................  $    --   $ 3,185   $4,792
  State..................................................       --        90      519
  Foreign................................................      988       672       37
                                                           -------   -------   ------
                                                               988     3,947    5,348
Deferred benefit:
  Federal................................................   (7,840)   (8,249)    (579)
  State..................................................   (1,481)   (1,616)     (82)
  Foreign................................................     (613)       --       --
                                                           -------   -------   ------
                                                            (9,934)   (9,865)    (661)
                                                           -------   -------   ------
Provision (benefit) for income taxes.....................  $(8,946)  $(5,918)  $4,687
                                                           =======   =======   ======

                            PEGASUS SOLUTIONS, INC.

     A reconciliation of taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows for the years ended December 31:

                                                              2001     2000     1999
                                                              -----    -----    ----
Expected income tax provision (benefit).....................  (35.0)%  (35.0)%  34.0%
Non-deductible amortization of goodwill.....................   14.7%    12.9%     --
Write-off of purchased in-process research and
  development...............................................     --      8.6%     --
Other permanent differences.................................    0.2%    (1.6)%  (2.0)%
State income taxes..........................................   (2.5)%   (3.1)%   2.2%
Other, net..................................................   (0.5)%     --     0.9%
                                                              -----    -----    ----
Provision (benefit) for income taxes........................  (23.1)%  (18.2)%  35.1%
                                                              =====    =====    ====

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office space and certain office equipment under non-cancelable operating leases. In September 2001, lease agreements were signed for new Dallas and Phoenix offices. The Company incurred rent expense of approximately $7.8 million, $6.7 million and $1.0 million in 2001, 2000 and 1999, respectively.

     Approximate future minimum lease payments at December 31, 2001, under non-cancelable operating leases with original terms exceeding one year, were as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................  $ 9,875
2003........................................................    7,180
2004........................................................    6,385
2005........................................................    5,367
2006........................................................    5,177
Thereafter..................................................   27,112
                                                              -------
                                                              $61,042
                                                              =======

     Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2001.

     Funds for travel agency commission checks that have not cleared the Company's processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. Liabilities are recorded upon the Company's receipt of the funds from the bank, and total $6.2 million and $4.6 million at December 31, 2001 and 2000, respectively.

     Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

                            PEGASUS SOLUTIONS, INC.

14.  RELATED PARTIES

     One Director of the Company serves as a senior vice president within Marriott International, Inc. In 2001, 2000 and 1999, the Company received $3.7 million, $3.1 million and $2.1 million, respectively, from Marriott and its affiliates for CRS, electronic distribution and Utell services. During the same years, the Company paid Marriott $1.8 million, $1.8 million and $1.5 million, respectively, for consolidating commission data and funds from its properties. At December 31, 2001, receivables from Marriott were $549,000 and payables to Marriott were $106,000.

     Another Director of the Company serves as a senior vice president within Hyatt Hotels Corporation. In 2001, 2000 and 1999, the Company received $970,000, $1,218,000 and $882,000, respectively, from Hyatt for electronic distribution and commission processing services. At December 31, 2001, receivables from Hyatt were $38,000.

15.  SEGMENT INFORMATION

     As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is organized into two reportable segments -- technology and hospitality.

     The technology segment provides CRS, electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names were sold in January 2001, while the Golden Tulip representation service was sold in June 2001.

     The Company is organized primarily on the basis of services provided. Prior period segment information has been reclassified to conform to the current period presentation. Segment data includes an allocation of all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization ("EBITDA"). The Company believes that EBITDA, which is widely used by analysts and investors, is an appropriate measure of operating performance. Nevertheless, this measure should not be considered in isolation of, or as a substitute for, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

                            PEGASUS SOLUTIONS, INC.

     The following table presents information about reported segments at and for the years ending December 31 (in thousands):

                                                                       RECONCILING
                                            TECHNOLOGY   HOSPITALITY      ITEMS       TOTAL
                                            ----------   -----------   -----------   --------
2001
Net revenues..............................   $106,451      $73,511        $  --      $179,962
EBITDA....................................     18,233        1,149           --        19,382
2000
Net revenues..............................     85,335       76,864           --       162,199
EBITDA....................................     14,338       10,884         (101)       25,121
1999
Net revenues..............................     38,036           --           --        38,036
EBITDA....................................     12,090           --           --        12,090

     Reconciling items for 2000 include acquisition costs that did not meet the criteria for capitalization and certain bank charges. A reconciliation of total segment EBITDA to total consolidated income (loss) before income taxes for the years ended December 31 is as follows:

                                                          2001       2000      1999
                                                        --------   --------   -------
Total EBITDA for reportable segments..................  $ 19,382   $ 25,121   $12,090
Write-off of purchased in-process research and
  development.........................................        --     (8,000)       --
Equity in loss of investee............................      (634)        --        --
Gain on sales of business units.......................     5,538         --        --
Depreciation and amortization.........................   (65,651)   (51,549)   (2,438)
Interest income.......................................     1,655      3,464     4,828
Interest expense......................................      (887)    (1,687)      (27)
Other.................................................     1,914        151    (1,100)
                                                        --------   --------   -------
Consolidated income (loss) before income taxes........  $(38,683)  $(32,500)  $13,353
                                                        ========   ========   =======

     The following table presents revenue by geographic location for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

                                                          2001       2000      1999
                                                        --------   --------   -------
Domestic..............................................  $106,008   $101,903   $32,091
International.........................................    73,954     60,296     5,945
                                                        --------   --------   -------
Total revenue.........................................  $179,962   $162,199   $38,036
                                                        ========   ========   =======

                            PEGASUS SOLUTIONS, INC.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations for 2001 and 2000 after giving retroactive effect to a three-for-two stock split (in thousands, except per share amounts):

                                                               QUARTERS ENDED
                                         -----------------------------------------------------------
                                          MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                         -----------   ----------   ---------------   --------------
2001
Revenues...............................   $ 46,108      $ 49,768       $ 45,226          $ 38,860
Loss before provision for income
  taxes................................   $(13,244)     $ (5,837)      $(14,687)         $ (4,915)
Net loss...............................   $(11,083)     $ (4,467)      $(10,851)         $ (3,336)
Basic and diluted net loss per share...   $  (0.45)     $  (0.18)      $  (0.44)         $  (0.14)
Basic and diluted weighted average
  shares outstanding...................     24,596        24,490         24,567            24,632
2000
Revenues...............................   $ 10,661      $ 52,582       $ 52,630          $ 46,326
Income (loss) before provision for
  income taxes.........................   $  4,111      $(14,964)      $ (5,914)         $(15,733)
Net income (loss)......................   $  3,021      $(13,150)      $ (5,052)         $(11,401)
Basic net income (loss) per share......   $   0.15      $  (0.54)      $  (0.21)         $  (0.46)
Diluted net income (loss) per share....   $   0.14      $  (0.54)      $  (0.21)         $  (0.46)
Basic weighted average shares
  outstanding..........................     20,356        24,157         24,395            24,588
Diluted weighted average shares
  outstanding..........................     21,048        24,157         24,395            24,588

     In accordance with FAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

17.  SUBSEQUENT EVENT

     On February 11, 2002, Pegasus and five hotel chains -- Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood
Hotels -- announced the newly formed Hotel Distribution System, LLC, or HDS. This new venture will market hotel rooms over the Internet through multiple online sites using a merchant business model. Utilizing the technology leadership of Pegasus, HDS plans to provide a link to allow Internet sites to sell hotel rooms via direct connections to hotel reservations systems. HDS has signed an agreement with Orbitz.com to distribute room inventory. Pegasus' Utell subsidiary will be one of the first hotel suppliers to be distributed through HDS.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears in our definitive proxy statement for our 2002 annual meeting of Stockholders under the captions "Nominees for Directors," "Directors Continuing in Office" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in our definitive proxy statement for its 2002 annual meeting of stockholders under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in our definitive proxy statement for its 2002 annual meeting of stockholders under the caption "Directors' and Officers' Ownership of Our Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in our definitive proxy statement for its 2002 annual meeting of stockholders under the caption "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The following Financial Statement Schedule is filed as part of this annual report:

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

   2. The following documents are filed or incorporated by reference as exhibits to this annual report:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Agreement and Plan of Merger dated November 16, 1999, as
              amended and restated, among the Company, Pegasus Worldwide,
              Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International
              Group, LTD. (incorporated by reference from Appendix A of
              the Company's Registration Statement (File No. 333-92683) on
              Form S-4 filed on December 14, 1999)
    3.1       Fourth Amended and Restated Certificate of Incorporation
              (incorporated by reference from Exhibit 3.1 of the Company's
              Form 10-Q filed with the Commission on May 15, 2000)
    3.2       Second Amended and Restated Bylaws
    3.3       Form of Certification of Designation, Preferences and Rights
              of Series A Preferred Stock of Pegasus Systems, Inc.
              (incorporated by reference from Exhibit 2 of the Company's
              Form 8-A filed with the Commission on October 9, 1998)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.1       Specimen of Common Stock certificate
    4.2       Fourth Amended and Restated Certificate of Incorporation
              (See Exhibit 3.1)
              Second Amended Restated Bylaws (see Exhibit 3.2)
    4.3       Rights Agreement dated June 25, 1996 by and among the
              Company and certain holders of capital stock of the Company named therein
    4.4       Rights Agreement dated as of September 28, 1998 by and
              between the Company and American Securities Transfer &
              Trust, Inc. (incorporated by reference from Exhibit 4 of the
              Company's Current Report on Form 8-K filed with the
              Commission on October 9, 1998)
    4.5       Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with Commission on
              October 9, 1998)
  *10.1       Employment Agreement dated January 1, 2000 between the
              Company and John F. Davis, III
  *10.2       Employment Agreement dated January 1, 2000 between the
              Company and Joseph W. Nicholson
  *10.3       Employment Agreement dated January 1, 2000 between the
              Company and Jerome L. Galant
 +*10.4       Employment Agreement dated May 7, 2001 between the Company and Susan K. Cole
  *10.5       1996 Stock Option Plan, as amended
  *10.6       1997 Amended Stock Option Plan, (incorporated by reference from the Company's definitive proxy statement filed with the
              Commission on March 22, 2001)
   10.7       Service Agreement dated December 13, 1996 between the
              Company and Comdisco, Inc.
   10.8       Service Agreement dated January 17, 1997 between the Company and Genuity, Inc.
  *10.9       1997 Employee Stock Purchase Plan, as amended
   10.10      Office Lease dated October 1, 1995, First Amendment to
              Office Lease dated February 25, 1998, Second Amendment to
              Office Lease dated November 2, 1998 and Third Amendment to
              Office Lease dated November 8, 1999 between the Company and the Utah State Retirement Investment Fund relating to
              property located at 3811 Turtle Creek Blvd., Suite 1100,
              Dallas, Texas 75219 (incorporated by reference to the
              Company's Form S-4 filed with the Commission on December 14,
              1999)
   10.11      Office Lease dated July 26, 1996, First Amendment to Office
              Lease dated August 22, 1997 and Second Amendment to Office
              Lease dated October 24, 2000 between the Company and Pivotal
              Simon Office XVI, L.L.C. relating to property located at
              7500 N. Dreamy Draw, Suite 120, Phoenix, Arizona 85020
   10.12      Credit Agreement dated April 17, 2000, among the Company,
              Chase Bank of Texas, N.A., Compass Bank and Wells Fargo
              (incorporated by reference from Exhibit 10.14 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)
   10.13      Form of Security Agreement dated April 17, 2000, among the
              Company, Chase Bank of Texas, N.A. and certain guarantors
              (incorporated by reference from Exhibit 10.15 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)
   10.14      Purchase Agreement dated October 31, 2000, among the
              Company, Global Enterprise Technology Solutions, LLC,
              Enterprise Hospitality Solutions, Inc., The Rivadalla Family
              Trust and Christian Rivadalla (incorporated by reference
              from Exhibit 10.16 of the Company's Form 10-Q filed with
              Commission on November 14, 2000)
   10.15      Office Lease dated January 31, 1997, First Amendment to
              Office Lease dated August 7, 1997, Second Amendment to
              Office Lease dated November 1, 1999 and Third Amendment to
              Office Lease dated November 2, 1999 between the Company and
              EastGroup Properties relating to property located at 11048
              N. 23rd Avenue, Phoenix, Arizona 85029
   10.16      Office Lease dated September 1, 1987 and First Amendment to
              Office Lease dated October 26, 1989 between the Company and
              Bridger Properties relating to property located at 2 Kew
              Bridge Road, Brentford Middlesex
  *10.17      Employment agreement dated January 1, 2001 between the
              Company and Ric L. Floyd
  *10.18      Employment agreement dated January 17, 2001 between the
              Company and Mark C. Wells
  *10.19      Supplemental Employee Retirement Plan

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.20      Office lease dated September 17, 2001 between the Company
              and Dallas RPFIV Campbell Centre Associates Limited
              Partnership relating to property located at 8350 North
              Central Expressway, Dallas, Texas 75206 (incorporated by
              reference from 10.23 of the Company's Form 10-Q filed with the Commission on November 15, 2001)
   10.21      Office lease dated September 14, 2001 between the Company
              and Ryan Companies US, Inc. relating to property located at
              1400 North Pima Road, Scottsdale, Arizona 85260
              (incorporated by reference from 10.23 of the Company's Form
              10-Q filed with the Commission on November 15, 2001)
   10.22      Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
   10.23      Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
  +21.1       Subsidiaries of the Company
  +23.1       Consent of PricewaterhouseCoopers LLP
  +24.1       Power of Attorney (included on signature page)

     Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.
---------------

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.

(b) Reports on Form 8-K

     There were no reports on Form 8-K that were filed during the quarter ended December 31, 2001. Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 19th day of March, 2002.

                                          PEGASUS SOLUTIONS, INC.

                                          By:    /s/ JOHN F. DAVIS, III
                                            ------------------------------------
                                                     John F. Davis, III
                                                  Chief Executive Officer
                                                        and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John F. Davis, III, Susan K. Cole and Ric
L. Floyd, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

              /s/ JOHN F. DAVIS, III                    Chief Executive Officer and       March 19, 2002
 ------------------------------------------------      Chairman (Principal Executive
                John F. Davis, III                                Officer)

                /s/ SUSAN K. COLE                    Executive Vice President and Chief   March 19, 2002
 ------------------------------------------------       Financial Officer (Principal
                  Susan K. Cole                      Financial and Accounting Officer)

           /s/ WILLIAM C. HAMMETT, JR.                   Vice Chairman and Director       March 19, 2002
 ------------------------------------------------
             William C. Hammett, Jr.

              /s/ MICHAEL A. BARNETT                              Director                March 19, 2002
 ------------------------------------------------
                Michael A. Barnett

              /s/ ROBERT B. COLLIER                               Director                March 19, 2002
 ------------------------------------------------
                Robert B. Collier

              /s/ THOMAS F. O'TOOLE                               Director                March 19, 2002
 ------------------------------------------------
                Thomas F. O'Toole

               /s/ JEFFREY A. RICH                                Director                March 19, 2002
 ------------------------------------------------
                 Jeffrey A. Rich

                /s/ BRUCE W. WOLFF                                Director                March 19, 2002
 ------------------------------------------------
                  Bruce W. Wolff

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Pegasus Solutions, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 4, 2002, except as to Note 17, which is as of February 11, 2002, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 4, 2002

                                                                     SCHEDULE II

                            PEGASUS SOLUTIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (IN THOUSANDS)

                                                       ADDITIONS    ADDITIONS
                                          BALANCE AT   CHARGED TO     FROM                   BALANCE AT
                                          BEGINNING    COSTS AND    ACQUIRED                   END OF
CLASSIFICATION                            OF PERIOD     EXPENSES    COMPANIES   DEDUCTIONS     PERIOD
--------------                            ----------   ----------   ---------   ----------   ----------
December 31, 1999
  Allowance for doubtful accounts.......    $   99       $   --      $    --     $   (17)      $   82
  Income tax valuation allowance........       270           --           --        (270)          --
                                            ------       ------      -------     -------       ------
  Total reserves and allowances.........       369           --           --        (287)          82
December 31, 2000
  Allowance for doubtful accounts.......        82        2,874       11,924      (7,721)       7,159
  Income tax valuation allowance........        --           --           50          --           50
                                            ------       ------      -------     -------       ------
  Total reserves and allowances.........        82        2,874       11,974      (7,721)       7,209
December 31, 2001
  Allowance for doubtful accounts.......     7,159        3,408          214      (4,991)       5,790
  Income tax valuation allowance........        50           --           --          --           50
                                            ------       ------      -------     -------       ------
  Total reserves and allowances.........    $7,209       $3,408      $   214     $(4,991)      $5,840
                                            ======       ======      =======     =======       ======

---------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in
    Item 8 of this annual report on Form 10-K.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Agreement and Plan of Merger dated November 16, 1999, as
              amended and restated, among the Company, Pegasus Worldwide,
              Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International
              Group, LTD. (incorporated by reference from Appendix A of
              the Company's Registration Statement (File No. 333-92683) on
              Form S-4 filed on December 14, 1999)
    3.1       Fourth Amended and Restated Certificate of Incorporation
              (incorporated by reference from Exhibit 3.1 of the Company's
              Form 10-Q filed with the Commission on May 15, 2000)
    3.2       Second Amended and Restated Bylaws
    3.3       Form of Certification of Designation, Preferences and Rights
              of Series A Preferred Stock of Pegasus Systems, Inc.
              (incorporated by reference from Exhibit 2 of the Company's
              Form 8-A filed with the Commission on October 9, 1998)
    4.1       Specimen of Common Stock certificate
    4.2       Fourth Amended and Restated Certificate of Incorporation
              (See Exhibit 3.1)
              Second Amended Restated Bylaws (see Exhibit 3.2)
    4.3       Rights Agreement dated June 25, 1996 by and among the
              Company and certain holders of capital stock of the Company named therein
    4.4       Rights Agreement dated as of September 28, 1998 by and
              between the Company and American Securities Transfer &
              Trust, Inc. (incorporated by reference from Exhibit 4 of the
              Company's Current Report on Form 8-K filed with the
              Commission on October 9, 1998)
    4.5       Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with Commission on
              October 9, 1998)
  *10.1       Employment Agreement dated January 1, 2000 between the
              Company and John F. Davis, III
  *10.2       Employment Agreement dated January 1, 2000 between the
              Company and Joseph W. Nicholson
  *10.3       Employment Agreement dated January 1, 2000 between the
              Company and Jerome L. Galant
 +*10.4       Employment Agreement dated May 7, 2001 between the Company and Susan K. Cole
  *10.5       1996 Stock Option Plan, as amended
  *10.6       1997 Amended Stock Option Plan, (incorporated by reference from the Company's definitive proxy statement filed with the
              Commission on March 22, 2001)
   10.7       Service Agreement dated December 13, 1996 between the
              Company and Comdisco, Inc.
   10.8       Service Agreement dated January 17, 1997 between the Company and Genuity, Inc.
  *10.9       1997 Employee Stock Purchase Plan, as amended
   10.10      Office Lease dated October 1, 1995, First Amendment to
              Office Lease dated February 25, 1998, Second Amendment to
              Office Lease dated November 2, 1998 and Third Amendment to
              Office Lease dated November 8, 1999 between the Company and the Utah State Retirement Investment Fund relating to
              property located at 3811 Turtle Creek Blvd., Suite 1100,
              Dallas, Texas 75219 (incorporated by reference to the
              Company's Form S-4 filed with the Commission on December 14,
              1999)
   10.11      Office Lease dated July 26, 1996, First Amendment to Office
              Lease dated August 22, 1997 and Second Amendment to Office
              Lease dated October 24, 2000 between the Company and Pivotal
              Simon Office XVI, L.L.C. relating to property located at
              7500 N. Dreamy Draw, Suite 120, Phoenix, Arizona 85020
   10.12      Credit Agreement dated April 17, 2000, among the Company,
              Chase Bank of Texas, N.A., Compass Bank and Wells Fargo
              (incorporated by reference from Exhibit 10.14 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)
   10.13      Form of Security Agreement dated April 17, 2000, among the
              Company, Chase Bank of Texas, N.A. and certain guarantors
              (incorporated by reference from Exhibit 10.15 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.14      Purchase Agreement dated October 31, 2000, among the
              Company, Global Enterprise Technology Solutions, LLC,
              Enterprise Hospitality Solutions, Inc., The Rivadalla Family
              Trust and Christian Rivadalla (incorporated by reference
              from Exhibit 10.16 of the Company's Form 10-Q filed with
              Commission on November 14, 2000)
   10.15      Office Lease dated January 31, 1997, First Amendment to
              Office Lease dated August 7, 1997, Second Amendment to
              Office Lease dated November 1, 1999 and Third Amendment to
              Office Lease dated November 2, 1999 between the Company and
              EastGroup Properties relating to property located at 11048
              N. 23rd Avenue, Phoenix, Arizona 85029
   10.16      Office Lease dated September 1, 1987 and First Amendment to
              Office Lease dated October 26, 1989 between the Company and
              Bridger Properties relating to property located at 2 Kew
              Bridge Road, Brentford Middlesex
  *10.17      Employment agreement dated January 1, 2001 between the
              Company and Ric L. Floyd
  *10.18      Employment agreement dated January 17, 2001 between the
              Company and Mark C. Wells
  *10.19      Supplemental Employee Retirement Plan
   10.20      Office lease dated September 17, 2001 between the Company
              and Dallas RPFIV Campbell Centre Associates Limited
              Partnership relating to property located at 8350 North
              Central Expressway, Dallas, Texas 75206 (incorporated by
              reference from 10.23 of the Company's Form 10-Q filed with the Commission on November 15, 2001)
   10.21      Office lease dated September 14, 2001 between the Company
              and Ryan Companies US, Inc. relating to property located at
              1400 North Pima Road, Scottsdale, Arizona 85260
              (incorporated by reference from 10.23 of the Company's Form
              10-Q filed with the Commission on November 15, 2001)
   10.22      Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
   10.23      Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
  +21.1       Subsidiaries of the Company
  +23.1       Consent of PricewaterhouseCoopers LLP
  +24.1       Power of Attorney (included on signature page)

     Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.
---------------

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, 3811 Turtle Creek Blvd., Suite 1100, Dallas, Texas 75219.