Form 10-Q
period 2002-03-31
PEGASUS SOLUTIONS INC
filed 2002-05-01
CIK 1040261

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                  FORM 10-Q

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 2002

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

                          Yes  [ X ]      No  [   ]

 The number of shares of the registrant's common stock outstanding as of April 23, 2002 was 24,796,000.

                           PEGASUS SOLUTIONS, INC.

                                  FORM 10-Q

                     For the Quarter Ended March 31, 2002

                                    INDEX



                                                                      Page
                                                                      ----
 Part I.  Financial Information

   Item 1.  Financial Statements                                        3

      a)  Condensed Consolidated Balance Sheets as of March 31,
          2002 (unaudited) and December 31, 2001                        3
      b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31,
          2002 and 2001 (unaudited)                                     4
      c)  Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and 2001 (unaudited)        5
      d)  Notes to the Condensed Consolidated Financial Statements
          (unaudited)                                                   6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10

 Part II.   Other Information

   Item 1.  Legal Proceedings                                          19

   Item 6.  Exhibits and Reports on Form 8-K                           19

 Signatures                                                            20

 Part I.  Financial Information
 Item 1.  Financial Statements


                             PEGASUS SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                               March 31,          December 31,
                                                  2002                2001
                                              ------------       ------------
 ASSETS

 Cash and cash equivalents                   $      19,618      $      13,438
 Short-term investments                              5,039              9,167
 Accounts receivable, net                           34,007             29,228
 Other current assets                                3,575              5,309
                                              ------------       ------------
    Total current assets                            62,239             57,142

 Intangible assets, net                             19,352             32,505
 Property and equipment, net                        65,360             67,365
 Goodwill, net                                     141,594            136,921
 Other noncurrent assets                            10,224              9,737
                                              ------------       ------------
       Total assets                          $     298,769      $     303,670
                                              ============       ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities    $      33,415      $      39,203
 Unearned income                                    10,298              8,585
 Deferred tax liability                              8,944             12,301
 Other current liabilities                           4,343              2,594
                                              ------------       ------------
    Total current liabilities                       57,000             62,683

 Uncleared commission checks                         4,289              4,004
 Other noncurrent liabilities                        6,265              5,782

 Commitments and contingencies                           -                  -

 Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000
      shares authorized; zero shares issued
      and outstanding,                                   -                  -
    Common stock, $0.01 par value; 50,000
      shares authorized; 25,231 and 25,136
      shares issued, respectively                      252                251
    Additional paid-in capital                     291,272            290,444
    Unearned compensation                              (21)               (34)
    Accumulated comprehensive gain (loss)               (6)                21
    Accumulated deficit                            (57,039)           (56,238)
    Treasury stock at cost; 441 shares              (3,243)            (3,243)
                                              ------------       ------------
       Total stockholders' equity                  231,215            231,201
                                              ------------       ------------
       Total liabilities and
         stockholders' equity                $     298,769      $     303,670
                                              ============       ============


 See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                   2002               2001
                                              ------------       ------------
 Net revenues                                $      45,424      $      46,108

 Cost of services                                   22,565             26,259
 Research and development                            2,010              1,994
 General and administrative expenses                 5,834              6,552
 Marketing and promotion expenses                    4,217              6,352
 Depreciation and amortization                      12,140             16,425
 Restructure costs                                       -                797
                                              ------------       ------------
 Operating loss                                     (1,342)           (12,271)

 Other income (expense):
     Interest income, net                              261                 39
     Equity in loss of investee                          -               (298)
     Loss on sale of business unit                       -               (671)
     Other                                            (253)               (43)
                                              ------------       ------------
 Loss before income taxes                           (1,334)           (13,244)

 Income tax benefit                                    533              2,161
                                              ------------       ------------
 Net loss                                    $        (801)     $     (11,083)
                                              ============       ============
 Other comprehensive income - change in
    unrealized gain (loss), net of tax                 (27)                13
                                              ------------       ------------
 Comprehensive loss                          $        (828)     $     (11,070)
                                              ============       ============
 Net loss per share:
     Basic and diluted                       $       (0.03)     $       (0.45)
                                              ============       ============
 Weighted average shares outstanding:
     Basic and diluted                              24,732             24,596
                                              ============       ============


 See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2002           2001
                                                      --------       --------
 Cash flows from operating activities:
   Net loss                                          $    (801)     $ (11,083)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                      12,140         16,425
     Equity in loss of investee                              -            298
     Loss on sale of business unit                           -            671
     Other                                               1,857          1,640
     Changes in assets and liabilities:
       Accounts receivable                              (5,754)        (7,832)
       Other assets                                        783         (2,107)
       Accounts payable and accrued liabilities         (5,987)         6,556
       Unearned income                                   1,713          3,865
       Other liabilities                                 2,494         (3,863)
                                                      --------       --------
         Net cash provided by operating activities       6,445          4,570

 Cash flows from investing activities:
   Proceeds from sale of business unit                       -          2,894
   Purchase of marketable securities                    (2,104)        (7,699)
   Proceeds from maturity of marketable securities       6,970          2,000
   Purchase of property and equipment                   (5,518)        (3,363)
   Other                                                     -          1,500
                                                      --------       --------
         Net cash used in investing activities            (652)        (4,668)

 Cash flows from financing activities:
   Proceeds from issuance of common stock                  403             66
   Purchase of treasury stock                                -         (1,604)
   Other                                                   (16)           (96)
                                                      --------       --------
         Net cash provided by (used in)
           financing activities                            387         (1,634)

 Net increase (decrease) in cash and cash equivalents    6,180         (1,732)
 Cash and cash equivalents, beginning of period         13,438         37,150
                                                      --------       --------
 Cash and cash equivalents, end of period            $  19,618      $  35,418
                                                      ========       ========


 See accompanying notes to condensed consolidated financial statements

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


 1. BASIS OF PRESENTATION

 Pegasus is a leading provider of end-to-end reservation distribution systems, reservation technology systems and hotel representation services for the global hotel industry. Pegasus is organized primarily on the basis of services provided, resulting in two reportable segments - technology and hospitality. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation.

 Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


 2. ACCOUNTING CHANGES

 Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142") and Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet at December 31, 2001 included goodwill, net of accumulated amortization, totaling $136.9 million, which is related to the REZ, Inc. ("REZ") and Global Enterprise Technology Solutions, LLC ("GETS") acquisitions. Pegasus applied the provisions of FAS 142 on January 1, 2002 and discontinued amortization of goodwill from the REZ acquisition. In accordance with FAS 141, goodwill from the GETS acquisition was never amortized. In addition, as required by FAS 141, on January 1, 2002, workforce-in-place from the REZ acquisition with a net book value of $8.5 million was reclassified as goodwill and will no longer be subject to amortization. At March 31, 2002, goodwill totaled $141.6 million.

 In accordance with FAS 142, goodwill is subject to an annual impairment test, conducted at the business segment level. As detailed in Note 6, Pegasus is organized in two business segments - technology and hospitality. Based on the initial impairment test conducted as of January 1, 2002, the Company does not believe goodwill for either business segment is impaired. The following table presents goodwill, net of accumulated amortization, by business segment at March 31, 2002 and December 31, 2001 (amounts in thousands):

                            Technology   Hospitality    Total
                             --------     --------     --------


       March 31, 2002       $ 128,935    $  12,659    $ 141,594

       December 31, 2001      124,379       12,542      136,921


 Pegasus' adoption of FAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at March 31, 2002 and December 31, 2001 (amounts in thousands):

                         March 31, 2002             December 31, 2001
                     -----------------------     ------------------------
                     Carrying    Accumulated     Carrying     Accumulated
                      Value      Amortization      Value      Amortization
                     --------      --------        --------     --------
 Customer
   relationships    $  52,376     $ (35,384)      $  52,376    $ (30,942)
 Non-compete
   agreements           3,820        (1,496)          3,820       (1,305)
 Other                     48           (12)             48          (11)
                     --------      --------        --------     --------
 Total              $  56,244     $ (36,892)      $  56,244    $ (32,258)


 During the three months ended March 31, 2002, the Company recorded total amortization expense of $4.6 million in relation to the above-listed intangible assets. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (amounts in thousands):


                          2002             $ 18,538

                          2003                5,448

                          Thereafter             --


 The following pro forma financial information compares the Company's net losses for the three months ended March 31, 2002 and 2001 had the provisions of FAS 142 been applied on January 1, 2001 (amounts in thousands except per share items):

                                                2002            2001
                                               ------         --------
       Reported net loss                      $  (801)       $ (11,083)
       Goodwill amortization                       --            4,370
       Workforce in-place amortization             --            1,704
                                               ------         --------
       Adjusted net loss                      $  (801)       $  (5,009)
                                               ======         ========

       Basic and diluted earnings per
       share:
          Reported net loss                   $ (0.03)         $ (0.45)
          Goodwill amortization                    --             0.18
          Workforce in-place amortization          --             0.07
                                               ------         --------
          Adjusted net loss                   $ (0.03)         $ (0.20)
                                               ======         ========
       Weighted average shares outstanding     24,732           24,596
                                               ======         ========


 3. RESTRUCTURING ACTIVITIES

 During the years ended December 31, 2001 and 2000, the Company reorganized its operations from a business unit structure into distinct functional areas, consolidated its reservation centers outside of the United States and ceased operations of its business intelligence division, resulting in restructuring charges of $7.7 million and $3.4 million, respectively. As of March 31, 2002, total unpaid severance and outplacement costs were $1.0 million and total unpaid redundant facilities and other costs were $1.0 million . These unpaid costs are classified as accrued liabilities.


 4. DEBT

 Effective March 31, 2002, Pegasus amended and extended its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas) through March 31, 2004. The credit facility has an interest rate of LIBOR plus 2 percent. There was no amount outstanding under the credit facility at March 31, 2002 or December 31, 2001.


 5. EARNINGS PER SHARE

 Due to the Company's net loss position for the three months ended March 31, 2002 and 2001, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Approximately 885,000 and 2.9 million shares issuable upon the exercise of stock options were not included in the calculation of diluted net loss per share for the three months ended March 31, 2002 and 2001, respectively.


 6. SEGMENT INFORMATION

 Based on the criteria set forth under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus is organized into two business segments - technology and hospitality. The technology segment provides central reservation systems, electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names were sold in January 2001, and the Golden Tulip representation service was sold in June 2001.

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

 The following table presents information about reported segments for the three months ended March 31 (in thousands):


                             Technology     Hospitality       Total
                               -------        -------        -------
    2002
    ----
    Net revenues              $ 30,832       $ 14,592       $ 45,424
    EBITDA                       9,228          1,570         10,798

    2001
    ----
    Net revenues                26,788         19,320         46,108
    EBITDA                       5,469         (1,315)         4,154

 Reconciliations of total segment EBITDA to total consolidated loss before income taxes for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                               2002             2001
                                             --------         --------
   Total EBITDA for reportable segments     $  10,798        $   4,154
   Depreciation and amortization              (12,140)         (16,425)
   Interest income, net                           261               39
   Loss on sale of business unit                   --             (671)
   Equity in loss of investee                      --             (298)
   Other                                         (253)             (43)
                                             --------         --------
   Consolidated loss before income taxes    $  (1,334)       $ (13,244)
                                             ========         ========


 7. CONTINGENCIES

 Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.


 8. RECENTLY ISSUED ACCOUNTING STANDARD

 In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This EITF consensus concludes that consideration from a vendor to a customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company's adoption of EITF 01-9 on January 1, 2002 had no material impact on its financial statements.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in our Annual Report of Form 10-K for the year ended December 31, 2001. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

 Overview

 We are a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Our customers include:

   * A significant number of travel agencies around the world, including the 10 largest U.S.-based travel agencies based on revenues;
   * More than 46,000 hotels around the world, including the 50 largest hotel companies based on total number of guest rooms; and
   *  More than 1,000 travel-related Internet sites.

 We are organized into two business segments - technology and hospitality. Our technology segment provides central reservation system, or CRS, electronic distribution, travel agent commission processing and property systems and services to the global hotel industry. Our hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services include marketing programs, sales representation, voice reservations, a voice reservation network with local language capabilities in 41 countries, and distribution through all GDSs and thousands of Internet sites. For the three months ended March 31, 2002, approximately 68 percent and 32 percent of our consolidated revenues were derived from the technology and hospitality segments, respectively.

 Services

 Technology

 Our technology segment provides CRS, electronic distribution, travel agent commission processing and property systems and services to the global hotel industry. Hotel companies are placing added emphasis on the use of technology as a means of both increasing revenues as well as reducing costs. Increasingly, hotel companies are realizing that internally developed and operated technology solutions may not always be cost-effective, particularly as it relates to CRS and property system functions. These systems tend to be expensive to build, operate and update. As a result, many hotel companies have chosen to utilize our CRS, property management system, or PMS, and other services.

 Beginning in 2002, our CRS and electronic distribution services are combined and reported as reservations services. By realigning our technology segment on a functional basis, we are now able to realize synergies between our CRS and electronic distribution services resulting in increased efficiency and cost savings.

 Reservation Services.  We were formed in  1988 by 16 of the world's  leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch[R] technology provides a seamless electronic connection between a hotel's CRS and the GDSs that travel agents use to book airline reservations. Our electronic distribution service supports a variety of distribution channels including the following:

  * GDS connectivity - Our electronic distribution service is linked to all major GDSs and therefore connects our hotel customers to travel agents all over the world.
  * Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 42,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, HotWire.com, Lastminute.com, Amadeus' e-Travel, Continental.com, Orbitz.com and our own Utell.com.
  * Hotel Internet sites - Our NetBooker[TM] service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus"[TM] offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

 Our CRS is provided on an application service provider basis to more than 10,000 hotel properties, representing more than 2.1 million hotel rooms worldwide. During 2001, we processed approximately 44.8 million hotel bookings through our CRS. We also provide CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

 Our CRS service provides hotel customers with a license for our RezView[TM] CRS software as well as the hardware and facilities necessary to process reservations. Our CRS service also includes the following support and outsourcing services:

    *  System administration
    *  Database administration
    *  Electronic distribution channel management
    *  Telecommunications management
    *  Private-label voice reservation services

 Reservation Services revenues consist of transaction fees and commissions as well as license, subscription, maintenance and support fees. Reservation Services revenues represented approximately 49 percent of total revenues for the three months ended March 31, 2002.

 Financial Services. Our Financial Services provide comprehensive commission payment, processing and management solutions to hotel and travel agency customers in more than 200 countries. Key services include commission processing, electronic reconciliation and tracking and global commission solutions.

 Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to a significant number of travel agencies worldwide on behalf of more than 32,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed approximately $500 million in hotel commissions in 2001.

 Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are primarily based on a percentage of the value of hotel commissions processed by us on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that we process for the respective hotel. Financial Services revenues represented approximately 15 percent of total revenues for the three months ended March 31, 2002.

 Property Systems and Services. In June 2001, we launched our new Internet-based PMS service, PegasusCentral, and announced that Six Continents Hotels had named it as one of two preferred PMS standards for its 2,600-plus Holiday Inn and Holiday Inn Express properties. Traditionally, hotel CRSs and PMSs had separate databases which communicated only intermittently, often resulting in unbalanced inventories. With PegasusCentral, when a hotel reservation is made from a central reservations office, via the Internet, or at the property, only one database is accessed. This centralized inventory stores all pertinent information for both the central reservation and property management functions and provides consistent, real-time access to rates, availability and other detailed property information. PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions, including:

   *  Enhanced property management
   *  Multi-property central reservation
   *  Customer relationship management
   *  Sales and catering
   *  Point-of-sale
   *  Back-office modules such as receivables, payables and purchasing

 Particularly in today's economic climate, hotel companies can realize the benefits of PegasusCentral through the following:

   * Reduced capital equipment expenditures - Other PMS services typically require significant capital expenditures. Because PegasusCentral is Internet-based, hotel properties will incur only the cost of a computer with Internet access to operate this system. Centrally hosted hardware and data services are located at Pegasus' data center, providing secure central storage for applications and data.
   * Reduced employee training costs - PegasusCentral's Internet-based technology is easy to use, offering convenient pull-down menus, substantially reducing the customer's learning curve. In addition, users can take advantage of interactive online training modules.
   * Reduced IT staffing costs - PegasusCentral performs system upgrades from a centralized facility resulting in instant product roll-outs to all locations. This reduces the need for on-site technical experts and eliminates long roll-out schedules and complex system upgrades.
   * Per-transaction pricing - With per-transaction pricing, hotels pay transaction fees only as their rooms are occupied, better aligning technology costs with room revenues.

 As part of the REZ acquisition, we obtained the GuestView[TM] PMS software. Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. Revenues in 2001 consisted of maintenance and support fees related to the GuestView software, and revenues from the operations of GETS subsequent to its September 1, 2001 acquisition. In addition, property system and services revenues include transaction fees from our PegasusCentral service, which are recognized monthly, based on room occupancy rates. Property Systems and Services represented approximately 4 percent of total revenues for the three months ended March 31, 2002.

 Hospitality

 Our hospitality segment includes hotel representation and marketing services offered under the Utell brand name as well as Paytell, a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations. Our hotel representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hospitality segment represented approximately 32 percent of total revenues for the three months ended March 31, 2002.

 Hotel representation. Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Hotels typically join our hotel representation service for the following reasons:

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

 Utell is the oldest, largest and most diverse hotel representation company in the world providing hotel marketing, voice reservation and GDS and Internet representation services for approximately 5,400 hotels in 150 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels. In addition, Utell offers front-end commission processing services to encourage its hotel members to pay travel agency commissions.

 Paytell. Many international and domestic travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays. In some international markets, it is customary for travelers to prepay hotel rooms and other travel arrangements. International travelers also benefit by reducing their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. We derive revenues for this service from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs.


 Dependence on the Hotel Industry and Impact of September 11, 2001 Events

 Our business, particularly our hospitality segment, is sensitive to changes in the demand for hotel rooms. During 2001 and continuing into 2002, the travel industry, which had already been adversely impacted by the onset of the economic recession and other world events, has been further weakened by the terrorist attacks of September 11, 2001, the following retaliation and the continuing threat alerts. The overall long-term impact of these events on Pegasus and the travel industry is uncertain. Both the number of reservations and the average daily rate charged for each hotel room have sharply declined following September 11, 2001 due to the decrease in demand. Although the recovery in the number of reservations, as compared to the prior year, has been quicker than anticipated, average daily rates have not yet fully recovered and continue to lag behind the recovery in transaction volumes. Since our electronic distribution and CRS revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, have recovered relatively quickly and, at the start of 2002, are close to the levels seen in the prior year. However, since our hospitality and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. Property Systems and Services revenues, which are primarily fixed, have not been significantly impacted. In addition, we experienced an increase in the sales cycle for some of our services, as new customers were hesitant to sign new contracts given the uncertain economic environment.

 The adverse impact of both a soft economy and the September 11 events has resulted in a decrease in the demand for hotel rooms and, therefore, has negatively impacted our revenues. We expect this trend to continue at least through the first six months of 2002.

 Prior to the September 11 events, we completed a thorough review of our operations and, in an effort to reduce our costs and improve operational efficiencies, instituted a restructuring plan. We continue to monitor reservations and other daily indicators and adjust our resources accordingly. We will continue to focus on cost management and the development of new business. However, continued terrorist activities or a delay in the economic recovery could have a material adverse effect on our business, operating results and financial condition.

 Weakness of the Euro

 Pegasus derives a substantial portion of its revenue from customers located outside the United States, particularly in Europe. The weakness of the Euro relative to the U.S. Dollar resulted in Pegasus earning less revenue than it otherwise might have earned if currency rates had remained stable or strengthened.

 Recent Developments

 Hotel Distribution System, LLC

 On February 11, 2002, Pegasus and five hotel chains - Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood Hotels - announced the newly formed Hotel Distribution System, LLC, or HDS. This new venture was formed to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model. Under the merchant model, HDS receives hotel room inventory from suppliers at wholesale or "net" rates. HDS then sets the retail price for the hotel room and processes the transaction as the merchant of record enabling HDS to receive a higher level of gross profit per transaction than in a fee per booking arrangement. Under the merchant model, HDS generally is not obligated to pay suppliers for unsold inventory. HDS will utilize our technology to create a direct connection between hotel reservation systems and Internet sites. HDS has recently signed an agreement with Orbitz, LLC to distribute the room inventory on a non-exclusive basis, and our Utell subsidiary will be one of the first hotel suppliers to distribute room inventory through HDS.

 On April 4, 2002, we entered into a three-year technology agreement with HDS to develop technology and provide services that will automate the net-rate reservation and merchant model processes for HDS and participating hotels. In addition, we transferred our consumer Internet site TravelWeb.com to HDS as part of our capital contribution to the venture.

 Because we are equal partners with these five hotel companies, our investment in HDS will be accounted for under the cost method. As a result, we will not recognize any income or loss related to this investment unless we receive dividends or we determine the investment to be impaired.

 Revenue

 Technology Revenue

 Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology. Reservation Services revenues represented approximately 49 percent of total revenues for the three months ending March 31, 2002.

 Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 15 percent of total revenues for the three months ending March 31, 2002.

 Property Systems and Services. Property Systems and Services revenues consist of maintenance and support fees related to the GuestView software as well as revenues from the operations of GETS, subsequent to September 1, 2001, the acquisition date. In addition, Property System revenues include transaction fees from our PegasusCentral service, which are recognized monthly, based on room occupancy rates. Property Systems and Services represented approximately 4 percent of total revenues for the three months ending March 31, 2002.

 Hospitality Revenue

 Hospitality revenue represented approximately 32 percent of total revenues for the three months ending March 31, 2002. Hotel representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, Pegasus allows international travelers, who book rooms at hotels to which we provide representation services, to prepay for their hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs.

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

 Costs

 Pegasus' cost of services consists principally of personnel costs relating to information technology, customer service and telemarketing and facilities and equipment maintenance costs. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, office, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software and intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased on January 1, 2002.

 Results of Operations

 The results of operations for the three months ended March 31, 2002 include the effect of the GETS acquisition, which was completed September 1, 2001. Accordingly, GETS' results of operations subsequent to the acquisition are included in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2002.

 Net Revenues. Net revenues for the three months ended March 31, 2002 were $45.4 million, compared to $46.1 million for the same period in 2001. Net revenues for 2002 included a one-time $3.5 million termination fee received from a customer following the early termination of their contract. The decrease in year-over-year net revenues was primarily due to the sale of the Golden Tulip brand in June 2001 and discontinued business intelligence operations. The decrease was also caused by the continued downward pressure on average daily rates following the terrorist attacks of September 11, 2001. Excluding the results of businesses sold or discontinued, and the termination fee described above, net revenues decreased approximately $800,000, or 2 percent.

 Changes in Pegasus' business are described in detail in the paragraphs that follow the presentation of revenues below (amounts in millions):

                                     Three months ended
                                          March 31,

                                       2002           2001
                                      ------         ------
     Technology:
        Reservation Services         $  22.2        $  18.7
        Financial Services               6.9            7.1
        Property Systems & Services      1.7            0.8
        Business Intelligence              -            0.2
                                      ------         ------
        Total technology                30.8           26.8
        Continuing operations           27.3 (1)       26.6

     Hospitality:
        Utell                           14.6           16.1
        Golden Tulip                       -            3.2
                                      ------         ------
        Total hospitality               14.6           19.3
        Continuing operations           14.6           16.1


     Total revenue                   $  45.4        $  46.1
                                      ======         ======
     Total continuing operations     $  41.9 (1)    $  42.7
                                      ======         ======

     (1)  Excludes the one-time $3.5 million termination fee


 Revenues for our technology segment increased $4.0 million, or 15 percent, to $30.8 million for the three months ended March 31, 2002, compared to $26.8 million for the same period in 2001.

 Reservation Services revenues increased $3.5 million, or 18 percent, to $22.2 million for the three months ended March 31, 2002, compared to $18.7 million for the same period in 2001. The increase in revenue was due to the one-time termination fee noted above.

 Financial Services revenues decreased $200,000, or 2 percent, to $6.9 million for the three months ended March 31, 2002, compared to $7.1 million for the same period in 2001. The decrease was primarily the result of a 10 percent reduction in gross commissions processed for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in gross commissions was due to a decrease in hotels' average daily rate charged for rooms following September 11, 2001.

 Property Systems and Services generated revenues of $1.7 million for the three months ended March 31, 2002, compared to $800,000 for the same period in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $750,000 in revenue during the three months ended March 31, 2002.

 Excluding Golden Tulip, revenues for our hospitality segment decreased by $1.5 million, or 10 percent, to $14.6 million for the three months ended March 31, 2002, compared to $16.1 million for the same period in 2001. The decrease in revenue was the result of an 8 percent reduction in reservations caused by the strategic reduction of the number of hotels Utell represents, and a decrease in the average daily rates charged by hotels following the events of September 11, 2001.

 Cost of services. Cost of services was $22.6 million for the three months ended March 31, 2002, compared to $26.3 million for the same period in 2001. The decrease was primarily due to the absence of costs related to the Golden Tulip brand and the results of the cost reduction measures enacted during the third quarter 2001 restructuring. As a percentage of revenue, excluding the one-time termination fee, cost of services for the three months ended March 31, 2002 decreased to 54 percent, from 57 percent during the same period in 2001.

 Research and  development.   For  the three  months  ended March  31,  2002,
 research and development expense both in total and as a percentage of revenue were consistent with the same period in 2001.

 General and administrative expenses. General and administrative expenses were $5.8 million for the three months ended March 31, 2002, compared to $6.6 million for the same period in 2001. General and administrative expenses decreased primarily due to the absence of significant professional fees that were incurred in the three months ended March 31, 2001 with the implementation of our enterprise-wide accounting and information system. Additional reductions were realized as the result of the cost reduction measures enacted during the third quarter 2001 restructuring. As a percentage of revenue, excluding the one-time termination fee, general and administrative expenses for the three months ended March 31, 2002 and 2001 were 14 percent.

 Marketing and promotion expenses. Marketing and promotion expenses were $4.2 million for the three months ended March 31, 2002, compared to $6.4 million for the same period in 2001. Marketing and promotion expenses decreased primarily due to the absence of costs related to the Golden Tulip brand and as the result of continuing the cost reduction measures initiated during the third quarter 2001 restructuring. As a percentage of revenue, excluding the one-time termination fee, marketing and promotion expenses for the three months ended March 31, 2002 decreased to 10 percent, from 14 percent in the same period in 2001.

 Depreciation and amortization. Depreciation and amortization expenses were $12.1 million for the three months ended March 31, 2002, compared to $16.4 million for the same period in 2001. The decrease was primarily due to Pegasus' adoption of FAS 142 (see Note 2 to the Condensed Consolidated Financial Statements), which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. For the three months ended March 31, 2001, goodwill amortization was $4.4 million.

 Interest income, net. Net interest income was $261,000 for the three months ended March 31, 2002, compared to $39,000 for the same period in 2001. The net change was primarily due to a reduction in interest expense in 2002, because of the repayment of the $20 million note to Reed Elsevier plc on June 15, 2001.

 Income tax benefit. Pegasus recorded an income tax benefit of $533,000, representing an effective tax rate of 40.0 percent, for the three months ended March 31, 2002, compared to an income tax benefit of $2.2 million, representing an effective tax rate of 16.3 percent, for the three months ended March 31, 2001. The effective tax rate for the three months ended March 31, 2002 differed from the statutory rate of 35 percent, primarily due to small non-deductible expenses and the beneficial tax rate differential of certain foreign earnings. The effective tax rate for the three months ended March 31, 2001 differed from the statutory rate of 35 percent, primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

 Liquidity and Capital Resources

 Pegasus' principal sources of liquidity at March 31, 2002 included cash and cash equivalents of $19.6 million, short-term investments of $5.0 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 2001 included cash and cash equivalents of $13.4 million, short-term investments of $9.2 million and an unused revolving credit facility of $30.0 million.

 Effective March 31, 2002, Pegasus amended and extended its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas) through March 31, 2004. The credit facility has an interest rate of LIBOR plus 2 percent. There was no amount outstanding under the credit facility at March 31, 2002 or December 31, 2001.

 Pegasus has entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million related to the leases for its new Dallas and Phoenix offices. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

 Pegasus had working capital of $5.2 million at March 31, 2002, compared to a working capital deficit of $5.5 million at December 31, 2001. Accounts receivable at March 31, 2002 included the one-time termination fee of $3.5 million, which was collected subsequent to the balance sheet date. Working capital increased primarily as a result of cash flows from operating activities and net proceeds from the purchase and sale of marketable securities. Net cash provided by operating activities increased to $6.4 million for the three months ending March 31, 2002 from $4.6 million for the same period in 2001, primarily due to the third quarter 2001 restructuring, which reduced headcount by approximately 15 percent and a continued focus on cost containment.

 Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $5.5 million for the three months ended March 31, 2002 compared to $3.4 million for the same period in 2001. The increase was primarily due to furniture, equipment and leasehold improvements for our new Dallas and Phoenix offices as well as costs associated with our new data center in Phoenix. Pegasus expects this increase to continue through the remainder of 2002, while Pegasus also adds capacity to existing systems and continues software development. Operating leases are the only off-balance sheet financing arrangements Pegasus engages in. Additional uses of cash for investing activities for the three months ended March 31, 2002 included purchases of marketable securities totaling $2.1 million, compared to $7.7 million for the same period in 2001. Pegasus has satisfied its cash requirements for investments primarily through cash generated from operations, the sale of capital stock and the sale of non-core businesses.

 On August 9, 2000, the Board of Directors authorized the repurchase of up to two million shares of Pegasus' common stock. While no shares were repurchased during the three months ended March 31, 2002 and Pegasus currently has no plans to repurchase stock, repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

 Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes. As of April 23, 2002, Pegasus had repurchased 196,000 shares under this current plan at a cost of $2.1 million.

 Our future liquidity and capital requirements will depend on numerous factors, including:

   *  Our profitability
   * Operational cash requirements, including payments for severance and redundant facilities related to our restructuring
   *  Competitive pressures
   *  Development of new services and applications
   * Acquisition of and investment in complementary businesses or technologies
   *  Response to unanticipated cash requirements

 Pegasus believes its cash flows from operations, together with funds available from debt financing and the sale of common stock, will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

 Recently Issued Accounting Standard

 In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This EITF consensus concludes that consideration from a vendor to a customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company's adoption of EITF 01-9 on January 1, 2002 had no material impact on its financial statements.


 Part II.  Other Information

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

 Item 6.  Exhibits and Reports on Form 8-K

 a)  Exhibits

 10.1 Employment Agreement dated August 1, 2001 between the Company and John F. Davis, III

 10.2 Employment Agreement dated August 1, 2001 between the Company and Joseph W. Nicholson

 10.4 Employment Agreement dated August 1, 2001 between the Company and Susan K. Cole

 10.12 Amended and Restated Credit Agreement with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas), dated August 31, 2001

 10.17 Employment Agreement dated August 1, 2001 between the Company and Ric L. Floyd

 10.18 Employment Agreement dated August 1, 2001 between the Company and Mark C. Wells

 10.24  1st Amendment to the Amended and Restated Credit Agreement with
        Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas), dated March 31, 2002

 b)  Reports on Form 8-K

      not applicable

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      PEGASUS SOLUTIONS, INC.



         May 1, 2002                                   /s/ JOHN F. DAVIS, III
                                                       ----------------------
                                                          John F. Davis, III,
                                                           Chairman and Chief
                                                            Executive Officer


         May 1, 2002                                        /s/ SUSAN K. COLE
                                                            -----------------
                                                               Susan K. Cole,
                                                     Executive Vice President
                                                  and Chief Financial Officer
                                               (principal accounting officer)