Form 10-Q
period 2002-06-30
PEGASUS SOLUTIONS INC
filed 2002-08-06
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

    X          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    CAMPBELL CENTRE I, 8350 NORTH CENTRAL EXPRESSWAY, SUITE 1900, DALLAS, TEXAS
                                      75206
                      (Address of principal executive office)
                                   (Zip Code)

       Registrant's telephone number, including area code: (214) 234-4000

            3811 TURTLE CREEK BLVD., SUITE 1100, DALLAS, TEXAS 75219
                 (Former address of principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No

The number of shares of the registrant's common stock outstanding as of August 2, 2002 was 24,860,082.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX




Part  I.  Financial  Information

     Item  1.  Financial Statements                                            3

     a)  Condensed  Consolidated  Balance  Sheets  as  of  June  30,  2002
          and  December  31, 2001 (unaudited)                                  3
     b)  Condensed  Consolidated  Statements  of  Operations  and
          Comprehensive  Loss  for  the  Three  and  Six  Months  Ended June 30,
          2002  and  2001  (unaudited)                                       4
     c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)
5
     d)  Notes  to  the  Condensed Consolidated Financial Statements (unaudited)
6

     Item  2.  Management's  Discussion  and Analysis of Financial Condition and
                 Results  of  Operations                                     10

Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                          21

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
21

     Item 6.  Exhibits and Reports on Form 8-K                                21

Signatures                                                    22


PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                                   PEGASUS SOLUTIONS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                         (UNAUDITED)


                                         JUNE  30,          DECEMBER 31,

                                                                          2002       2001
                                                                        ---------  ---------
ASSETS

Cash and cash equivalents                                               $ 20,944   $ 13,438
Short-term investments                                                     7,699      9,167
Accounts receivable, net                                                  32,667     29,228
Other current assets                                                       4,946      5,309
                                                                        ---------  ---------
  Total current assets                                                    66,256     57,142


Intangible assets, net                                                    14,858     32,505
Property and equipment, net                                               68,215     67,365
Goodwill, net                                                            141,594    136,921
Other noncurrent assets                                                   11,729      9,737
                                                                        ---------  ---------
    Total assets                                                        $302,652   $303,670
                                                                        =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                $ 36,151   $ 39,203
Unearned income                                                           10,573      8,585
Deferred tax liability                                                     8,948     12,301
Customer deposits                                                          4,036      2,170
Other current liabilities                                                  1,010        424
                                                                        ---------  ---------
  Total current liabilities                                               60,718     62,683

Uncleared commission checks                                                4,663      4,004
Other noncurrent liabilities                                               8,067      5,782

Commitments and contingencies                                                  -          -

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
     zero shares issued and outstanding,                                       -          -
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     25,356,715 and 25,136,100 shares issued, respectively                   254        251
  Additional paid-in capital                                             293,443    290,444
  Unearned compensation                                                   (1,262)       (34)
  Accumulated comprehensive gain                                               1         21
  Accumulated deficit                                                    (58,955)   (56,238)
  Treasury stock at cost; 513,119 and 441,619 shares, respectively        (4,277)    (3,243)
                                                                        ---------  ---------
    Total stockholders' equity                                           229,204    231,201
                                                                        ---------  ---------
    Total liabilities and stockholders' equity                          $302,652   $303,670
                                                                        =========  =========


See accompanying notes to condensed consolidated financial statements.





                                                    PEGASUS SOLUTIONS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                          (UNAUDITED)


                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                                     --------                    --------

                                                                            2002          2001          2002          2001
                                                                        ------------  ------------  ------------  ------------
Net revenues                                                            $    44,863   $    49,768   $    90,287   $    95,876

Cost of services                                                             23,197        24,930        45,762        51,189
Research and development                                                      1,280         1,579         3,289         3,573
General and administrative expenses                                           6,772         7,472        12,606        14,024
Marketing and promotion expenses                                              4,845         6,066         9,062        12,418
Depreciation and amortization                                                12,254        16,403        24,394        32,828
Restructure costs                                                                 -             -             -           797
                                                                        ------------  ------------  ------------  ------------
Operating loss                                                               (3,485)       (6,682)       (4,826)      (18,953)

Other income (expense):
  Interest income, net                                                          295           174           557           213
  Equity in loss of investee                                                      -          (157)            -          (455)
  Gain on sale of business units                                                  -           749             -            78
  Other                                                                         (13)           79          (266)           36
                                                                        ------------  ------------  ------------  ------------
Loss before income taxes                                                     (3,203)       (5,837)       (4,535)      (19,081)

Income tax benefit                                                            1,285         1,370         1,818         3,531
                                                                        ------------  ------------  ------------  ------------
Net loss                                                                $    (1,918)  $    (4,467)  $    (2,717)  $   (15,550)
                                                                        ============  ============  ============  ============

Other comprehensive income - change in
   unrealized gain (loss), net of tax                                             7            (6)          (20)            7
                                                                        ------------  ------------  ------------  ------------
Comprehensive loss                                                      $    (1,911)  $    (4,473)  $    (2,737)  $   (15,543)
                                                                        ============  ============  ============  ============

Net loss per share:
  Basic and diluted                                                     $     (0.08)  $     (0.18)  $     (0.11)  $     (0.63)
                                                                        ============  ============  ============  ============

Weighted average shares outstanding:
  Basic and diluted                                                      24,836,834    24,490,191    24,784,649    24,539,350
                                                                        ============  ============  ============  ============


See accompanying notes to condensed consolidated financial statements.




                                   PEGASUS SOLUTIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                            --------

                                                                          2002       2001
                                                                        ---------  ---------
Cash flows from operating activities:
  Net loss                                                              $ (2,717)  $(15,550)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                         24,394     32,828
    Gain on sale of business units                                             -        (78)
    Other                                                                  2,572      2,630
    Changes in assets and liabilities:
      Accounts receivable                                                 (4,870)    (2,515)
      Other assets                                                          (585)    (1,783)
      Accounts payable and accrued liabilities                            (3,252)     1,430
      Unearned income                                                      1,988      1,304
      Other liabilities                                                    3,639        809
                                                                        ---------  ---------
        Net cash provided by operating activities                         21,169     19,075

Cash flows from investing activities:
  Proceeds from sale of business units                                         -      4,536
  Purchase of marketable securities                                       (6,740)   (12,716)
  Proceeds from maturity of marketable securities                          8,900      2,976
  Purchase of property and equipment                                     (15,991)    (8,129)
  Other                                                                        -      1,636
                                                                        ---------  ---------
        Net cash used in investing activities                            (13,831)   (11,697)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   1,241        230
  Repayment of notes payable                                                   -    (20,000)
  Purchase of treasury stock                                              (1,034)    (2,067)
  Other                                                                      (39)       (96)
                                                                        ---------  ---------
        Net cash provided by (used in) financing activities                  168    (21,933)

Net increase (decrease) in cash and cash equivalents                       7,506    (14,555)
Cash and cash equivalents, beginning of period                            13,438     37,150
                                                                        ---------  ---------

Cash and cash equivalents, end of period                                $ 20,944   $ 22,595
                                                                        =========  =========


See accompanying notes to condensed consolidated financial statements.




                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


2.     GOODWILL  AND  OTHER  INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142") and Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet at December 31, 2001 included goodwill, net of accumulated amortization, totaling $136.9 million, which is related to the REZ, Inc. ("REZ") and Global Enterprise Technology Solutions, LLC ("GETS") acquisitions. Pegasus applied the provisions of FAS 142 on January 1, 2002 and discontinued amortization of goodwill from the REZ acquisition. In accordance with FAS 141, goodwill from the GETS acquisition was never amortized. In addition, as required by FAS 141, on January 1, 2002, workforce-in-place from the REZ acquisition was reclassified as goodwill and will no longer be subject to amortization. At June 30, 2002, goodwill totaled $141.6 million.

In accordance with FAS 142, goodwill is subject to an annual impairment test, conducted at the business segment level. As detailed in Note 6, Pegasus is organized in two business segments - technology and hospitality. Based on the initial impairment test conducted as of January 1, 2002, the Company does not believe goodwill for either business segment is impaired. The following table presents goodwill, net of accumulated amortization, by business segment at June 30, 2002 and December 31, 2001 (amounts in thousands):



                   Technology   Hospitality    Total
                   -----------  ------------  --------
June 30, 2002      $   128,935  $     12,659  $141,594

December 31, 2001      124,379        12,542   136,921

Pegasus' adoption of FAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at June 30, 2002 and December 31, 2001 (amounts in thousands):


                                         June 30, 2002          December 31, 2001
                                         -------------          -----------------

                        Carrying Value    Accumulated Amortization   Carrying Value    Accumulated Amortization
                        ---------------  --------------------------
Customer relationships  $        52,376  $                 (39,686)  $        52,376  $                 (30,942)
Non-compete agreements            3,820                     (1,686)            3,820                     (1,305)
Other                                48                        (14)               48                        (11)
Total                   $        56,244  $                 (41,386)  $        56,244  $                 (32,258)
                        ---------------  --------------------------  ---------------  --------------------------




During the three and six months ended June 30, 2002, the Company recorded amortization expense in relation to the above-listed intangible assets of $4.5 million and $9.1 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (amounts in thousands):
                                                              2002     $ 17,973
                                                                 2003     4,999
                                                                   2004     769
                                                                   2005     216
                                                              Thereafter     29

The following pro forma financial information compares the Company's net losses for the three and six months ended June 30, 2002 and 2001 had the provisions of FAS 142 been applied on January 1, 2001 (amounts in thousands except share amounts):


                           Three months ended          Six months ended
                                    June 30,          June 30,
                                    --------          --------

                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Reported net loss                      $    (1,918)  $    (4,467)  $    (2,717)  $   (15,550)
Goodwill amortization                            -         2,614             -         5,324
Workforce in-place amortization                  -         1,056             -         2,113
Adjusted net loss                      $    (1,918)  $      (797)  $    (2,717)  $    (8,113)
                                       ------------  ------------  ------------  ------------

Basic and diluted earnings per share:
   Reported net loss                   $     (0.08)  $     (0.18)  $     (0.11)  $     (0.63)
   Goodwill amortization                         -          0.11             -          0.22
   Workforce in-place amortization               -          0.04             -          0.09
   Adjusted net loss                   $     (0.08)  $     (0.03)  $     (0.11)  $     (0.32)
                                       ------------  ------------  ------------  ------------

Weighted average shares outstanding     24,836,834    24,490,191    24,784,649    24,539,350




3.     RESTRUCTURING  ACTIVITIES

During the years ended December 31, 2001 and 2000, the Company reorganized its operations from a business unit structure into distinct functional areas, consolidated its reservation centers outside of the United States and ceased operations of its Business Intelligence division, resulting in restructuring charges of $7.7 million and $3.4 million, respectively. As of June 30, 2002, total unpaid severance and outplacement costs were $410,000 and total unpaid redundant facilities and other costs were $830,000. These unpaid costs are classified as accrued liabilities.

4.     STOCKHOLDERS'  EQUITY

On June 5, 2002, the Board of Directors authorized the repurchase of up to two and a half million shares of the Company's common stock. During the three months ended June 30, 2002, 71,500 shares were repurchased for an aggregate value of $1.0 million. At June 30, 2002, cumulative repurchases of common stock under board approved plans totaled approximately 513,000 shares at a value of $4.3 million. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

In June 2002, the Compensation Committee of the Board of Directors granted restricted stock representing 98,400 shares to certain executives and members of the Board of Directors. Based on the market value of the Company's common stock, the restricted stock grant was valued at $1.3 million. Compensation expense related to the restricted stock grant will be recognized ratably over the one year vesting period.


5.     EARNINGS  PER  SHARE

Due to the Company's net loss position for the three and six months ended June 30, 2002 and 2001, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. Approximately 4.5 million shares issuable upon the exercise of stock options were not included in the calculations of diluted net loss per share for the three and six months ended June 30, 2002. For the same periods in 2001, 3.6 million shares were not included in the calculations of diluted net loss per share.


6.     SEGMENT  INFORMATION

Based  on  the  criteria  set  forth  under  Statement  of  Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pegasus is organized into two business segments - technology and hospitality. The technology segment provides central reservation systems, electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Golden Tulip brand name were sold in June 2001.

Segment data includes an allocation of all corporate costs to the operating segments. Management evaluates the performance of its segments based on earnings before interest, income tax, depreciation and amortization and other non-operating income and expense ("EBITDA"). The Company believes that EBITDA, which is widely used by analysts and investors, is an appropriate measure of operating performance. Nevertheless, this measure should not be considered in isolation of, or as a substitute for, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, the Company's calculation of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

The following table presents information about reported segments for the three months ended June 30 (in thousands):



              Technology   Hospitality    Total
              -----------  ------------  -------

                     2002
              -----------
Net revenues  $    27,171  $     17,692  $44,863
EBITDA              4,724         4,045    8,769
                                         =======

                     2001
              -----------
Net revenues       27,644        22,124   49,768
EBITDA              6,919         2,802    9,721
                                         =======

Reconciliations of total segment EBITDA to total consolidated loss before income taxes for the three months ended June 30, 2002 and 2001 are as follows (in thousands):



                                         2002       2001
                                       ---------  ---------
Total EBITDA for reportable segments   $  8,769   $  9,721
Depreciation and amortization           (12,254)   (16,403)
Interest income, net                        295        174
Gain on sale of business unit                 -        749
Equity in loss of investee                    -       (157)
Other                                       (13)        79
Consolidated loss before income taxes  $ (3,203)  $ (5,837)
                                       ---------  ---------




The following table presents information about reported segments for the six months ended June 30 (in thousands):



              Technology   Hospitality    Total
              -----------  ------------  -------

                     2002
              -----------
Net revenues  $    58,003  $     32,284  $90,287
EBITDA             13,952         5,616   19,568
                                         =======

                     2001
              -----------
Net revenues       54,433        41,443   95,876
EBITDA             12,957           918   13,875
                                         =======




Reconciliations of total segment EBITDA to total consolidated loss before income taxes for the six months ended June 30, 2002 and 2001 are as follows (in thousands):



                                         2002       2001
                                       ---------  ---------
Total EBITDA for reportable segments   $ 19,568   $ 13,875
Depreciation and amortization           (24,394)   (32,828)
Interest income, net                        557        213
Gain on sale of business unit                 -         78
Equity in loss of investee                    -       (455)
Other                                      (266)        36
Consolidated loss before income taxes  $ (4,535)  $(19,081)
                                       ---------  ---------




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2001. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.


OVERVIEW

We are a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Our customers include:

- Tens of thousands of travel agencies around the world, including the 10 largest U.S.-based travel agencies based on revenues;
- More than 48,000 hotels around the world, including the 50 largest hotel companies based on total number of guest rooms; and
-     Thousands  of  travel-related  Internet  sites.

We are organized into two business segments - technology and hospitality. Our technology segment provides central reservation system, or CRS, electronic distribution, travel agent commission processing and property systems and services to the global hotel industry. Our hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services include marketing programs, sales representation, voice reservations, a voice reservation network with local language capabilities in 41 countries, and distribution through all global distribution systems, or GDSs, and thousands of Internet sites. For the six months ended June 30, 2002, approximately 64 percent and 36 percent of our consolidated revenues were derived from the technology and hospitality segments, respectively.


SERVICES

Technology
----------

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

Beginning in 2002, our CRS and electronic distribution services are combined and reported as reservation services. By realigning our technology segment on a functional basis, we are now able to realize synergies between our CRS and electronic distribution services resulting in increased efficiency and cost savings.

Reservation Services. We were formed in 1988 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the GDSs that travel agents use to book airline reservations. Our electronic distribution service supports a variety of distribution channels including the following:

- GDS connectivity - Our electronic distribution service is linked to all major GDSs and therefore connects our hotel customers to travel agents all over the world.
- Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 44,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, HotWire.com, Lastminute.com, Amadeus' e-Travel, Continental.com, Orbitz.com, Travelweb.com and our own Utell.com.
- Hotel Internet sites - Our NetBooker(TM) service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus"(TM) offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

Our CRS is provided on an application service provider basis to more than 10,000 hotel properties, representing more than 2.1 million hotel rooms worldwide. During the first half of 2002, we processed over 17.7 million hotel bookings through our CRS. We also provide CRS software licenses to an additional 20 hotel brands, representing 12,000 properties.

Our CRS service provides hotel customers with a license for our RezView(TM) CRS software as well as the hardware and facilities necessary to process reservations. Our CRS service also includes the following support and outsourcing services:

-     System  administration
-     Database  administration
-     Electronic  distribution  channel  management
-     Telecommunications  management
-     Private-label  voice  reservation  services

Reservation Services revenues consist of transaction fees and commissions as well as license, subscription, maintenance and support fees and represent approximately 45 percent of total revenues for the six months ended June 30, 2002.

Financial Services. Financial Services provides comprehensive commission payment, processing and management solutions to hotels and travel agencies in more than 200 countries. Key services include commission processing, electronic reconciliation and tracking and global commission solutions.

Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to a significant number of travel agencies worldwide on behalf of more than 32,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $246 million in hotel commissions during the first half of 2002.

Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are primarily based on a percentage of the value of hotel commissions processed by us on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions we process for the respective hotel. Financial Services revenues represented approximately 16 percent of total revenues for the six months ended June 30, 2002.

Property Systems and Services. PegasusCentral(TM) is our Internet-based PMS service. Six Continents Hotels has named it as one of two preferred PMS standards for its 2,500-plus Holiday Inn and Holiday Inn Express properties. Traditionally, hotel CRSs and PMSs had separate databases that communicated only intermittently, often resulting in unbalanced inventories. With PegasusCentral, when a hotel reservation is made from a central reservations office, via the Internet, or at the property, only one database is accessed. This centralized inventory stores all pertinent information for both the central reservation and property management functions and provides consistent, real-time access to rates, availability and other detailed property information. PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions, including:

-     Enhanced  property  management
-     Multi-property  central  reservation
-     Customer  relationship  management
-     Sales  and  catering
-     Point-of-sale
-     Back-office  modules  such  as  receivables,  payables  and  purchasing

Particularly in today's economic climate, hotel companies can realize the benefits of PegasusCentral through the following:

- Reduced capital equipment expenditures - Other PMS services typically require significant capital expenditures. Because PegasusCentral is Internet-based, hotel properties will incur only the cost of a computer with Internet access to operate this system. Centrally hosted hardware and data services are located at Pegasus' data center, providing secure central storage for applications and data.
- Reduced employee training costs - PegasusCentral's Internet-based technology is easy to use, offering convenient pull-down menus, substantially reducing the customer's learning curve. In addition, users can take advantage of interactive online training modules.
- Reduced IT staffing costs - PegasusCentral performs system upgrades from a centralized facility resulting in instant product roll-outs to all locations. This reduces the need for on-site technical experts and eliminates long roll-out schedules and complex system upgrades.
- Per-transaction pricing - With per-transaction pricing, hotels pay transaction fees only as their rooms are occupied, better aligning technology costs with room revenues.

As  part  of  the  REZ  acquisition, we obtained the GuestView(TM) PMS software.
Although we are still servicing existing customers, we are not selling new licenses for the GuestView software. Revenues for the first six months of 2002 consisted of maintenance and support fees related to the GuestView software, revenues from the operations of GETS and installation and training fee revenues from our PegasusCentral service. Property Systems and Services revenues represented approximately 3 percent of total revenues for the six months ended June 30, 2002.

Hospitality
-----------

Our hospitality segment includes hotel representation and marketing services offered under the Utell brand name as well as Paytell, a service that allows travelers' to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations. Our hospitality segment represented approximately 36 percent of total revenues for the six months ended June 30, 2002.

Hotel representation. Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Hotels typically join our hotel representation service for the following reasons:

- To achieve a cost-effective presence in the primary electronic distribution channels - GDS and Internet.
- To obtain a global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.
- To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.
-     To  benefit  from  worldwide  sales  and  marketing  support.

Utell is the oldest, largest and most diverse hotel representation company in the world providing hotel marketing, voice reservation and GDS and Internet representation services for more than 5,000 hotels in 163 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels. In addition, Utell offers front-end commission processing services to encourage its hotel members to pay travel agency commissions.

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


DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF THE ECONOMIC RECESSION AND SEPTEMBER 11, 2001 EVENTS

Our business, particularly our hospitality segment, is sensitive to changes in the demand for hotel rooms. The travel industry has been adversely impacted by the onset of the economic recession and other world events, including the terrorist attacks of September 11, 2001, the following retaliation and the continuing threat alerts. The overall long-term impact of these events on Pegasus and the travel industry is uncertain. Both the number of reservations and the average daily rate charged for hotel rooms have sharply declined following September 11, 2001 due to the decrease in demand. Although the recovery in the number of reservations, as compared to the prior year, has been quicker than anticipated, average daily rates have not yet fully recovered and continue to lag behind the recovery in transaction volumes. Since our electronic distribution and CRS revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, have recovered relatively quickly and, for the first half of 2002, are close to the levels seen in the prior year. However, since our hospitality and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we experienced an increase in the sales cycle for some of our services, as new customers were hesitant to sign new contracts given the uncertain economic environment.

The adverse impact of both an economic recession and the September 11 events has resulted in a decrease in the demand for hotel rooms and, therefore, has negatively impacted our revenues. We expect this trend to continue at least through the end of 2002.

Prior to the September 11 events, we completed a thorough review of our operations and, in an effort to reduce our costs and improve operational efficiencies, instituted a restructuring plan. We continue to monitor reservations and other daily indicators and adjust our resources accordingly. We will continue to focus on cost management and the development of new business. However, additional terrorist activities or a delay in the economic recovery could have a material adverse effect on our business, operating results and financial condition.


STRENGTH  OF  THE  EURO

Pegasus derives a significant portion of its revenue from customers located outside the United States, particularly in Europe. Recently, the strength of the Euro relative to the U.S. Dollar resulted in Pegasus earning more revenue than it otherwise might have earned if currency rates had remained stable or weakened.

RECENT  DEVELOPMENTS

Travelweb  LLC,  formerly  known  as  Hotel  Distribution  System,  LLC
-----------------------------------------------------------------------

On February 11, 2002, Pegasus and five hotel chains - Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood Hotels - announced the formation of Travelweb LLC, formerly known as Hotel Distribution System, LLC. This new venture was formed to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model. Under the merchant model, Travelweb receives hotel room inventory from suppliers at wholesale or "net" rates. Travelweb then sets the retail price for the hotel room and processes the transaction as the merchant of record enabling Travelweb to receive a higher level of gross profit per transaction than in a fee per booking arrangement. Under the merchant model, Travelweb generally is not obligated to pay suppliers for unsold inventory. Travelweb utilizes our technology to create a direct connection between hotel reservation systems and Internet sites. Travelweb has signed an agreement with Orbitz, LLC to distribute the room inventory on a non-exclusive basis, and our Utell subsidiary is one of the first hotel suppliers to distribute room inventory through Travelweb.

On April 4, 2002, we entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels. In addition, we transferred our consumer Internet site, TravelWeb.com, as part of our capital contribution to the venture. In May 2002, we delivered the first phase of technology before the scheduled completion date.

Because we are equal partners with these five hotel companies and do not exercise significant influence, our investment in Travelweb will be accounted for under the cost method. As a result, we will not recognize any income or loss related to this investment unless we receive dividends or we determine the investment to be impaired.

PegsPay
-------

In June 2002, Financial Services launched PegsPay(TM), an ASP-based service for travel businesses that operate under the merchant model, which is being marketed to travel distributors worldwide. The first of its kind, PegsPay automates the exchange of funds and incentives between travel distributors such as tour operators, online net rate providers, consolidators and wholesalers, and any type of travel supplier, including hotels, car rental companies, airlines, railways and cruise lines. PegsPay provides an automated, more efficient process for both the travel distributor and the travel supplier, providing confidence that the financial transactions supporting their relationship will be complete, dependable and supported by quality service and information.

The new service allows the travel distributor to pay each travel supplier via one consolidated payment in the travel supplier's choice of currency and in the manner in which the supplier wishes to get paid (e.g., check or direct deposit). Additionally, the travel supplier receives detailed reservation reporting that allows them to better manage their net rate distribution programs.


REVENUE

Technology  Revenue
-------------------

Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Reservation Services revenues represented approximately 45 percent of total revenues for the six months ending June 30, 2002.

Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 16 percent of total revenues for the six months ending June 30, 2002.

Property Systems and Services. Property Systems and Services revenues consist of maintenance and support fees related to the GuestView software as well as revenues from the operations of GETS, subsequent to September 1, 2001, the acquisition date. In addition, Property System revenues include transaction fees from our PegasusCentral service, which are recognized monthly, based on room occupancy rates, as well as PegasusCentral installation and training fees. Property Systems and Services represented approximately 3 percent of total revenues for the six months ending June 30, 2002.

Hospitality  Revenue
--------------------

Hospitality revenue represented approximately 36 percent of total revenues for the six months ending June 30, 2002. Hotel representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, our Paytell services allow international travelers, who book rooms at hotels to which we provide representation services, to prepay for their hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency.

Other  Services
---------------

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

RESULTS  OF  OPERATIONS

The results of operations for the three and six months ended June 30, 2002 include the effects of the GETS acquisition, which was completed September 1, 2001. Accordingly, GETS' results of operations, including its revenues of $522,000 and $1.3 million for the three and six months ended June 30, 2002, respectively, are included in the accompanying unaudited condensed consolidated financial statements.

Three  Months  Ended  June  30,  2002  and  2001

Net Revenues. Net revenues for the three months ended June 30, 2002 were $44.9 million, compared to $49.8 million for the same period in 2001. The decrease in year-over-year net revenues was primarily due to the sale of the Golden Tulip brand in June 2001. Excluding the results of businesses sold or discontinued, net revenues decreased approximately $1.3 million, or 3 percent. The decrease was caused by the continued downward pressure on average daily rates following the terrorist attacks of September 11, 2001 and the termination in March 2002 of a large CRS customer whose revenue has not yet been fully replaced by new customers.


Changes in Pegasus' business are described in detail in the paragraphs that follow the presentation of revenues below (amounts in thousands):


                                    Three months ended
                                         June 30,

                                 2002     2001
Technology:
   Reservation Services         $18,195  $18,862
   Financial Services             7,448    7,781
   Property Systems & Services    1,528      933
   Business Intelligence              -       68
   Total technology              27,171   27,644
                                -------  -------
   Continuing operations         27,171   27,576

Hospitality:
   Utell                         17,692   18,612
   Golden Tulip                     ---    3,512
   Total hospitality             17,692   22,124
   Continuing operations         17,692   18,612

Total revenue                   $44,863  $49,768
Total continuing operations     $44,863  $46,188
                                =======  =======




Revenues for our technology segment decreased $473,000, or 2 percent, to $27.2 million for the three months ended June 30, 2002, compared to $27.6 million for the same period in 2001.

Reservation Services revenues decreased $667,000, or 4 percent, to $18.2 million for the three months ended June 30, 2002, compared to $18.9 million for the same period in 2001. The decrease was primarily due to the loss of a customer in March 2002 following the expected termination of their contract.

Financial Services revenues decreased $333,000, or 4 percent, to $7.4 million for the three months ended June 30, 2002, compared to $7.8 million for the same period in 2001. The decrease was primarily the result of a 5 percent reduction in gross commissions processed resulting from a decrease in hotels' average daily rate charged for rooms following September 11, 2001.

Property Systems and Services generated revenues of $1.5 million for the three months ended June 30, 2002, compared to $933,000 for the same period in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $552,000 in revenue during the three months ended June 30, 2002. The remainder of the increase is attributable to revenue generated by PegasusCentral installations.

Excluding Golden Tulip, revenues for our hospitality segment decreased by $920,000, or 5 percent, to $17.7 million for the three months ended June 30, 2002, compared to $18.6 million for the same period in 2001. The decrease was the result of a strategic initiative to reduce the number of hotels Utell represents to improve margins and to upgrade the quality of the Utell member hotels.

Cost of services. Cost of services was $23.2 million for the three months ended June 30, 2002, compared to $24.9 million for the same period in 2001. The decrease was primarily due to the absence of costs related to the Golden Tulip brand and the results of the cost reduction measures enacted during the third quarter 2001 restructuring. Cost of services as a percentage of revenue were 52 percent and 50 percent for the three months ended June 30, 2002 and 2001, respectively.

Research and development. For the three months ended June 30, 2002, research and development expense both in total and as a percentage of revenue were consistent with the same period in 2001.

General and administrative expenses. General and administrative expenses were $6.8 million for the three months ended June 30, 2002, compared to $7.5 million for the same period in 2001. The decrease was primarily due to cost reduction measures enacted during the third quarter 2001 restructuring. General and administrative expenses as a percentage of revenue were 15 percent for the three months ended June 30, 2002 and 2001.

Marketing and promotion expenses. Marketing and promotion expenses were $4.8 million for the three months ended June 30, 2002, compared to $6.1 million for the same period in 2001. Marketing and promotion expenses decreased primarily due to the absence of $856,000 of costs related to the Golden Tulip brand incurred during 2001, and as the result of continuing the cost reduction measures initiated during the third quarter 2001 restructuring. Marketing and promotion expenses as a percentage of revenue were 11 percent and 12 percent for the three months ended June 30, 2002 and 2001, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $12.3 million for the three months ended June 30, 2002, compared to $16.4 million for the same period in 2001. The decrease was due to Pegasus' adoption of FAS 142 (see Note 2 to the Condensed Consolidated Financial Statements), which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. For the three months ended June 30, 2001, goodwill amortization was $4.2 million.

Interest income, net. Net interest income was $295,000 for the three months ended June 30, 2002, compared to $174,000 for the same period in 2001. The net change was primarily due to a reduction in interest expense in 2002, because of the repayment of the $20 million note to Reed Elsevier plc on June 15, 2001.

Equity in loss of investee. During the three months ended June 30, 2001, Pegasus incurred an expense of $38,000, representing its share of GETS' net losses and $119,000 of amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS. We acquired GETS in September 2001.

Gain on sale of business units. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. Proceeds from the sale were $2.0 million, and Pegasus recognized a pre-tax gain of $749,000.

Income tax benefit. Pegasus recorded an income tax benefit of $1.3 million, representing an effective tax rate of 40 percent, for the three months ended June 30, 2002, compared to an income tax benefit of $1.4 million, representing an effective tax rate of 23 percent, for the three months ended June 30, 2001. The effective tax rate for the three months ended June 30, 2002 differed from the statutory rate of 35 percent, primarily due to small non-deductible expenses and the beneficial tax rate differential of certain foreign earnings. The effective tax rate for the three months ended June 30, 2001 differed from the statutory rate of 35 percent, primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

Six  Months  Ended  June  30,  2002  and  2001

Net Revenues. Net revenues for the six months ended June 30, 2002 were $90.3 million, compared to $95.9 million for the same period in 2001. Net revenues for 2002 included a one-time $3.5 million termination fee received from a customer following the termination of their contract in March 2002. The decrease in year-over-year net revenues was primarily due to the sale of the Golden Tulip brand in June 2001. Excluding the results of businesses sold or discontinued, and the termination fee described above, net revenues decreased approximately $2.2 million, or 2 percent. The primary reason for the decrease in revenue was due to the decrease in transaction revenue following the early termination of a customer contract, noted above, and the continued downward pressure on average daily rates following the terrorist attacks of September 11, 2001.

Changes in Pegasus' business are described in detail in the paragraphs that follow the presentation of revenues below (amounts in thousands):



                                     Six months ended
                                         June 30,

                                 2002      2001
Technology:
   Reservation Services         $40,406  $37,605
   Financial Services            14,396   14,877
   Property Systems & Services    3,201    1,695
   Business Intelligence              -      256
   Total technology              58,003   54,433
                                -------  --------
   Continuing operations         54,469       (1)   54,177

Hospitality:
   Utell                         32,284   34,767
   Golden Tulip                       -    6,676
   Total hospitality             32,284   41,443
   Continuing operations         32,284   34,767

Total revenue                   $90,287  $95,876
Total continuing operations     $86,753       (1)  $88,944
                                =======            =======


(1)  Excludes  the  one-time  $3.5  million  termination
       fee  recognized  in  March  2002




Revenues for our technology segment increased $3.6 million, or 7 percent, to $58.0 million for the six months ended June 30, 2002, compared to $54.4 million for the same period in 2001.

Reservation Services revenues increased $2.8 million, or 7 percent, to $40.4 million for the six months ended June 30, 2002, compared to $37.6 million for the same period in 2001. The increase in revenue was primarily due to the one-time termination fee noted above, which more than offset the decline in second quarter 2002 transaction revenue following their termination.

Financial Services revenues decreased $481,000, or 3 percent, to $14.4 million for the six months ended June 30, 2002, compared to $14.9 million for the same period in 2001. The decrease was primarily the result of a 7 percent decrease in gross commissions processed for the six months ended June 30, 2002, compared to the same period in 2001. The decrease in gross commissions was due to a decrease in hotels' average daily rates following the events of September 11, 2001.

Property Systems and Services generated revenues of $3.2 million for the six months ended June 30, 2002, compared to $1.7 million for the same period in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $1.3 million in revenue during the six months ended June 30, 2002. The remainder of the increase was due to revenue generated by PegasusCentral installations.

Excluding Golden Tulip, revenues for our hospitality segment decreased $2.5 million, or 7 percent, to $32.3 million for the six months ended June 30, 2002, compared to $34.8 million for the same period in 2001. The decrease in revenue was the result of a decrease in reservation fees, caused by the continuing impact of September 11, 2001, and the decrease in the number of hotels Utell represents. The decrease in the number of hotels represented by Utell is the result of a planned strategic initiative to upgrade the portfolio of Utell member hotels.

Cost of services. Cost of services was $45.8 million for the six months ended June 30, 2002, compared to $51.2 million for the same period in 2001. The decrease was primarily due to the absence of costs related to the Golden Tulip brand and the results of the cost reduction measures enacted during the third quarter 2001 restructuring, consisting primarily of a reduction in personnel and facilities. Cost of services as a percentage of revenue were 51 percent and 53 percent for the six months ended June 30, 2002 and 2001, respectively.

Research and development. For the six months ended June 30, 2002, research and development expense both in total and as a percentage of revenue were consistent with the same period in 2001.

General and administrative expenses. General and administrative expenses were $12.6 million for the six months ended June 30, 2002, compared to $14.0 million for the same period in 2001. General and administrative expenses decreased primarily due to the absence of significant professional fees that were incurred in first quarter of 2001 with the implementation of our enterprise-wide accounting and information system. Additional reductions were realized as the result of the cost reduction measures enacted during the third quarter 2001 restructuring. General and administrative expenses as a percentage of revenue were 14 percent and 15 percent for the six months ended June 30, 2002 and 2001, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $9.1 million for the six months ended June 30, 2002, compared to $12.4 million for the same period in 2001. Marketing and promotion expenses decreased primarily due to the absence of $1.9 million of costs related to the Golden Tulip brand incurred during 2001, and as the result of continuing the cost reduction measures initiated during the third quarter 2001 restructuring. Marketing and promotion expenses as a percentage of revenue were 10 percent and 13 percent for the six months ended June 30, 2002 and 2001, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $24.4 million for the six months ended June 30, 2002, compared to $32.8 million for the same period in 2001. The decrease was primarily due to Pegasus' adoption of FAS 142 (see Note 2 to the Condensed Consolidated Financial Statements), which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. For the six months ended June 30, 2001, goodwill amortization was $8.6 million.

Interest income, net. Net interest income was $557,000 for the six months ended June 30, 2002, compared to $213,000 for the same period in 2001. The net change was primarily due to a reduction in interest expense in 2002, because of the repayment of the $20 million note to Reed Elsevier plc on June 15, 2001.

Equity in loss of investee. During the six months ended June 30, 2001, Pegasus incurred an expense of $38,000, representing its share of GETS' net losses and $417,000 of amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS.

Gain on sale of business units. In January 2001, Pegasus sold its Summit Hotels and Resorts and Sterling Hotels and Resorts brand business to IndeCorp Corporation for approximately $12 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. During the six months ended June 30, 2001, Pegasus recognized a gain of $78,000 related to these two transactions.

Income tax benefit. Pegasus recorded an income tax benefit of $1.8 million, representing an effective tax rate of 40 percent, for the six months ended June 30, 2002, compared to an income tax benefit of $3.5 million, representing an effective tax rate of 19 percent, for the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 differed from the statutory rate of 35 percent, primarily due to small non-deductible expenses and the beneficial tax rate differential of certain foreign earnings. The effective tax rate for the six months ended June 30, 2001 differed from the statutory rate of 35 percent, primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of liquidity at June 30, 2002 included cash and cash equivalents of $20.9 million, short-term investments of $7.7 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 2001 included cash and cash equivalents of $13.4 million, short-term investments of $9.2 million and an unused revolving credit facility of $30.0 million.

Effective March 31, 2002, Pegasus amended and extended its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank
(Texas) through March 31, 2004. The credit facility has an interest rate of LIBOR plus 2 percent. There was no amount outstanding under the credit facility at June 30, 2002 or December 31, 2001.

Pegasus has entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million related to the leases for its new Dallas and Phoenix offices. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

Pegasus had working capital of $5.5 million at June 30, 2002, compared to a working capital deficit of $5.5 million at December 31, 2001. Working capital increased primarily as a result of cash flows generated from operating activities and net proceeds from the purchase and sale of marketable securities, offset by capital expenditures. Net cash provided by operating activities increased to $21.2 million for the six months ending June 30, 2002, from $19.1 million for the same period in 2001. This increase was primarily due to the third quarter 2001 restructuring, which reduced headcount by approximately 15 percent, and a continued focus on cost containment.

Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $16.0 million for the six months ended June 30, 2002 compared to $8.1 million for the same period in 2001. The increase was primarily due to furniture, equipment and leasehold improvements for our new Dallas and Phoenix offices as well as costs associated with our new data center in Phoenix. Pegasus expects to incur incremental capital expenditures through the end of 2002 to add capacity to existing systems and continued software development and for the Phoenix office move. Operating leases continue to be the only off-balance sheet financing arrangements Pegasus engages in.

Additional uses of cash for investing activities for the six months ended June 30, 2002 included purchases of marketable securities totaling $6.7 million, compared to $12.7 million for the same period in 2001. Pegasus has satisfied its cash requirements for investments primarily through cash generated from operations.

On June 5, 2002, the Board of Directors authorized the repurchase of up to two and a half million shares of Pegasus' common stock. During the three months ended June 30, 2002, 71,500 shares were repurchased for an aggregate value of $1.0 million. At June 30, 2002, cumulative repurchases of common stock under board approved plans totaled approximately 513,000 shares at a value of $4.3 million. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

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


Other  Matters

In the Proxy Statement for our 2002 annual meeting of stockholders, we described certain "integrated" options associated with the Supplemental Employee Retirement Plan ("SERP") and disclosed 176,275 options related to the SERP as being granted to three Named Executive Officers under the heading entitled "Options Grants In Last Fiscal Year." These options described in the Proxy Statement are not outstanding. Neither the Board of Directors nor its Compensation Committee authorized, or presently intends to authorize, these or any other options in connection with the SERP. The impact of excluding these options from theinformation contained in the Proxy Statement, Annual Report on Form 10-K or our first quarter report on Form 10-Q is not material.


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


Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

Pegasus held its annual meeting of stockholders on Tuesday, May 7, 2002. At the annual meeting, Pegasus stockholders took the following actions:

1) By a vote of 23,283,745 for and 79,599 withheld, the stockholders elected Robert B. Collier as Class II Director for a term expiring at the annual meeting to be held in 2005 and until his successor is elected and qualified.

2) By a vote of 23,383,734 for and 79,610 withheld, the stockholders elected Bruce W. Wolff as Class II Director for a term expiring at the annual meeting to be held in 2005 and until his successor is elected and qualified.

3) By a vote of 13,091,476 for, 10,232,969 against and 38,899 abstaining, the stockholders approved amendments to our 1997 Amended Stock Option Plan that extend its terms to March 5, 2012, provide for the issuance of restricted stock (in addition to incentive and non-qualified stock option grants currently permitted) so long as the number of shares of restricted stock issued in any calendar year does not exceed 2.5% of the number of shares reserved for issuance under the plan, and rename the plan the "Pegasus Solutions, Inc. 2002 Stock Incentive Plan."


Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibits

Exhibit  99.1  - Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit  99.2  - Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)  Form  8-Ks  filed  under  Item  5  -  Other  Events

On May 23, 2002, Pegasus Solutions, Inc. filed a report on Form 8-K to notify shareholders that John F. Davis III, Pegasus Solutions' Chairman of the Board and Chief Executive Officer had entered into a Form 10b5-1, written trading plan.

On June 21, 2002, Pegasus Solutions, Inc. filed a report on Form 8-K to announce the authorization by the Board of Directors of the Company's new stock buy-back program for the repurchase of up to 2.5 million shares of the Company's common stock.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.


                                     August 6, 2002       /s/ JOHN F. DAVIS, III
                                                        ------------------------
                                                             John F. Davis, III,
                                                             -------------------
                                                              Chairman and Chief
                                                               Executive Officer


                                            August 6, 2002     /s/ SUSAN K. COLE
                                                                  Susan K. Cole,
                                                                  --------------
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (principal accounting officer)

                                  EXHIBIT INDEX


Exhibit  Number          Description
---------------          -----------

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit  99.1


              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, John F. Davis, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     August 6, 2002       /s/ JOHN F. DAVIS, III
                                                        ------------------------
                                                             John F. Davis, III,
                                                             -------------------
                                                              Chairman and Chief
                                                               Executive Officer

Exhibit  99.2


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan
K.  Cole, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            August 6, 2002     /s/ SUSAN K. COLE
                                                               -----------------
                                                                  Susan K. Cole,
                                                                  --------------
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (principal accounting officer)