Form 10-Q
period 2002-09-30
PEGASUS SOLUTIONS INC
filed 2002-11-14
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

           CAMPBELL CENTRE I, 8350 NORTH CENTRAL EXPRESSWAY, SUITE 1900
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

The number of shares of the registrant's common stock outstanding as of November 11, 2002 was 24,600,984.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX



                                                                            Page
                                                                            ----

Part  I.  Financial  Information

     Item  1.  Financial Statements                                            3

     a)  Condensed  Consolidated  Balance  Sheets  as  of  September  30,  2002
          and  December  31, 2001 (unaudited)                                  3
     b)  Condensed  Consolidated  Statements  of  Operations  and
          Comprehensive  Income  (Loss)  for  the  Three  and  Nine Months Ended
          September  30,  2002  and  2001  (unaudited)                         4
     c)  Condensed  Consolidated  Statements  of  Cash  Flows  for  the  Nine
          Months  Ended  September  30,  2002  and  2001  (unaudited)          5
     d)  Notes to the Condensed Consolidated Financial Statements (unaudited)  6

     Item  2.  Management's  Discussion  and Analysis of Financial Condition and
                 Results  of  Operations                                      11

     Item  4.  Controls  and  Procedures                                      22

Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                             23

     Item 6.  Exhibits and Reports on Form 8-K                                23

Signatures                                                                    24

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      25


PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                                   PEGASUS SOLUTIONS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                         (UNAUDITED)


                                                                  SEPTEMBER  30,   DECEMBER 31,

                                                                          2002       2001
                                                                        ---------  ---------
ASSETS

Cash and cash equivalents                                               $ 25,932   $ 13,438
Short-term investments                                                     1,022      9,167
Accounts receivable, net                                                  29,171     29,228
Other current assets                                                       6,080      5,309
                                                                        ---------  ---------
  Total current assets                                                    62,205     57,142


Intangible assets, net                                                    10,436     32,505
Property and equipment, net                                               72,047     67,365
Goodwill, net                                                            141,594    136,921
Other noncurrent assets                                                   11,507      9,737
                                                                        ---------  ---------
    Total assets                                                        $297,789   $303,670
                                                                        =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $ 11,813   $ 19,018
Accrued liabilities                                                       18,962     20,185
Unearned income                                                            9,060      8,585
Deferred tax liability                                                     1,964     12,301
Customer deposits                                                          3,931      2,170
Other current liabilities                                                    745        424
                                                                        ---------  ---------
  Total current liabilities                                               46,475     62,683

Uncleared commission checks                                                4,995      4,004
Other noncurrent liabilities                                              15,738      5,782

Commitments and contingencies                                                  -          -

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
     zero shares issued and outstanding,                                       -          -
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     25,431,900 and 25,136,100 shares issued, respectively                   254        251
  Additional paid-in capital                                             293,971    290,444
  Unearned compensation                                                     (905)       (34)
  Accumulated comprehensive gain                                               -         21
  Accumulated deficit                                                    (58,283)   (56,238)
  Treasury stock at cost; 525,619 and 441,619 shares, respectively        (4,456)    (3,243)
                                                                        ---------  ---------
    Total stockholders' equity                                           230,581    231,201
                                                                        ---------  ---------
    Total liabilities and stockholders' equity                          $297,789   $303,670
                                                                        =========  =========



See accompanying notes to condensed consolidated financial statements.


                                                    PEGASUS SOLUTIONS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                          (UNAUDITED)


                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                               -------------                -------------

                                                                             2002          2001          2002          2001
                                                                         ------------  ------------  ------------  ------------
Net revenues                                                             $    45,619   $    45,226   $   135,906   $   141,102

Cost of services                                                              21,471        24,613        67,233        75,802
Research and development                                                       1,332         2,313         4,621         5,886
General and administrative expenses                                            5,053         5,436        17,659        19,460
Marketing and promotion expenses                                               4,560         4,917        13,622        17,335
Depreciation and amortization                                                 12,058        16,349        36,452        49,177
Restructure costs                                                                  -         6,302             -         7,099
                                                                         ------------  ------------  ------------  ------------
Operating income (loss)                                                        1,145       (14,704)       (3,681)      (33,657)

Other income (expense):
  Interest income, net                                                           360           362           917           575
  Equity in loss of investee                                                       -          (179)            -          (634)
  Gain on sale of business units                                                   -             -             -            78
  Other                                                                         (139)         (166)         (405)         (130)
                                                                         ------------  ------------  ------------  ------------
Income (loss) before income taxes                                              1,366       (14,687)       (3,169)      (33,768)

Income tax expense (benefit)                                                     694        (3,836)       (1,124)       (7,367)
                                                                         ------------  ------------  ------------  ------------
Net income (loss)                                                        $       672   $   (10,851)  $    (2,045)  $   (26,401)
                                                                         ============  ============  ============  ============

Other comprehensive income - change in
   unrealized gain (loss), net of tax                                              1           (14)          (21)           (7)
                                                                         ------------  ------------  ------------  ------------
Comprehensive income (loss)                                              $       673   $   (10,865)  $    (2,066)  $   (26,408)
                                                                         ============  ============  ============  ============

Net income (loss) per share:
  Basic and diluted                                                      $      0.03   $     (0.44)  $     (0.08)  $     (1.08)
                                                                         ============  ============  ============  ============

Weighted average shares outstanding:
  Basic                                                                   24,880,158    24,566,715    24,816,835    24,548,572
                                                                         ============  ============  ============  ============
  Diluted                                                                 25,641,729    24,566,715    24,816,835    24,548,572
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


                                        PEGASUS SOLUTIONS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                              (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------

                                                                                     2002       2001
                                                                                   ---------  ---------
Cash flows from operating activities:
  Net loss                                                                         $ (2,045)  $(26,401)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                    36,452     49,177
    Gain on sale of business units                                                        -        (78)
    Bad debt expense                                                                  1,289      3,009
    Other                                                                             1,746        791
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                            (1,253)    (3,589)
      Other assets                                                                   (1,539)    (1,759)
      Accounts payable and accrued liabilities                                       (8,627)     7,100
      Unearned income                                                                   475        428
      Other liabilities                                                               4,673     (1,604)
                                                                                   ---------  ---------
        Net cash provided by operating activities                                    31,171     27,074

Cash flows from investing activities:
  Proceeds from sale of business units                                                    -      4,033
  Purchase of marketable securities                                                  (8,786)   (16,374)
  Proceeds from maturity of marketable securities                                    16,400      6,226
  Purchase of property and equipment                                                (25,267)   (11,385)
  Purchase of Global Enterprise Technology Solutions, LLC                                 -    (11,512)
  Investment in Travelweb, LLC                                                       (1,527)         -
  Purchase of REZsolutions, Inc., net of cash acquired                                    -        852
  Other                                                                                  38      1,692
                                                                                   ---------  ---------
        Net cash used in investing activities                                       (19,142)   (26,468)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                              1,770        831
  Repayment of notes payable                                                              -    (20,000)
  Purchase of treasury stock                                                         (1,213)    (2,067)
  Other                                                                                 (92)       (96)
                                                                                   ---------  ---------
        Net cash provided by (used in) financing activities                             465    (21,332)

Net increase (decrease) in cash and cash equivalents                                 12,494    (20,726)
Cash and cash equivalents, beginning of period                                       13,438     37,150
                                                                                   ---------  ---------

Cash and cash equivalents, end of period                                           $ 25,932   $ 16,424
                                                                                   =========  =========

Supplemental schedule of noncash investing and financing activities:
  Landlord paid tenant improvements                                                $  2,063   $      -
                                                                                   =========  =========
  Note received from sale of Summit and Sterling Hotels & Resorts                  $      -   $  7,000
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


2.     GOODWILL  AND  OTHER  INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142") and Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet at December 31, 2001 included goodwill, net of accumulated amortization, totaling $136.9 million, which is related to the REZ, Inc. ("REZ") and Global Enterprise Technology Solutions, LLC ("GETS") acquisitions. Pegasus applied the provisions of FAS 142 on January 1, 2002 and discontinued amortization of goodwill from the REZ acquisition. In accordance with FAS 141, goodwill from the GETS acquisition was never amortized. In addition, as required by FAS 141, effective January 1, 2002, workforce-in-place from the REZ acquisition was reclassified as goodwill and will no longer be subject to amortization. At September 30, 2002, goodwill totaled $141.6 million.

As detailed in Note 6, Pegasus is organized in two business segments - technology and hospitality. In accordance with FAS 142, goodwill is subject to an annual impairment test, conducted at the business segment level. Based on the periodic impairment test conducted as of September 30, 2002, the Company does not believe goodwill for either business segment is impaired. The following table presents goodwill by business segment, net of accumulated amortization, and reflecting the reclassification of workforce-in-place (amounts in thousands):



                    Technology   Hospitality    Total
September 30, 2002  $   128,935  $     12,659  $141,594

December 31, 2001       124,379        12,542   136,921

Pegasus' adoption of FAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at September 30, 2002 and December 31, 2001 (amounts in thousands):


                          September 30, 2002          December 31, 2001
                       Carrying     Accumulated  Carrying    Accumulated
                         Value     Amortization    Value    Amortization
Customer relationships  $52,376  $     (43,915)  $52,376  $     (30,942)
Non-compete agreements    3,820         (1,877)    3,820         (1,305)
Other                        48            (16)       48            (11)
Total                   $56,244  $     (45,808)  $56,244  $     (32,258)
                        -------  --------------  -------  --------------



During the three and nine months ended September 30, 2002, the Company recorded amortization expense in relation to the above-listed intangible assets of $4.4 million and $13.6 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (amounts in thousands):

2002 . . .  $17,973
2003 . . .    4,999
2004 . . .      769
2005 . . .      216
Thereafter       29



The following pro forma financial information compares the Company's net income and losses for the three and nine months ended September 30, 2002 and 2001 had the provisions of FAS 142 been applied on January 1, 2001 (amounts in thousands except share amounts):


                                           Three months ended          Nine months ended
                                              September 30,               September 30,
                                             -------------                -------------

                                           2002          2001          2002          2001
                                        -----------  ------------  ------------  ------------
Reported net income (loss)              $       672  $   (10,851)  $    (2,045)  $   (26,401)
Goodwill amortization                             -        2,589             -         7,913
Workforce in-place amortization                   -        1,056             -         3,168
Adjusted net income (loss)              $       672  $    (7,206)  $    (2,045)  $   (15,320)
                                        -----------  ------------  ------------  ------------

Basic and diluted earnings per share:
   Reported net income (loss)           $      0.03  $     (0.44)  $     (0.08)  $     (1.08)
   Goodwill amortization                          -         0.11             -          0.32
   Workforce in-place amortization                -         0.04             -          0.13
   Adjusted net income (loss)           $      0.03  $     (0.29)  $     (0.08)  $     (0.63)
                                        -----------  ------------  ------------  ------------

Weighted average shares outstanding:
    Basic                                24,880,158   24,566,715    24,816,835    24,548,572
    Diluted                              25,641,729   24,566,715    24,816,835    24,548,572
                                        ===========  ============  ============  ============


3.     RESTRUCTURING  ACTIVITIES

During the years ended December 31, 2001 and 2000, the Company reorganized its operations from a business unit structure into distinct functional areas, consolidated its reservation centers outside of the United States and ceased operations of its Business Intelligence division, resulting in restructuring charges of $7.7 million and $3.4 million, respectively. As of September 30, 2002, total unpaid severance and outplacement costs were approximately $61,000 and total unpaid redundant facilities and other costs were approximately $615,000. These unpaid costs are classified as accrued liabilities.

4.     STOCKHOLDERS'  EQUITY

On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock. During the nine months ended September 30, 2002, 84,000 shares were repurchased for an aggregate purchase price of $1.2 million. At September 30, 2002, cumulative repurchases of common stock under board approved plans totaled approximately 526,000 shares at an aggregate purchase price of $4.5 million. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.


5.     EARNINGS  PER  SHARE

For the three months ended September 30, 2002, the weighted average shares used to compute diluted earnings per share include approximately 762,000 shares representing the dilutive effect of stock options. Shares excluded from the weighted average share calculation that related to potentially dilutive securities total 3.5 million for the three months ended September 30, 2002. Potentially dilutive securities represent stock options that are priced higher than the average market value of the Company's common stock during that period.

Due to the Company's net loss position for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, all outstanding options were excluded in the calculation of diluted net loss per share because their effect would be anti-dilutive. For the nine months ended September 30, 2002, 4.4 million shares issuable upon the exercise of stock options were not included in the calculations of diluted net loss per share. Approximately 3.4 million shares issuable upon the exercise of stock options were not included in the calculations of diluted net loss per share for the three and nine months ended September 30, 2001.


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

The following table presents information about reported segments for the three months ended September 30 (in thousands):


              Technology    Hospitality    Total
2002
-----------
Net revenues  $    28,727  $     16,892   $45,619
EBITDA              8,368         4,835    13,203

2001
-----------
Net revenues       27,435        17,791    45,226
EBITDA              2,355          (710)    1,645



Reconciliations of total segment EBITDA to total consolidated income (loss) before income taxes for the three months ended September 30, 2002 and 2001 are as follows (in thousands):


                                                  2002       2001
Total EBITDA for reportable segments            $ 13,203   $  1,645
Depreciation and amortization                    (12,058)   (16,349)
Interest income, net                                 360        362
Equity in loss of investee                             -       (179)
Other                                               (139)      (166)
Consolidated income (loss) before income taxes  $  1,366   $(14,687)
                                                ---------  ---------



The following table presents information about reported segments for the nine months ended September 30 (in thousands):


              Technology   Hospitality    Total
2002
-----------
Net revenues  $    86,730  $     49,176  $135,906
EBITDA             22,320        10,451    32,771

2001
-----------
Net revenues       81,867        59,235   141,102
EBITDA             13,772         1,748    15,520



Reconciliations of total segment EBITDA to total consolidated loss before income taxes for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):


                                         2002       2001
Total EBITDA for reportable segments   $ 32,771   $ 15,520
Depreciation and amortization           (36,452)   (49,177)
Interest income, net                        917        575
Gain on sale of business units                -         78
Equity in loss of investee                    -       (634)
Other                                      (405)      (130)
Consolidated loss before income taxes  $ (3,169)  $(33,768)
                                       ---------  ---------

7.     CONTINGENCIES

Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.


8.     RECENTLY  ISSUED  ACCOUNTING  STANDARD

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (" FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of FAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Statements made in this discussion and analysis that are not purely historical are forward-looking statements. These statements include statements regarding Pegasus' or management's expectations, beliefs, hopes, intentions or strategies regarding the future. Because such statements deal with future events, they are subject to various risks and uncertainties and actual results could differ materially from our current expectations. Factors that could cause or contribute to such difference include, but are not limited to, terrorist acts or war, variation in demand for and acceptance of our products and services and timing of sales, general economic conditions including a slowdown in technology spending by our current and prospective customers, failure to maintain successful relationships with and to establish new relationships with customers, the success of our international operations, the level of product and price competition from existing and new competitors, changes in our level of operating expenses and our ability to control costs, delays in developing, marketing and deploying new products and services and risks identified in our Securities and Exchange Commission filings, including those appearing under the caption Risk Factors in our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed since the Annual Report.


OVERVIEW

We are a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hotel industry. Our customers include:

- Tens of thousands of travel agency locations around the world, including the 10 largest U.S.-based travel agencies based on revenues;
- More than 48,000 hotel properties around the globe, including the 50 largest hotel brands in the world based on total number of guest rooms; and
- Thousands of Web sites have their hotel reservations "Powered by Pegasus"(TM).

We are organized into two business segments - technology and hospitality. Our technology segment provides central reservation system, or CRS, electronic distribution, travel agent commission processing and property systems and services to the global hotel industry. Our hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services include marketing programs, sales representation, a voice reservation network with local language capabilities in 41 countries, and distribution through all global distribution systems, or GDSs, and a proprietary Internet booking site, www.Utell.com, with thousands of linked third-party Internet sites. For the nine months ended September 30, 2002, approximately 64 percent and 36 percent of our consolidated revenues were derived from the technology and hospitality segments, respectively.


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

Beginning in 2002, our CRS and electronic distribution services were combined and are reported as reservation services. By realigning our technology segment on a functional basis, we are now able to realize synergies between our CRS and electronic distribution services resulting in increased efficiency and cost savings.

Reservation Services. We were formed in 1988 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the GDSs that travel agents use to book airline reservations. Our electronic distribution service supports a variety of distribution channels including the following:

- GDS connectivity - Our electronic distribution service is linked to all major GDSs and therefore connects our hotel customers to travel agents around the world.
- Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 44,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, HotWire.com, Lastminute.com, Amadeus' e-Travel, Continental.com, Orbitz.com, Travelweb.com and our own Utell.com.
- Hotel Internet sites - Our NetBooker(TM) service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

Our CRS is provided on an application service provider basis to approximately 8,000 hotel properties, representing more than 2.1 million hotel rooms worldwide. During the first nine months of 2002, we processed over 24.4 million hotel bookings through our CRS. We also provide CRS software licenses to an additional 20 hotel brands, representing approximately 13,000 properties.

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

Financial Services. Financial Services provides comprehensive commission processing and payment solutions to hotels and travel agencies in more than 200 countries. Key services include commission processing, reconciliation and tracking for member agencies, global commission solutions for participating hotels and, beginning in June 2002, PegsPay, our payment service targeted at travel distributors. More information is provided below under the heading "Recent Developments".

Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to a significant number of travel agency locations worldwide on behalf of more than 32,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $375 million in hotel commissions during the first nine months of 2002.

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

In addition to PegasusCentral, we obtained two proprietary software solutions as part of the REZ, Inc., or REZ, and Global Enterprise Technology Solutions, or GETS, acquisitions. Revenues for the first nine months of 2002 consisted of maintenance and support fees related to the PMS software, revenues from the operations of GETS and installation and training fee revenues from our PegasusCentral service.

Hospitality
-----------

Our hospitality segment includes hotel representation, marketing and financial services offered under the Utell brand name. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Hotels typically join our hotel representation service for the following reasons:

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

Utell is the oldest, largest and most diverse hotel representation company in the world providing hotel sales, marketing, voice reservation and GDS and Internet services for nearly 5,000 hotels in 163 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels.

In addition, Utell offers two financial services, Paytell and TravelCom, to facilitate payment to its hotel members and commission payments to travel agencies. Paytell is a service that allows travelers to prepay for reservations and manage their exposure to foreign currency exchange rate fluctuations. Many international and domestic travelers who book rooms at hotels to which we provide representation services utilize Paytell to prepay for hotel stays. In some international markets, it is customary for travelers to prepay hotel rooms and other travel arrangements. International travelers also benefit by reducing their exposure to foreign currency fluctuations. Travelers using our Paytell service prepay for hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. TravelCom is an Internet-based proprietary system that allows member hotels to expedite commission payments to travel agents.

DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF THE ECONOMIC RECESSION AND SEPTEMBER 11, 2001 EVENTS

Our business, particularly our hospitality segment, is sensitive to changes in the demand for hotel rooms. The travel industry has been adversely impacted by the onset of the economic recession and other world events, including the terrorist attacks of September 11, 2001, the following retaliation, the continuing threat alerts, and the possibility of war with Iraq and other military actions. The overall long-term impact of these events on Pegasus and the travel industry is uncertain. Both the number of reservations and the average daily rate charged for hotel rooms have sharply declined following September 11, 2001 due to the decrease in demand. Although the recovery in the number of reservations, as compared to the prior year, has been quicker than anticipated, transatlantic business travel and average daily rates have not yet fully recovered and continue to lag behind the recovery in transaction volumes. Since our electronic distribution and CRS revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, 2001, recovered relatively quickly and, for the first nine months of 2002, are close to the levels seen in the prior year. However, since our hospitality and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we experienced an increase in the sales cycle for some of our services, as new customers were hesitant to sign new contracts given the uncertain economic environment.

The adverse impact of both an economic recession and the September 11, 2001 events have resulted in a decrease in the demand for hotel rooms and, therefore, has negatively impacted our revenues. We expect this trend to continue at least into 2003.

Prior to the September 11, 2001 events, we completed a thorough review of our operations and, in an effort to reduce our costs and improve operational efficiencies, instituted a restructuring plan. We continue to monitor reservations and other periodic indicators and adjust our resources accordingly. We will continue to focus on cost management and the development of new business. However, additional terrorist activities, escalation of hostilities in the Middle East or elsewhere or further delays in the economic recovery could have a material adverse effect on our business, operating results and financial condition.


FLUCTUATION  OF  FOREIGN  CURRENCIES

Pegasus (in particular, the Hospitality segment) derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the Euro and the British Pound relative to the U.S. Dollar result in Pegasus earning more or less revenue than it otherwise might have earned if currency rates had remained stable.

RECENT  DEVELOPMENTS

Travelweb  LLC,  formerly  known  as  Hotel  Distribution  System,  LLC
-----------------------------------------------------------------------

On February 11, 2002, Pegasus and five hotel chains - Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood Hotels - announced the formation of Travelweb LLC, formerly known as Hotel Distribution System, LLC. This new venture was formed to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model. Under the merchant model, Travelweb receives hotel room inventory from suppliers at wholesale or "net" rates. Travelweb then sets the retail price for the hotel room and processes the transaction as the merchant of record enabling Travelweb to receive a higher level of gross profit per transaction than in a fee per booking arrangement. Under the merchant model, Travelweb generally is not obligated to pay suppliers for unsold inventory. Travelweb utilizes our technology to create a direct connection between hotel reservation systems and Internet sites. Travelweb has signed an agreement with Orbitz, LLC to distribute the room inventory on a non-exclusive basis, and our Utell subsidiary was one of the first hotel suppliers to distribute room inventory through Travelweb.

On April 4, 2002, we entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels. In addition, we transferred our consumer Internet site, TravelWeb.com, as part of our capital contribution to the venture.

During the nine months ended September 30, 2002, we contributed an additional $1.2 million in cash and $360,000 in development costs to Travelweb, LLC. Because we are equal partners with five hotel companies and do not exercise significant influence, our investment in Travelweb is accounted for under the cost method. As a result, we will not recognize any income or loss related to this investment unless we receive dividends or we determine the investment to be impaired.

PegsPay
-------

In June 2002, Financial Services launched PegsPay, an ASP-based service for travel businesses that operate under the merchant model, which is being marketed to travel distributors worldwide. The first of its kind, PegsPay automates the exchange of funds and incentives between travel distributors such as tour operators, online net rate providers, consolidators and wholesalers, and any type of travel supplier, including hotels, car rental companies, airlines, railways and cruise lines. PegsPay provides an automated, more efficient process for both the travel distributor and the travel supplier, providing confidence that the financial transactions supporting their relationship will be complete, dependable and supported by quality service and information.

The new service allows the travel distributor to pay each travel supplier via one consolidated payment in the travel supplier's choice of currency and in the manner in which the supplier wishes to get paid (e.g., check or direct deposit). Additionally, the travel supplier receives detailed reservation reporting that allows them to better manage their net rate distribution programs.


REVENUE

Technology  Revenue
-------------------

Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic Distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Reservation Services revenues represented approximately 43 percent of total revenues for the nine months ending September 30, 2002.

Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (i.e. upscale, economy, etc.) at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 17 percent of total revenues for the nine months ending September 30, 2002.

Property Systems and Services. Property Systems and Services revenues consist of maintenance and support fees related to our GuestView software as well as revenues from the operations of GETS, subsequent to September 1, 2001, the acquisition date. In addition, Property Systems and Services revenues include transaction fees from our PegasusCentral service, which are recognized monthly, based on room occupancy rates, as well as PegasusCentral installation and training fees. Property Systems and Services represented approximately 4 percent of total revenues for the nine months ending September 30, 2002.

Hospitality  Revenue
--------------------

Hotel representation service revenues consist of reservation processing fees, based on the value of each reservation processed, quarterly membership fees and marketing fees. Hospitality revenue is also generated as a result of two financial service products, Paytell and TravelCom. Paytell is a prepayment process in which a markup or transaction fee is applied to cross-currency reservations. In addition, the Hospitality segment earns a transaction fee for each travel agent commission paid through TravelCom. Hospitality revenue represented approximately 36 percent of total revenues for the nine months ending September 30, 2002.

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


COSTS

Pegasus' cost of services consists principally of personnel costs relating to information technology, customer service and telemarketing, and facilities and equipment maintenance costs. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, office, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software and intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased on January 1, 2002.


RESULTS  OF  OPERATIONS

The results of operations for the three and nine months ended September 30, 2002 include the effects of the GETS acquisition, which was completed September 1, 2001. Accordingly, GETS' results of operations, including its revenues of $519,000 and $1.8 million for the three and nine months ended September 30, 2002, respectively, are included in the accompanying unaudited condensed consolidated financial statements.

Three  Months  Ended  September  30,  2002  and  2001

Net Revenues. Overall, year-over-year revenue comparisons are impacted by the events of September 11, 2001, which had a direct and immediate negative impact in 2001 and continue to have a lingering negative effect on the general economy and hospitality industry during the current year. Net revenues for the three months ended September 30, 2002 were $45.6 million, compared to $45.2 million for the same period in 2001.

Changes in Pegasus' business are described in detail in the paragraphs that follow the presentation of revenues below (amounts in thousands):



                                               Three months ended
                                                  September 30,

                                                  2002     2001
Technology:
   Reservation Services                        $18,722  $19,094
   Financial Services                            8,198    7,283
   Property Systems & Services                   1,807    1,058
   Total technology                             28,727   27,435

Hospitality (Utell)                             16,892   17,791

Total revenue                                  $45,619  $45,226
                                               -------  -------


Revenues for our technology segment increased $1.3 million, or 5 percent, to $28.7 million for the three months ended September 30, 2002, compared to $27.4 million for the same period in 2001.

Reservation Services revenues decreased $372,000, or 2 percent, to $18.7 million for the three months ended September 30, 2002, compared to $19.1 million for the same period in 2001. The decrease was primarily due to the loss of a CRS customer in March 2002 following the expected termination of their contract.

Financial Services revenues increased $915,000, or 13 percent, to $8.2 million for the three months ended September 30, 2002, compared to $7.3 million for the same period in 2001. The increased revenue was primarily attributable to increases in the average travel agent fee and member transaction volume resulting from new travel agency locations being added to the customer base, offset by declines in hotels' average daily rate charged per room.

Property Systems and Services generated revenues of $1.8 million for the three months ended September 30, 2002, compared to $1.0 million for the same period in 2001. The increase was primarily attributable to new installations of the PegasusCentral product offering, which contributed an incremental $410,000. The remainder of the increase was attributable to revenue from the September 1, 2001 acquisition of GETS.

Revenues for our hospitality segment decreased by $900,000, or 5 percent, to $16.9 million for the three months ended September 30, 2002, compared to $17.8 million for the same period in 2001. The decrease in revenues was due to a decrease in reservation fees, caused primarily by the continuing negative impact of September 11, 2001 and a decrease in the number of hotels Utell represents. The decrease in the number of hotels represented by Utell is the result of a planned strategic initiative to upgrade Utell's hotel portfolio with a focus on maximizing revenue and margins on a per hotel basis.

Cost of services. Cost of services was $21.5 million for the three months ended September 30, 2002, compared to $24.6 million for the same period in 2001. The decrease was primarily due to the cost reduction measures enacted during the third quarter 2001 restructuring, consisting primarily of a reduction in personnel and facilities. Cost of services as a percentage of revenues was 47 percent and 54 percent for the three months ended September 30, 2002 and 2001, respectively.

Research and development. Research and development expenses were $1.3 million for the three months ended September 30, 2002, compared to $2.3 million in the same period in 2001. The decrease was primarily due to an increase in the capitalization of payroll costs associated with software development efforts in 2002, which include internal-use systems and external-use systems, such as PegasusCentral. Research and development expenses as a percentage of revenues were 3 percent and 5 percent, for the three months ended September 30, 2002 and 2001, respectively.

General and administrative expenses. General and administrative expenses were $5.1 million for the three months ended September 30, 2002, compared to $5.4 million for the same period in 2001. General and administrative expenses as a percentage of revenues were 11 percent and 12 percent for the three months ended September 30, 2002 and 2001, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $4.6 million for the three months ended September 30, 2002, compared to $4.9 million for the same period in 2001. Marketing and promotion expenses as a percentage of revenues were 10 percent and 11 percent for the three months ended September 30, 2002 and 2001, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $12.1 million for the three months ended September 30, 2002, compared to $16.3 million for the same period in 2001. The decrease was due to Pegasus' adoption of FAS 142 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements), which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. For the three months ended September 30, 2001, goodwill and workforce-in-place amortization was $5.9 million.

Restructure costs. During the three months ended September 30, 2001, Pegasus incurred $6.3 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas. As part of the reorganization plan, Pegasus has eliminated approximately 15 percent of its workforce determined to be duplicative, which has resulted from consolidating certain facilities and functions.

Interest income, net. Net interest income was $360,000 for the three months ended September 30, 2002, compared to $362,000 for the same period in 2001.

Equity in loss of investee. During the three months ended September 30, 2001, Pegasus incurred an expense of $179,000, representing its share of GETS' net losses and amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS, prior to the acquisition of the remaining 80 percent on September 1, 2001.

Income tax expense (benefit). Pegasus recorded income tax expense of $694,000, representing an effective tax rate of 51 percent, for the three months ended September 30, 2002, compared to an income tax benefit of $3.8 million, representing an effective tax rate of 26 percent, for the three months ended September 30, 2001. The effective tax rate for the three months ended September 30, 2002 differed from the statutory rate of 35 percent, primarily due to small non-deductible expenses and adjustments to 2001 tax provision entries to reflect actual amounts reported on the 2001 income tax returns, partially offset by the beneficial tax rate differential of certain foreign earnings. The effective tax rate for the three months ended September 30, 2001 differed from the statutory rate of 35 percent, primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

Nine  Months  Ended  September  30,  2002  and  2001

Net Revenues. Overall, year-over-year revenue comparisons are impacted by the events of September 11, 2001, which had a direct and immediate negative impact in 2001 and continues to have a lingering negative effect on the general economy and hospitality industry during the current year. Net revenues for the nine months ended September 30, 2002 were $135.9 million, compared to $141.1 million for the same period in 2001. Net revenues for 2002 included a one-time $3.5 million termination fee received from a customer following the termination of their contract in March 2002. Excluding the results of businesses sold or discontinued, and the termination fee described above, net revenues decreased approximately $1.7 million, or 1 percent. The decrease in revenue was primarily due to a decrease in transaction revenues following the early termination of the customer contract noted above and the continued low demand for business travel as a by-product of the sluggish economy and terrorism threats.

Changes in Pegasus' business are described in detail in the paragraphs that follow the presentation of revenues below (amounts in thousands):


                                                                Nine months ended
                                                                  September 30,

                                                                  2002      2001
Technology:
   Reservation Services                                        $ 59,120  $ 56,808
   Financial Services                                            22,594    22,158
   Property Systems & Services                                    5,016     2,643
   Business Intelligence                                              -       258
   Total technology                                              86,730    81,867
                                                               --------  --------

   Technology continuing operations (1)                          83,195    81,609

Hospitality:
   Utell                                                         49,176    52,505
   Golden Tulip                                                       -     6,730
   Total hospitality                                             49,176    59,235

   Hospitality continuing operations                             49,176    52,505

Total revenue                                                  $135,906  $141,102
                                                               --------  --------

Total continuing operations (1)                                $132,371  $134,114
                                                               --------  --------


(1) Excludes the one-time $3.5 million termination fee recognized in March 2002



Revenues for our technology segment increased $4.9 million, or 6 percent, to $86.7 million for the nine months ended September 30, 2002, compared to $81.9 million for the same period in 2001.

Reservation Services revenues increased $2.3 million or 4 percent, to $59.1 million for the nine months ended September 30, 2002, compared to $56.8 million for the same period in 2001. Excluding the impact of the one-time termination fee noted above, reservation service revenues decreased primarily due to the March 2002 termination of a client whose revenue has not yet been fully replaced by new customers.

Financial Services revenues increased $436,000, or 2 percent, to $22.6 million for the nine months ended September 30, 2002, compared to $22.2 million for the same period in 2001. The increase in revenue was primarily attributable to increases in the average travel agent fee and member transaction volume as a result of new travel agency locations added to the customer base, offset by declines in hotels' average daily room rates.

Property Systems and Services generated revenues of $5 million for the nine months ended September 30, 2002, compared to $2.6 million for the same period in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $1.8 million in revenue during the nine months ended September 30, 2002. The remainder of the increase was due to revenue generated by PegasusCentral installations.

Excluding Golden Tulip, revenues for our hospitality segment decreased $3.3 million, or 6 percent, to $49.2 million for the nine months ended September 30, 2002, compared to $52.5 million for the same period in 2001. The decrease in revenue was the result of a decrease in reservation fees, caused primarily by the continuing negative impact of September 11, 2001, and the decrease in the number of hotels Utell represents. The decrease was also the result of a strategic initiative to upgrade Utell's hotel portfolio with a focus on maximizing revenue and margins on a per-hotel basis.

Cost of services. Cost of services was $67.2 million for the nine months ended September 30, 2002, compared to $75.8 million for the same period in 2001. The decrease was primarily due to the results of the cost reduction measures enacted during the third quarter 2001 restructuring, consisting primarily of a reduction in personnel and facilities, and the absence of costs related to the Golden Tulip brand. Cost of services as a percentage of revenues were 49 percent and 54 percent for the nine months ended September 30, 2002 and 2001, respectively.

Research and development. For the nine months ended September 30, 2002, research and development expenses were $4.6 million compared to $5.9 million in the same period in 2001. The decrease is primarily due to an increase in the capitalization of payroll costs associated with software development efforts in 2002, which include internal-use systems and external-use systems, such as PegasusCentral.

General and administrative expenses. General and administrative expenses were $17.7 million for the nine months ended September 30, 2002, compared to $19.5 million for the same period in 2001. General and administrative expenses decreased primarily due to the absence of significant professional fees that were incurred in 2001 with the implementation of our enterprise-wide accounting and information system and consulting related to the 2001 restructuring. Additional reductions were realized as the result of the cost reduction measures enacted during the third quarter 2001 restructuring. General and administrative expenses as a percentage of revenues were 13 percent and 14 percent for the nine months ended September 30, 2002 and 2001, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $13.6 million for the nine months ended September 30, 2002, compared to $17.3 million for the same period in 2001. Marketing and promotion expenses decreased primarily due to the absence of costs related to the Golden Tulip brand incurred during 2001. Marketing and promotion expenses as a percentage of revenues were 10 percent and 12 percent for the nine months ended September 30, 2002 and 2001, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $36.5 million for the nine months ended September 30, 2002, compared to $49.2 million for the same period in 2001. The decrease was primarily due to Pegasus' adoption of FAS 142 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements), which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. For the nine months ended September 30, 2001, goodwill and workforce-in-place amortization was $17.9 million.

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

Interest income, net. Net interest income was $917,000 for the nine months ended September 30, 2002, compared to $575,000 for the same period in 2001. The net change was primarily due to a reduction in interest expense in 2002, because of the repayment of the $20 million note to Reed Elsevier plc on June 15, 2001.

Equity in loss of investee. During the nine months ended September 30, 2001, Pegasus incurred an expense of $634,000, representing its share of GETS' net losses and amortization expense for the excess cost over net assets acquired for our 20 percent investment in GETS, prior to acquiring the remaining 80 percent on September 1, 2001.

Gain on sale of business units. In January 2001, Pegasus sold its Summit Hotels and Resorts and Sterling Hotels and Resorts brand business to IndeCorp Corporation for approximately $12.0 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles. During the nine months ended September 30, 2001, Pegasus recognized a gain of $78,000 related to these two transactions.

Income tax expense (benefit). Pegasus recorded an income tax benefit of $1.1 million, representing an effective tax rate of 36 percent, for the nine months ended September 30, 2002, compared to an income tax benefit of $7.4 million, representing an effective tax rate of 22 percent, for the nine months ended September 30, 2001. The effective tax rate for the nine months ended September 30, 2002 differed from the statutory rate of 35 percent, primarily due to small non-deductible expenses, adjustments to 2001 tax provision entries to reflect actual amounts reported on the 2001 income tax returns, partially offset by the beneficial tax rate differential of certain foreign earnings. The effective tax rate for the nine months ended September 30, 2001 differed from the statutory rate of 35 percent, primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.


LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of liquidity at September 30, 2002 included cash and cash equivalents of $25.9 million, short-term investments of $1.0 million and an unused revolving credit facility of $30.0 million. Pegasus' principal sources of liquidity at December 31, 2001 included cash and cash equivalents of $13.4 million, short-term investments of $9.2 million and an unused revolving credit facility of $30.0 million.

Effective March 31, 2002, Pegasus amended and extended its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank
(Texas) through March 31, 2004. The credit facility has an interest rate of LIBOR plus 2 percent. There was no amount outstanding under the credit facility at September 30, 2002 or December 31, 2001.

Pegasus has entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million related to the leases for its new Dallas and Phoenix offices. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

Pegasus had working capital of $15.7 million at September 30, 2002, compared to a working capital deficit of $5.5 million at December 31, 2001. Working capital increased primarily as a result of cash flows generated from operating activities and was somewhat offset by capital expenditures. Net cash provided by operating activities increased to $31.2 million for the nine months ending September 30, 2002, from $27.1 million for the same period in 2001. This increase was primarily due to the third quarter 2001 restructuring, which reduced headcount by approximately 15 percent, and a continued focus on cost containment.

Pegasus has satisfied its cash requirements for investing activities primarily through cash generated from operations. Capital expenditures consisted of purchases of software, furniture and computer equipment as well as internally developed software costs and amounted to $25.3 million for the nine months ended September 30, 2002 compared to $11.4 million for the same period in 2001. The increase was primarily due to furniture, equipment and leasehold improvements for our new Dallas and Phoenix offices as well as costs associated with our new data center in Phoenix, and an increase in capitalized software development. Through September 30, 2002, capital expenditures include funded tenant improvement allowances totaling approximately $2.7 million, which represent improvements that we were reimbursed for by the lessor.

Pegasus expects to incur continued capital expenditures through the end of 2002 to add capacity to existing systems and continued software development and for the Phoenix office move. Operating leases continue to be the only off-balance sheet financing arrangements Pegasus engages in.

On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of Pegasus' common stock. During the nine months ended September 30, 2002, 84,000 shares were repurchased for an aggregate purchase price of $1.2 million. At September 30, 2002, cumulative repurchases of common stock under board approved plans totaled approximately 526,000 shares at an aggregate purchase price of $4.5 million. Through November 13, 2002, we have repurchased an additional 308,000 shares at an aggregate purchase price of $3.2 million. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

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

Pegasus believes its cash flows from operations, together with funds available from debt financing and the sale of common stock will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.


RECENTLY  ISSUED  ACCOUNTING  STANDARD

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or FAS 146. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of FAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002.

Item  4.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this report, Pegasus carried out an evaluation, under the supervision and with the participation of Pegasus' management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pegasus' disclosure controls and procedures. Based upon that evaluation, Pegasus' Chief Executive Officer and Chief Financial Officer concluded that Pegasus' disclosure controls and procedures, as defined in Rules 13(a) - 14(c) and 15(d) - 14(c) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in Pegasus' periodic Securities and Exchange Commission reports.

(b) Changes in internal controls. There have been no significant changes in Pegasus' internal controls or in other factors that could significantly affect these controls subsequent to the date Pegasus carried out its evaluation.

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

b)  Reports  on  Form  8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.


                                   November 14, 2002      /s/ JOHN F. DAVIS, III
                                                             John F. Davis, III,
                                                           ---------------------
                                                              Chairman and Chief
                                                               Executive Officer




                            November 14, 2002                 /s/ SUSAN K. COLE
                                                                 Susan K. Cole,
                                                          ---------------------
                                                       Executive Vice President
                                                    and Chief Financial Officer
                                                 (principal accounting officer)

                             PEGASUS SOLUTIONS, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002
I,  John  F.  Davis,  III,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002
/s/  JOHN  F.  DAVIS,  III                _
-------------------------------------------
John  F.  Davis,  III
Chairman  and  Chief  Executive  Officer

                             PEGASUS SOLUTIONS, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002
I,  Susan  K.  Cole,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002
/s/  SUSAN  K.  COLE                _
-------------------------------------
Susan  K.  Cole
Executive  Vice  President  and  Chief  Financial  Officer

EXHIBIT  INDEX


Exhibit  Number          Description
---------------          -----------

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


              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, John F. Davis, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  November 14, 2002      /s/ JOHN F. DAVIS, III
                                                            John F. Davis, III,
                                                          ---------------------
                                                             Chairman and Chief
                                                              Executive Officer



Exhibit  99.2


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan K. Cole, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           November 14, 2002                 /s/ SUSAN K. COLE
                                                                Susan K. Cole,
                                                            ------------------
                                                      Executive Vice President
                                                   and Chief Financial Officer
                                                (principal accounting officer)