Form 10-K
period 2002-12-31
PEGASUS SOLUTIONS INC
filed 2003-03-18
CIK 1040261

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

                                       CAMPBELL CENTER ONE,
                                  8350 NORTH CENTRAL EXPRESSWAY,
                                            SUITE 1900
                                       DALLAS, TEXAS 75206
            DELAWARE             (Address of principal executive             75-2605174
(State or other jurisdiction of               office                      (I.R.S. Employer
 incorporation or organization)        including zip code)              Identification No.)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 234-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                  RIGHTS TO PURCHASE SERIES A PREFERRED STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on June 28, 2002, based on the closing price for the registrant's common stock on such date as reported on the NASDAQ National Market was $432,088,037.

     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 11, 2003 was 24,750,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of our definitive proxy statement for the 2003 annual meeting of stockholders to be held on May 6, 2003 are incorporated by reference into Part III of this Form 10-K. We disclaim incorporation by reference of information contained on any Internet site.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

OVERVIEW

     Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hospitality industry. Our customers and distribution channels include:

     - Tens of thousands of travel agency locations around the world, including the 10 largest U.S.-based travel agencies based on revenues;

     - More than 48,000 hotel properties around the globe, including the 50 largest hotel brands in the world based on total number of guest rooms; and

     - Thousands of Web sites that have their hotel reservations "Powered by Pegasus"(TM).

     We are organized into two business segments -- technology and hospitality. Our technology segment provides central reservation system, or CRS, electronic distribution, travel agent commission processing and property management systems, or PMS, to the global hotel industry. Our hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services include marketing programs, sales representation, a voice reservation network with local language capabilities in 41 countries, and distribution through all global distribution systems, or GDSs, and a proprietary Internet booking site, www.Utell.com, with thousands of linked third-party Internet sites. For the year ended December 31, 2002, approximately 64 percent and 36 percent of our consolidated service revenues were derived from the technology and hospitality segments, respectively.

     On February 4, 2003, we announced a strategic reorganization to integrate our technology and hospitality segments into one operating unit. The single operating unit will have integrated support functions including consolidated sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continues our existing strategy of better aligning our businesses with our customer needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. This plan, which is expected to take approximately six months to substantially complete, includes the elimination of redundant positions and the consolidation of some facilities. Beginning in 2004, the estimated annual cost savings from the integration are expected to range from $9 million to $11 million.

STRATEGY

     Our goal is to be the leading provider of transaction processing services and technology solutions in hotel room distribution and to be the leading provider of hotel representation and marketing services to independent hotels and small hotel chains. We believe our central role as a service provider to the hospitality industry positions us well to achieve this goal. Key elements of our strategy include the following:

     - Develop Leading Technologies. We strive to develop new technologies, services and solutions to meet the changing needs of our current and prospective customers. Our web-based PMS PegasusCentral(TM) offers a comprehensive suite of hotel management, reservation processing and customer relationship management tools. This technology is currently operating in limited-service hotels, and we continue development efforts to expand its functionality, including a European offering. We also developed PegsPay, an ASP-based service that provides new merchant model payment services to travel distributors.

     - Maintain World Class Operations. Pegasus is committed to providing world class technology solutions to its customers. As part of this commitment, Pegasus invested in significant enhancements to its data center in Scottsdale, Arizona during 2002. These enhancements include multiple levels of redundancy for all of our mission critical systems as well as backup for both electrical and communication services.

     - Expand Hotel Room Distribution Channels. We intend to expand our hotel information database and increase the number of distribution channels providing hotel room reservation services for individual travelers over the Internet, for convention and other large meeting organizers and for corporate travel departments. We also expect to further expand the use of our online distribution service by third-party Web sites such as Expedia.com, Orbitz.com and Travelweb.com. Our goal is to create recurring transaction fee revenue opportunities through virtually all of the distribution channels through which electronic hotel room reservations occur.

     - Build Strategic Alliances and Pursue Acquisition Opportunities. To enhance the functionality and market presence of our services, we seek to build strategic alliances with other participants in the hotel industry, including those providing information technology services and travel-related Internet-based services. We believe that these relationships increase brand recognition of our services and help to expand our customer base. We may also seek to acquire assets, technology and businesses that provide complementary services to our existing customers or access to other new travel related markets and customers.

     - Expand Our Revenue Base. We intend to expand our revenue base domestically and internationally by adding customers and by cross-selling new and existing services to our current and future customers. New services such as PegasusCentral and PegsPay will provide us with opportunities to sell new services to existing customers. Additionally, we can increase our revenue base by bundling our services to provide comprehensive solutions for both new and existing customers.

     - Grow Hotel Representation Business. We plan to increase the number of reservations made on behalf of existing customers by focusing on travel agency relationships. Through initiatives such as automating the commission payment process, classifying hotels to facilitate the selection process and offering inventory to key gateway locations, we hope to entice travel agents to make more reservations at Utell member hotels. We also plan to strategically add new hotels to our Utell portfolio to better align room rates offered with demand.

SERVICES

     Throughout the year 2002, Pegasus was organized into two business segments -- technology and hospitality. See Note 16 to the Consolidated Financial Statements for financial information by segment and geographic location.

  TECHNOLOGY

     Our technology segment provides hotel room reservation services, travel agent commission processing and PMS services to the global hotel industry. Reservation Services includes the travel agency GDS, Internet distribution and CRS services.

     Reservation Services. We were formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the GDSs that travel agents use to book airline reservations. Our electronic distribution service supports a variety of distribution channels including the following:

     - GDS connectivity -- Our electronic distribution service is linked to the four major GDSs and therefore connects our hotel customers to travel agents around the world.

     - Third-party Internet sites -- We provide travel-related Internet sites access to our hotel information database containing more than 45,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, HotWire.com, Lastminute.com, Amadeus' e-Travel, Continental.com, Orbitz.com, Travelweb.com and our own Utell.com.

     - Hotel Internet sites -- Our NetBooker(TM) service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

     Our CRS is provided on an application service provider, or ASP, basis to approximately 8,000 hotel properties, representing over 2.1 million hotel rooms worldwide. During 2002, we processed approximately 30 million hotel bookings through our CRS. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing 13,000 properties.

     Our CRS service provides hotel customers with a license for our RezView(TM) CRS software, as well as the hardware and facilities necessary to process reservations. Our CRS service also includes the following support and outsourcing services:

     - System administration

     - Database administration

     - Electronic distribution channel management

     - Telecommunications management

     - Private-label voice reservation services

     Financial Services. Financial Services provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies in more than 200 countries. Key services include commission processing, commission reconciliation and tracking for member agencies, global commission solutions for participating hotels and PegsPay, our payment processing service targeted at travel distributors. More information on PegsPay is provided below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $486 million in hotel commissions in 2002.

     Property Systems and Services. PegasusCentral is our Internet-based PMS service. Six Continents Hotels, Inc. has named it as one of two preferred PMS standards for its 2,500-plus Holiday Inn and Holiday Inn Express properties. Traditionally, hotel CRSs and PMSs had separate databases that communicated only intermittently, often resulting in unbalanced inventories. With PegasusCentral, when a hotel reservation is made from a central reservations office, via the Internet, or at the property, only one database is accessed. This centralized inventory stores all pertinent information for both the central reservation and property management functions and provides consistent, real-time access to rates, availability and other detailed property information. PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions, including:

     - Enhanced property management

     - Multi-property central reservations

     - Customer relationship management

     - Sales and catering

     - Point-of-sale

     - Back-office modules such as receivables, payables and purchasing

     Particularly in today's economic climate, hotel companies can realize the benefits of PegasusCentral through the following:

     - Reduced capital equipment expenditures -- Other PMS services typically require significant capital expenditures. Because PegasusCentral is Internet-based, hotel properties will incur only the cost of a computer with Internet access to operate this system. Centrally hosted hardware and data services are located at Pegasus' data center, providing secure central storage for applications and data.

     - Reduced employee training costs -- PegasusCentral's Internet-based technology is easy to use, offering convenient pull-down menus, substantially reducing the customer's learning curve. In addition, users can take advantage of interactive online training modules.

     - Reduced IT staffing costs -- PegasusCentral performs system upgrades from a centralized facility resulting in instant product rollouts to all locations. This reduces the need for on-site technical experts and eliminates long rollout schedules and complex system upgrades.

     - Available per-transaction pricing -- With available per-transaction pricing, hotels pay transaction fees only as their rooms are occupied, better aligning technology costs with room revenues.

     In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc., or REZ, and Global Enterprise Technology Solutions, LLC, or GETS. Revenues for 2002 consisted of maintenance and support fees related to these acquired PMS software solutions, as well as revenues from our PegasusCentral service.

  HOSPITALITY

     Our hospitality segment includes hotel representation, marketing and financial services offered under the Utell brand. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our hotel representation service and use our systems and infrastructure to market and make reservations for their rooms. Hotels typically utilize our hotel representation service for the following reasons:

     - To achieve a cost-effective presence in the primary electronic distribution channels -- GDSs and the Internet.

     - To obtain a global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.

     - To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.

     - To benefit from worldwide sales and marketing support.

     Utell is the oldest, largest and most diverse hotel representation company in the world providing hotel sales, marketing, voice reservation and GDS and Internet services for over 4,500 hotels in 147 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities, and provides both a GDS and an Internet presence for member hotels.

     In addition, Utell offers two financial services, Paytell and TravelCom. In some international markets, it is customary for travelers to prepay for hotel rooms and other travel arrangements. Paytell is a service that allows travelers to prepay reservations, with Pegasus remitting amounts to hotels when the guest stay occurs. TravelCom is our Internet-based proprietary system that allows member hotels to expedite commission payments to travel agents.

  OTHER SERVICES

     Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base, and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

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

     Pegasus' electronic distribution service supports a variety of distribution channels, each with its own competition. For example:

     - GDS connectivity -- Our GDS connectivity service competes primarily with WizCom International, Ltd. Customers may change their electronic reservation interface to WizCom or to another similar service. Also, some hotels have established a direct connection to one or more GDSs rather than through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass our intermediary position and eliminate the need to pay our fees.

     - Third-party and hotel Web sites -- Our online distribution services face competition in the online hotel room reservation business from current competitors as well as potential new entrants, including other Web sites. Several competitors have Web-based reservation services offering a more comprehensive range of travel opportunities than we do, such as air, car rental and vacation packages. These competitors include Hotels.com, Travelocity.com, Orbitz.com and Expedia.com. Other potential competitors are Web site development companies that could develop an interface directly between a hotel's property system and a travel Web site, or an interface between a hotel company's CRS and a travel Web site. The cost of entry into the Internet hotel room reservation business is relatively low.

     Financial Services. Our commission processing service faces competition principally from Perot Systems, Inc. In addition, hotels that are current or prospective customers of Pegasus Financial Services can decide to process commission payments on their own, or in competition with our commission processing service. Our new PegsPay service competes with credit card processors.

     Property Systems and Services. Our PMS business competes with hotel companies that sell their own PMSs and third parties that provide PMSs. Our primary PMS competitors include MICROS Systems, Inc., Hotel Information Systems, AremisSoft Hospitality and Ramesys Hospitality.

  HOSPITALITY

     Our hotel representation services compete with hotel groups, franchisers, consortia, reservation companies and other travel or hotel representation companies. Utell's principal competitors are Lexington Services Corporation, VIP International Corporation, SHS-WorldHotels, Supranational Hotels, SynXis Corporation, Unirez, Inc. and Sceptre Hospitality Resources.

SEASONALITY

     Our business, particularly our hotel representation business, is sensitive to seasonal changes in the demand for hotel rooms. The demand for business and leisure travel is typically lower in the first and fourth quarters of the year; therefore, these quarters have historically generated lower revenue than the second and third quarters. Because the majority of our operating expenses are fixed, fluctuations in revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

INTERNATIONAL OPERATIONS

     We derive approximately 40 percent of our revenue from customers located outside the United States, particularly in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues and expenses. More information regarding specific risks associated with our foreign operations and our exposure to movements in foreign currency exchange rates is available under the heading "Risk Factors" and Item 7A of this annual report "Quantitative and Qualitative Disclosures about Market Risk."

INTELLECTUAL PROPERTY

     We are continually developing new technology and enhancing existing proprietary technology. We do not currently have any registered patents. However, we are pursuing patent protection with respect to two matters. We primarily rely on a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

RESEARCH AND DEVELOPMENT

     Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. Our total research and development expense was $5.8 million, $7.8 million and $16.0 million for 2002, 2001 and 2000, respectively. Research and development expenses for 2000 included an $8.0 million write-off of purchased in-process research and development related to the acquisition of REZ. The decrease in research and development expenses in 2002 is primarily due to the increase in capitalized payroll costs associated with software development efforts, such as PegasusCentral.

EMPLOYEES

     At February 28, 2003, we had 1,389 employees, 929 of which are located in the United States. We had 317 persons performing information technology functions, 851 persons performing sales and marketing, customer relations and business development functions and the remainder performing corporate, finance and administrative functions. The number of employees will decrease as a result of our recently announced strategic reorganization. We have no unionized employees. We believe that our employee relations are satisfactory.

AVAILABLE INFORMATION

     Our Internet address is www.pegs.com. Select Company SEC reports are available free of charge on our website as soon as reasonably practicable after electronic filing or furnishing with the SEC. Our code of ethics, amendments thereto and waivers thereof will be published and maintained on our Web site. Once published, any waiver will be posted for at least twelve months after it is granted.

RISK FACTORS

RISKS RELATED TO OUR INDUSTRY:

  TERRORIST ATTACKS AND THE CONTINUING THREAT OF TERRORISM MAY ADVERSELY AFFECT OUR STOCK PRICE, OPERATIONS AND FINANCIAL PERFORMANCE.

     Recent terrorist attacks, the continued threat of terrorism and retaliations for such acts have and may continue to adversely affect the travel industry. These events have caused business and leisure travel to be curtailed, thus reducing the demand for hotel rooms and resulting in a decline in the number of hotel reservations and the average daily rate for hotel rooms. Any reduction in the number of hotel reservations or the average daily rate adversely affects our financial performance. The duration or extent of these events is uncertain but their continued existence is likely to have a material adverse effect on our operations, financial performance and stock price.

  THE PROSPECT OF WAR WITH IRAQ OR ANOTHER COUNTRY IS LIKELY TO ADVERSELY AFFECT OUR STOCK PRICE, OPERATIONS AND FINANCIAL PERFORMANCE.

     The prospect of war with Iraq or another country or the actual occurrence of war is likely to have a dampening effect on the economy in general and the travel industry in particular. More specifically, the threat of war curtails both business and leisure travel. If a war does occur, the adverse effect on the travel industry will likely increase. These circumstances reduce demand for hotel rooms, thus resulting in a decline in the number of hotel room reservations and the average daily rate. Any reduction in the number of hotel reservations or the average daily rate adversely affects our financial performance. The duration or extent of these events is uncertain but their continued existence is likely to have a material adverse effect on our operations, financial performance and stock price.

  AS NEARLY ALL OF OUR REVENUES ARE DERIVED FROM THE HOTEL INDUSTRY, A DOWNTURN IN THE HOTEL INDUSTRY WOULD LIKELY ADVERSELY AFFECT OUR BUSINESS.

     Nearly all of our revenues are directly or indirectly dependent on the hotel industry, which is highly sensitive to any change in the economic conditions affecting business and leisure travel as well as the matters addressed in the preceding risk factors. The hotel industry is susceptible to rapid and unexpected downturns, as experienced after the events of September 11, 2001. In the event of any further downturn in the hotel industry, we would likely experience significantly reduced revenues, as the use of our services and the demand for our future services and solutions would decline. Any downturn in the hotel industry or any reduction in the demand for hotel rooms and travel generally, would negatively impact our business, operating results and financial condition. Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

     - General economic conditions including recession, inflation and currency fluctuations

     - Political instability

     - Regional hostilities

     - Regional health issues

     - Gasoline and aviation fuel price escalation

     - Labor strikes

     - Instability in the airline industry

     We may experience substantial period-to-period fluctuations in our results of operations as a consequence of these factors and others and the general economic conditions affecting the demand for hotel rooms and travel.

  REDUCTIONS IN ROOM RATES AND HOTEL COMMISSION PAYMENTS WOULD REDUCE OUR REVENUES AND NET INCOME.

     Pegasus Financial Services, which includes our commission processing service, derives revenues based on the dollar value of travel agency commissions paid by hotels. The dollar value of these commissions is based on the number of reservations, the length of stay and the room rate. Approximately 17 percent of our service revenue in 2002 was attributable to Pegasus Financial Services. If there is any decline in average daily room rates, change in the commission payment process, reduction in the amount of commissions paid to travel agencies or any increase in the direct distribution of rooms by hotels, our revenues and net income could substantially decrease. Hotels typically are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10 percent, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. Hotels increasingly utilize other direct distribution channels, like the Internet, or offering negotiated rates to major corporate customers that are non-commissionable to travel agencies. Reductions in room rates as well as efforts to reduce hotel reservation commissions could adversely affect our business, operating results and financial condition.

  CONSOLIDATION IN THE HOTEL INDUSTRY AND ELECTRONIC RESERVATIONS INDUSTRY COULD RESULT IN REDUCED REVENUES.

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

RISKS RELATED TO THE COMPANY:

  LOSS OF OUR ARRANGEMENTS WITH KEY CUSTOMERS AND THIRD-PARTY SERVICE ARRANGEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is dependent upon our customer arrangements with hotel chains, independent hotels, hotel representation firms, travel management companies, travel agencies, travel agency consortia, global distribution systems, travel-related Web sites and Internet-based information and reservation systems. In the future, our customers may elect to perform certain functions themselves, may circumvent our services, may select the services of competing companies or we may otherwise be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources.

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

  UNEXPECTED COSTS AND BUSINESS INTERRUPTIONS MAY IMPACT THE EXPECTED BENEFITS AND COST SAVINGS OF OUR RECENTLY ANNOUNCED RESTRUCTURING AND MAY ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL PERFORMANCE.

     We recently announced a strategic reorganization plan designed to operate our business in the most cost efficient manner. To do so may require significant management attention and financial resources, possibly impacting our existing operations. Additionally, even if we are able to realize the cost savings and other benefits expected from the restructuring, we may have other unexpected expenses which may adversely effect our financial performance.

  IF WE DO NOT DEVELOP NEW TECHNOLOGIES AND SERVICES THAT MEET THE CHANGING NEEDS OF PARTICIPANTS IN THE HOTEL INDUSTRY OR THE NEW TECHNOLOGIES AND SERVICES WE DEVELOP ARE NOT UTILIZED, WE MAY BE UNABLE TO COMPETE EFFECTIVELY AND OUR CONTINUING OPERATIONS MAY BE ADVERSELY AFFECTED.

     Our future success depends on our ability to develop leading technologies, enhance our existing services and develop and introduce new services. In particular, our technologies and services must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services. We may also experience difficulties that could delay or prevent the successful development or introduction of these services. It is also possible that a new service, while achieving a technological success, may fail to be accepted and utilized by prospective customers. If we are unable to develop and introduce new services or enhance existing services on a timely and cost-effective basis or if new services do not achieve market acceptance, it could adversely affect our ability to compete in the marketplace and negatively affect our business, operating results and financial condition.

  OUR COMPUTER SYSTEMS AND DATABASES MAY SUFFER SYSTEM FAILURES, BUSINESS INTERRUPTIONS OR SECURITY BREACHES THAT COULD IMPEDE OUR ABILITY TO SERVICE OUR CUSTOMERS AND COULD NEGATIVELY IMPACT OUR BUSINESS.

     Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. A significant amount of our computer equipment is located in Scottsdale and Phoenix, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Our infrastructure may also fail to provide consistent dependable service as a result of circumstances both in and out of our control. Any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations could adversely affect our business, operating results and financial condition.

  IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN DELIVERING SERVICES AND SOLUTIONS TO THE HOTEL INDUSTRY, WE MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICES OF OUR SERVICES.

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

  WE MAY NOT HAVE THE RESOURCES TO MANAGE EFFECTIVELY OUR GROWTH, AND OUR LIMITED EXPERIENCE IN MANAGING AND INTEGRATING ORGANIZATIONS MAY CAUSE FUTURE ACQUISITIONS OR JOINT VENTURES TO DISRUPT OUR OPERATIONS AND IMPEDE OUR OPERATING RESULTS.

     Our potential future growth may place significant demands on management as well as on our administrative, operational and financial resources. Expanding our business to take advantage of new market opportunities will require significant management attention and financial resources, possibly adversely impacting our existing operations.

     In addition, we regularly evaluate acquisition and joint venture opportunities and in the future may make acquisitions of other companies or technologies or enter into joint ventures, which will involve many risks including:

     - Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations

     - Diversion of management's attention from other business concerns

     - Issuance of dilutive equity securities and the incurrence of debt or contingent liabilities

     - Large write-offs and amortization expense related to identifiable intangible assets

     - Loss of key employees of acquired organizations

     - Risks of entering markets in which we have no or limited prior experience

     - Payments of cash and the assumption of liabilities of other businesses

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

  OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES, INFORMATION PRIVACY LAWS AND FOREIGN BUSINESS PRACTICES, WHICH COULD REDUCE OUR REVENUES, INCREASE OUR COST OF DOING BUSINESS AND ERODE OUR PROFIT MARGINS.

     We derive approximately 40 percent of our revenue from customers located outside the United States, primarily in Europe. If the value of foreign currencies relative to the U.S. Dollar decreases, our revenues translate to a lower U.S. Dollar amount.

     Our international operations are also subject to other risks, including:

     - Impact of possible adverse political and economic conditions

     - Potentially adverse tax consequences

     - Impact of the policies of the United States and foreign governments on foreign trade

     - Compliance with information privacy laws and related enforcement actions

     - Reduced protection for intellectual property rights in some countries

     - Changes in regulatory requirements

     - Cost of adapting our services to foreign markets

     - High costs associated with office closures and personnel reductions

     If we do not realize our expected results from international operations or if the value of foreign currencies decrease relative to the U.S. Dollar, our business, operating results and financial condition would be adversely affected.

  WE ARE EXPOSED TO CREDIT RISK FROM HOTELS, TRAVEL-RELATED WEB SITES AND OTHER CUSTOMERS.

     Many of our customers are independent hotels, travel-related Web sites and other travel industry participants that are particularly exposed to any downturn in the economy and other factors that adversely impact the hotel industry. Some of these customers may have inadequate financial strength to make current payments to us or remain as going concerns. In some instances we may be unable to collect payments from these customers or we may extend credit to them in the form of unsecured promissory notes or otherwise. Even though we have policies in place to reduce our exposure to credit risk and have not experienced any degradation in overall collectibility of accounts receivable, our inability to collect payments from these customers in the future could result in a material adverse effect on our business, operating results and financial condition.

  WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR PREVENT THEIR UNAUTHORIZED USE, WHICH COULD DIVERT OUR FINANCIAL RESOURCES AND HARM OUR BUSINESS.

     Our success depends upon our proprietary technology and other intellectual property rights. We currently rely upon a combination of trademark, patents, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology and other intellectual property. Despite our current efforts to protect our proprietary rights, these protective measures may not be enforceable or adequate to prevent misappropriation or infringement of our technology. In addition, we may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result in substantial cost and diversion of management resources. A successful claim against us could effectively block our ability to use or license our technology and other intellectual property in the United States or abroad. If we cannot adequately protect our proprietary rights, it could adversely affect our competitive edge in the marketplace and consequently our business, operating results and financial condition.

  OUR SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL.

     Our success depends on the continued service of our executive officers and other key personnel. Even though we currently have "key-man" insurance covering some of our executives, this insurance amount may not adequately compensate us for the loss of their services. We cannot guarantee that we will be able to successfully identify, attract, motivate and retain other highly skilled personnel in a timely and effective manner. Our failure to retain our officers and key personnel or to recruit new personnel could adversely affect our business, operating results and financial condition.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD FORCE US TO CHANGE OUR OPERATIONS.

     Our primary customers are hotel chains, independent hotels, hotel representation firms and travel agencies. We also participate in a venture with five large hotel industry participants. As a result of these relationships, any federal, state or foreign governmental authorities, competitors or consumers could raise anti-competitive concerns regarding our relationship with our customers or otherwise. Any such action or similar allegations by third parties could have a material adverse effect on our business, operating results and financial condition.

  OUR MINORITY INTEREST INVESTMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have in the past and may in the future make strategic investments in other companies and ventures. In doing so, we may have little or no control over the success of the company or venture. There can be no assurance of the success of any such investment.

  WE HAVE DETERRENTS THAT MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING CONTROL OF PEGASUS, AND SUCH DETERRENTS MAY PREVENT AN ACQUISITION OF PEGASUS THAT MAY BE IN YOUR BEST INTEREST.

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

  LITIGATION OR OTHER PROCEEDINGS COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT OUR MANAGEMENT'S TIME AND ATTENTION.

     From time to time, Pegasus is involved in legal and other regulatory proceedings. Pegasus intends to defend its rights vigorously during any of these proceedings. Regardless of the merits of any issues raised in any of these proceedings, our involvement could result in substantial costs and divert management's time and attention from our business, which could adversely affect our business, financial condition and results of operations.

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

     - In the United States, companies are required to qualify as foreign corporations in states where they are conducting business. As a company engaging in Internet-based commerce, it is unclear in which states we are actually doing business. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in those jurisdictions.

     Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could adversely affect our business, operating results and financial condition.

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO MANY FACTORS.

     Several factors have caused, and may in the future cause, our stock price to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

     - Acts of terrorism, retaliation for such acts and the prospect of war.

     - Actual or anticipated variations in our quarterly operating results.

     - Our ability to successfully develop, introduce and gain acceptance of new or enhanced products and services to the hotel industry on a timely basis.

     - Unexpected changes in demand for our services and solutions.

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

     - Unscheduled system downtime.

     In addition, the trading prices of hospitality and technology stocks in general have historically experienced extreme price and volume fluctuations. Any negative changes in the public's perception of the prospects of hospitality or electronic commerce companies or other broad market and industry factors could depress our stock price regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in a leased facility with approximately 81,000 square feet of space in Dallas, Texas. We also have regional hubs in Scottsdale, London and Singapore with approximately 125,000, 47,000 and 11,000 square feet of leased office space, respectively. In total, we have 20 offices in 11 countries, all of which are leased facilities. We believe that our existing facilities are well maintained and in good operating condition. We believe that our planned and existing facilities are adequate for our anticipated levels of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the NASDAQ National Market under the symbol "PEGS" since August 7, 1997. At March 11, 2003, there were approximately 385 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater.

     The following table shows the range of quarterly high and low sales prices for Pegasus' common stock.

                                                               HIGH     LOW
                                                              ------   ------
2002
Fourth quarter..............................................  $12.65   $ 8.89
Third quarter...............................................  $17.83   $10.30
Second quarter..............................................  $21.22   $12.99
First quarter...............................................  $19.30   $13.66
2001
Fourth quarter..............................................  $14.80   $ 8.25
Third quarter...............................................  $13.31   $ 7.67
Second quarter..............................................  $13.35   $ 7.53
First quarter...............................................  $12.56   $ 5.88
2000
Fourth quarter..............................................  $19.31   $ 5.81
Third quarter...............................................  $21.00   $ 9.94
Second quarter..............................................  $20.75   $10.50
First quarter...............................................  $40.67   $14.25

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

     On September 28, 1998, our board of directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on October 13, 1998. Each right entitles the registered holder to purchase from us one one-thousand five hundredth (1/1,500th) of a share of our Series A Preferred Stock for each share of our common stock held at a price of $60. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Pegasus are authorized for issuance. See Note 11 to the Consolidated Financial Statements for information regarding the material features of these plans.

                                                                                      NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                 BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        COMPENSATION PLANS(2)
                                 OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS(1)    WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
                                 -----------------------   --------------------   ----------------------------
                                     (IN THOUSANDS)                                      (IN THOUSANDS)
Plan Category                         (a)                       (b)                     (c)
Equity Compensation Plans
  Approved by Security
  Holders......................           4,370                   $12.88                      945
Equity Compensation Plans not
  Approved by Security
  Holders......................              --                       --                       --
                                          -----                                               ---
Total..........................           4,370                   $12.88                      945
                                          =====                                               ===

---------------

(1) The Company's stock option plan provides that the number of shares which may be awarded as options under the 2002 Plan will be replenished by an amount equal to 4 percent of the number of shares outstanding, as defined, the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2002 was approximately 29.4 million.

(2) Includes shares of common stock available for issuance under the Company's Employee Stock Purchase Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 2002 and 2001, and for the year ended December 31, 2000 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2000 and as of and for the years ended December 31, 1999 and 1998 are derived from Pegasus' financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

     The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Pegasus' consolidated financial statements and notes thereto.

     Revenues have been reclassified to conform to the current year presentation and to give effect to the adoption of the Emerging Issues Task Force, or EITF, Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." For more information on this reclassification, see Revenues in "Management's Discussion and Analysis of Financial Condition and Results of

Operations". Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142") we ceased to record goodwill amortization.

                                                          YEAR ENDED DECEMBER 31
                                       -------------------------------------------------------------
                                       2002(1),(2),(3)   2001(1),(2)   2000(1)      1999      1998
                                       ---------------   -----------   --------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Service revenues.....................     $178,769        $180,668     $162,199   $ 38,036   $29,064
Customer reimbursements..............       11,181          12,079       10,452        682       644
                                          --------        --------     --------   --------   -------
Total revenues.......................      189,950         192,747      172,651     38,718    29,708
Net income (loss)....................       (3,519)        (29,737)     (26,582)     8,666     5,396
Net income (loss) per share(4)
  Basic..............................        (0.14)          (1.21)       (1.14)      0.47      0.34
  Diluted............................        (0.14)          (1.21)       (1.14)      0.44      0.32
Working capital (deficit)............       16,995          (5,541)       9,049    145,787    46,248
Total assets.........................      288,095         305,668      357,705    163,540    60,320
Long-term debt, net of current
  portion............................           --              --       20,000         --        58
Total stockholders' equity...........      225,890         231,201      260,572    156,772    54,264

---------------

(1) Pegasus' selected consolidated financial data includes the operating results and purchase accounting amortization related to the acquisition of REZ in April 2000.

(2) Pegasus' selected consolidated financial data includes the operating results of GETS following the acquisition in September 2001.

(3) Effective January 1, 2002, in accordance with FAS 142, Pegasus ceased to record goodwill amortization.

(4) Certain net income per share amounts were retroactively adjusted for a three for two stock split that occurred in January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this annual report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that may involve risks and uncertainties, such as adverse changes in general market conditions for business and leisure travel as a result of additional terrorist activities, action by U.S. military forces, changes in hotel room rates, capacity adjustments by airlines, trends in the overall demand for travel, and the inherent difficulty in making projections during this period of uncertainty, as well as other risks and uncertainties described in this annual report. Pegasus' actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of many factors including those set forth in Pegasus' filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this annual report on Form 10-K.

DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF THE ECONOMIC RECESSION AND SEPTEMBER 11, 2001 EVENTS

     Our business, particularly our hospitality segment, is sensitive to changes in the demand for and average daily rates associated with hotel rooms. The travel industry has been adversely impacted by the current economic recession and other world events, predicated in part by the terrorist attacks of September 11, 2001, the following retaliation, the continuing terrorist threat alerts, and the possibility of war with Iraq and other military actions. The overall long-term impact of these events on Pegasus and the travel industry is uncertain. Both the number of reservations and the average daily rate charged for hotel rooms sharply declined following September 11, 2001 primarily due to the decrease in demand. Although the recovery in the number of reservations was quicker than anticipated, transatlantic business travel and average daily rates have not yet fully recovered and continue to lag behind the recovery in transaction volumes. Since our electronic distribution and CRS revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, 2001, recovered relatively quickly and, for 2002, were close to the levels seen prior to September 11, 2001. However, since our hospitality and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we experienced an increase in the sales cycle for some of our services, as new customers were hesitant to sign new contracts given the uncertain economic environment.

     The adverse impact of both the economy in the United States and internationally and the September 11, 2001 events has resulted in a decrease in the demand for and a reduction in the average daily rates for hotel rooms and, therefore, has negatively impacted our revenues. We expect this trend to continue at least through 2003.

REVENUES

     The classification of service revenues and customer reimbursements has been reflected in the financial statements to conform with current-year presentation and to give effect to the 2002 adoption of EITF 01-14. Under EITF 01-14, Pegasus' billings for out-of-pocket expenses, such as third-party vendor GDS and telecommunication charges, are now classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services. The adoption of EITF 01-14 had no effect on our financial position, operating loss, cash flows or per-share results.

     Revenues applicable to customer reimbursements are primarily related to GDS fees that we pay on behalf of and subsequently bill our customers. In the future, if our customers decide to pay their bills directly, our customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly.

  TECHNOLOGY

     Reservation Services. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Web site customers typically pay a one-time fee for establishing the connection between the third-party Web site and our electronic distribution technology. Reservation Services revenues represented approximately 44 percent of service revenues for 2002.

     Financial Services. Financial Services revenues primarily consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 17 percent of service revenues for 2002.

     Property Systems and Services. Property Systems and Services revenues for 2002 primarily consisted of maintenance and support fees related to the REZ and GETS acquisitions. In addition, Property System revenues include fees from our PegasusCentral product, which are recognized monthly. Property Systems and Services represented approximately 3 percent of service revenues for 2002.

  HOSPITALITY

     Hotel Representation. Hotel Representation service revenues consist of reservation processing fees, membership fees and fees for various marketing services. Our hotel representation services represented approximately 36 percent of service revenues for 2002. In addition, Pegasus allows international travelers, who book rooms at hotels for which we provide representation services, to prepay for their hotel rooms in the traveler's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for information regarding our exposure to movements in foreign currency exchange rates.

  OTHER SERVICES

     Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

COSTS

     Pegasus' cost of services consists principally of personnel costs relating to information technology, customer service, telemarketing, facilities and equipment maintenance costs. Cost of services also includes the cost of customer reimbursements. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, legal and accounting related. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements, as well as amortization of software, and other intangible assets and, for years prior to 2002, goodwill. Interest expense through June 2001 includes interest on a note payable to Reed Elsevier plc.

FLUCTUATION OF FOREIGN CURRENCIES

     Pegasus, particularly our hospitality segment, derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the Euro and the British Pound relative to the U.S. Dollar result in Pegasus earning more or less revenue than it otherwise might have earned if currency rates had remained stable.

RECENT DEVELOPMENTS

  TRAVELWEB, LLC, FORMERLY KNOWN AS HOTEL DISTRIBUTION SYSTEM, LLC

     On February 11, 2002, Pegasus and five hotel chains -- Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood
Hotels -- announced the formation of Travelweb, LLC, formerly known as Hotel Distribution System, LLC. This new venture was formed to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model. Under the merchant model, Travelweb receives hotel room inventory from suppliers at wholesale or "net" rates. Travelweb then sets the retail price for the hotel room and processes the transaction as the merchant of record, which enables Travelweb to receive a higher level of gross profit per transaction than in a fee-per-booking arrangement. Under the merchant model, Travelweb generally is not obligated to pay suppliers for unsold inventory. Travelweb utilizes our technology to create a direct connection between hotel reservation systems and Internet sites. Travelweb has signed an agreement with Orbitz, LLC to distribute the room inventory on a non-exclusive basis, and our Utell subsidiary was one of the first hotel suppliers to distribute room inventory through Travelweb.

     On April 4, 2002 we entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels.

     During the year ended December 31, 2002, we contributed $1.8 million in cash and $361,000 in development costs to Travelweb, LLC. In addition, we transferred our consumer Internet site, TravelWeb.com, as part of our capital contribution to the venture. Because we are equal partners with five hotel companies and do not exercise significant influence, our investment in Travelweb is accounted for under the cost method. As a result, we will not recognize any income or loss related to this investment unless we receive dividends or we determine the investment to be impaired.

  PEGSPAY

     In June 2002, we launched PegsPay, an ASP-based service for travel businesses that operate under the merchant model. PegsPay automates the exchange of funds and incentives between travel distributors such as tour operators, online net rate providers, consolidators and wholesalers, and any type of travel supplier, including hotels, car rental companies, airlines, railways and cruise lines. PegsPay provides an automated, more efficient process for both the travel distributor and the travel supplier, providing confidence that the financial transactions supporting their relationship will be complete, dependable and supported by quality service and information.

     The new service allows the travel distributor to pay each travel supplier via one consolidated payment in the travel supplier's choice of currency and in the manner in which the supplier wishes to be paid (e.g., check or direct deposit). Additionally, the travel supplier receives detailed reservation reporting that allows them to better manage their net rate distribution programs.

  STRATEGIC INTEGRATION PLAN

     On February 4, 2003, Pegasus announced a strategic reorganization to integrate its technology and hospitality segments into one operating unit. The single operating unit will have integrated support functions that will be customer-driven and will have consolidated sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions.

     The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, is expected to be substantially completed during the first half of 2003. Beginning in 2004, the estimated annual cost savings are expected to range from $9 million to $11 million. As a result of the plan, Pegasus expects to incur restructure and asset impairment costs ranging from $5 million to $6 million, which will be recorded over several quarters in 2003.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Pegasus' service revenues are predominantly transaction-based. In addition to these service revenues, Pegasus bills some customers for certain reimbursable expenses, primarily GDS fees for those customers who do not pay these fees directly. The classification of service revenues and customer reimbursements has been adjusted to conform with the current-year presentation and to give effect to the 2002 adoption of EITF 01-14.

     Pegasus completed the acquisition of GETS on September 1, 2001. Accordingly, GETS's results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements.

     On September 4, 2001, Pegasus announced the reorganization of its operations from a business unit structure into distinct functional areas. The restructuring plan included the elimination of approximately 15 percent of our workforce determined to be duplicative and the consolidation of certain facilities and functions. During the year ended December 31, 2001, Pegasus incurred a total of $7.7 million in restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs. As of December 31, 2002, total unpaid costs were approximately $517,000 and were classified as accrued liabilities.

  REVENUES

     Year over year revenue comparisons are impacted by the economic recession and the events of September 11, 2001, which had a direct and immediate negative impact on the general economy and hospitality industry. Total revenues in 2002 decreased to $190.0 million from $192.7 million in 2001. Revenues for 2002 included a $3.5 million termination fee received from a customer following the termination of its contract in March 2002. Service revenues totaled $178.8 million and $180.7 million for 2002 and 2001, respectively, reflecting a decrease of $1.9 million. Excluding the results of businesses sold or discontinued, and the termination fee described above, service revenues increased approximately $1.6 million.

     Other changes in the business are described in the paragraphs that follow the presentation of revenues, below (In thousands).

                                                                2002       2001
                                                              --------   --------
Technology services:
  Reservation Services......................................  $ 78,250   $ 73,699
  Financial Services........................................    29,904     28,548
  Property Systems & Services...............................     6,544      4,650
  Business Intelligence.....................................        --        258
                                                              --------   --------
  Total technology services.................................   114,698    107,155
  Continuing operations(1)..................................   111,164    106,897
Technology customer reimbursements..........................     5,729      5,765
Total technology revenues...................................   120,427    112,920
Hospitality services:
  Utell.....................................................    64,071     66,778
  Golden Tulip..............................................        --      6,735
                                                              --------   --------
  Total hospitality services................................    64,071     73,513
  Continuing operations(2)..................................    64,071     66,778
Hospitality customer reimbursements.........................     5,452      6,314
Total hospitality revenues..................................    69,523     79,827
Total service revenues......................................  $178,769   $180,668
                                                              ========   ========
Total customer reimbursements...............................  $ 11,181   $ 12,079
                                                              ========   ========
Total revenues..............................................  $189,950   $192,747
                                                              ========   ========
Total continuing operations, excluding revenues for customer
  reimbursements............................................  $175,235   $173,675
                                                              ========   ========

---------------

(1) Excludes a $3.5 million termination fee, included in Reservation Services, recognized in March, 2002 and Business Intelligence Operations in 2001.

(2) Excludes revenues in 2001 applicable to Golden Tulip.

     Revenues for technology services increased $7.5 million, or 7 percent, to $114.7 million in 2002, compared to $107.2 million in 2001.

     Reservation Services revenues increased $4.6 million or 6 percent, to $78.3 million in 2002, compared to $73.7 million in 2001. Excluding the impact of the termination fee noted above, reservation services revenues increased $1.1 million, primarily due to a 46 percent increase in Internet transactions.

     Financial Services revenues increased $1.4 million, or 5 percent, to $29.9 million in 2002, compared to $28.5 million in 2001. The increase in revenue was primarily attributable to increases in the average travel agent fee earned and member transaction volume as a result of new travel agency locations added to the customer base, partially offset by a decline in average hotel daily room rates.

     Property Systems and Services generated revenues of $6.5 million in 2002, compared to $4.7 million in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $1.0 million of incremental revenue during 2002. The remainder of the increase was due to revenue generated by PegasusCentral services.

     Technology-related revenue for customer reimbursements, which are primarily related to GDS fees, were $5.7 million in 2002, compared to $5.8 million in 2001.

     Revenues for hospitality services decreased $9.4 million, or 13 percent, to $64.1 million in 2002, compared to $73.5 million in 2001. The sale of the Golden Tulip brand accounted for approximately $6.7 million of the decrease in revenues. Excluding the effect of the Golden Tulip sale, hotel representation revenues decreased by $2.7 million, or 4 percent, primarily due to the 14 percent decrease in the number of hotels Utell represents as a result of a strategic initiative to upgrade Utell's hotel portfolio with a focus on maximizing revenue and margins on a per-hotel basis.

     Hospitality-related revenue for customer reimbursements decreased approximately $860,000 to $5.5 million in 2002 compared to $6.3 million in 2001, due to a decrease in our customers' GDS transaction volume.

     Cost of services. Cost of services, including customer reimbursements, decreased $11 million, or 10 percent, to $99.9 million in 2002, compared to $110.9 million in 2001. Excluding customer reimbursements, cost of services totaled $88.7 million and $98.8 million for 2002 and 2001, respectively, representing a 10 percent decrease. This decrease is primarily a result of cost reduction initiatives enacted as part of the third quarter 2001 restructuring, consisting primarily of a reduction in personnel and facilities, and the absence of costs related to the Golden Tulip brand. As a percent of service revenues, cost of services decreased to 50 percent in 2002, compared to 55 percent in 2001.

     Research and development. Research and development expenses decreased $2 million, or 26 percent, to $5.8 million in 2002, compared to $7.8 million for the same period in 2001. The decrease is primarily due to the increase in capitalized payroll costs associated with software development efforts in 2002, such as PegasusCentral. As a percent of service revenues, research and development costs decreased to 3 percent in 2002, compared to 4 percent in 2001.

     General and administrative expenses. General and administrative expenses were essentially flat at $25.1 million in 2002, compared to $25.2 million in 2001. As a percentage of service revenues, general and administrative expenses was 14 percent in both 2002 and 2001.

     Marketing and promotion expenses. Marketing and promotion expenses decreased $3.7 million, or 17 percent, to $18.0 million in 2002, compared to $21.7 million in 2001. Marketing and promotion expenses decreased due to a reduction of discretionary spending and the sale of Golden Tulip. As a percent of service revenues, marketing and promotion expenses decreased to 10 percent in 2002, compared to 12 percent in 2001.

     Depreciation and amortization. Depreciation and amortization expenses decreased $17.6 million, or 27 percent, to $48.1 million in 2002, compared to $65.7 million in 2001. The decrease was primarily due to Pegasus' adoption of FAS 142, which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. Goodwill amortization totaled $16.2 million in 2001.

     Restructure costs. For the year ended 2002, Pegasus did not incur restructuring costs. During 2001, Pegasus incurred $7.7 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas, the consolidation of reservation centers and the winding down of Business Intelligence operations.

     Interest income. Interest income decreased $378,000 in 2002, compared to 2001. This was due to a smaller investment in marketable securities and a reduction in the interest rates earned on marketable securities during 2002.

     Interest expense. Interest expense decreased $834,000 in 2002, compared to 2001, primarily due to the June 2001 payment of our $20 million note payable to Reed Elsevier.

     Equity in loss of investee. Prior to September 1, 2001, when the Company acquired the remaining 80 percent interest in GETS, Pegasus recognized $39,000 as its share of GETS' net losses and $595,000 as amortization of associated goodwill for total equity in loss of investee of $634,000.

     Gains on sales of business units. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation for approximately $12 million and recognized a pre-tax gain on this transaction of approximately $4.8 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business, recognizing a pre-tax gain of $749,000 related to this transaction.

     Provision for income taxes. Pegasus recorded an income tax benefit of $2.1 million in 2002, representing an effective tax rate of 38 percent. Pegasus recorded an income tax benefit of $8.9 million in 2001, representing an effective tax rate of 23 percent of pretax loss. The effective tax rate for 2001 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Pegasus' service revenues are predominantly transaction-based. In addition to these service revenues, Pegasus bills its customers for certain reimbursable expenses, primarily GDS fees. The classification of service revenues and customer reimbursements has been adjusted to conform with the current-year presentation and to give effect to the 2002 adoption of EITF 01-14.

     Pegasus completed the acquisition of REZ on April 3, 2000 and the acquisition of GETS on September 1, 2001. Accordingly, REZ's and GETS's results of operations subsequent to the acquisition dates are included in the accompanying consolidated financial statements.

  REVENUES

     Year over year revenue comparisons are impacted by the events of September 11, 2001, which had a direct and immediate negative impact in 2001. Total revenues in 2001 increased to $192.7 million from $172.7 million in 2000. Excluding customer reimbursements, service revenues of $180.7 million and $162.2 million for 2001 and 2000, respectively, reflecting an increase of $18.5 million. This increase was primarily attributable to the acquisitions of REZ and GETS, as well as the addition of new CRS customers and growth in our Financial Services business. The overall increase was net of lost revenues from the sale of the Summit, Sterling and Golden Tulip brands and the discontinued business intelligence operations, a reduction in hotel reservations and a decline in the average daily room rates subsequent to the terrorist attacks of September 11, 2001. Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands).

                                                                2001       2000
                                                              --------   --------
Technology services:
  Reservation Services......................................  $ 73,699   $ 56,216
  Financial Services........................................    28,548     25,471
  Property Systems & Services...............................     4,650      2,193
  Business Intelligence.....................................       258      1,455
                                                              --------   --------
  Total technology services.................................   107,155     85,335
  Continuing operations(1)..................................   106,897     83,880
Technology customer reimbursements..........................     5,765      4,590
Total technology revenues...................................   112,920     89,925

                                                                2001       2000
                                                              --------   --------
Hospitality services:
  Utell.....................................................  $ 66,778   $ 56,254
  Golden Tulip..............................................     6,735      8,915
  Sterling..................................................        --      5,000
  Summit....................................................        --      6,695
                                                              --------   --------
  Total hospitality services................................    73,513     76,864
  Continuing operations(2)..................................    66,778     56,254
Hospitality customer reimbursements.........................     6,314      5,862
Total hospitality revenues..................................    79,827     82,726
Total service revenues......................................  $180,668   $162,199
                                                              ========   ========
Total customer reimbursements...............................  $ 12,079   $ 10,452
                                                              ========   ========
Total revenues..............................................  $192,747   $172,651
                                                              ========   ========
Total continuing operations, excluding revenues for customer
  reimbursements............................................  $173,675   $140,134
                                                              ========   ========

---------------

(1) Excludes Business Intelligence operations.

(2) Excludes Golden Tulip, Sterling and Summit operations.

     Revenues for technology services increased $21.8 million, or 26 percent, to $107.2 million in 2001, compared to $85.3 million in 2000.

     Reservation services revenues increased $17.5 million, or 31 percent, to $73.7 million in 2001, compared to $56.2 million in 2000. While a substantial portion of the increase was attributable to a full year's revenues from REZ, the remaining increase is primarily due to providing more services to existing customers and adding new customers, such as Kimpton Hotels, IndeCorp and Universal Studios.

     Financial Services revenues increased $3.1 million, or 12 percent, to $28.5 million in 2001, compared to $25.5 million in 2000. The increase was primarily due to growth in our reconciliation and tracking service revenue, which contributed to higher average travel agency fees. Revenues were also enhanced by a slight increase in gross commissions processed due to a 3.5 percent increase in transactions.

     Property Systems and Services generated revenues of $4.7 million in 2001, compared to $2.2 million in 2000. Of the $2.5 million increase, $1.3 million was attributable to revenues from GETS, subsequent to the September 1, 2001 acquisition. Other property system revenues consisted of an agreement with Marriott to maintain GuestView, the PMS product obtained in the REZ acquisition.

     Technology-related revenue for customer reimbursements was $5.8 million in 2001, compared to $4.6 million in 2000.

     Revenues for hospitality services decreased $3.4 million, or 4 percent, to $73.5 million in 2001, compared to $76.9 million in 2000. The sale of our Summit, Sterling and Golden Tulip brands accounted for approximately $13.9 million of the decrease in revenues. Excluding the effect of the Summit, Sterling and Golden Tulip sales, hotel representation revenues increased by $10.5 million, or 19 percent, primarily due to the inclusion of a full year's revenues from the REZ acquisition.

     Hospitality-related revenue for customer reimbursements increased approximately $450,000 to $6.3 million in 2001, compared to $5.9 million in 2000 due to an increase in our customers' transaction volume.

     Costs of services. Total costs of services increased $20.1 million, or 22 percent, to $110.9 million in 2001, compared to $90.8 million in 2000. Excluding customer reimbursements, cost of services of $98.8 million and $80.4 million for 2001 and 2000, respectively, representing a 23 percent increase. This increase was primarily the result of the inclusion of a full twelve months of costs from the REZ acquisition and four months of costs from the GETS acquisition. These costs were partially offset by cost-containment efforts implemented during 2001 and the absence of costs related to the Summit, Sterling and Golden Tulip businesses. As a percent of service revenues, cost of services increased to 55 percent in 2001, compared to 50 percent in 2000. This increase was primarily due to realizing a lower gross margin on REZ revenues.

     Research and development. Research and development expenses decreased $191,000, or 2 percent, to $7.8 million in 2001, compared to $8.0 million for the same period in 2000. The decrease is primarily the result of more research and development costs meeting the criteria for capitalization in 2001. As a percent of service revenues, research and development costs decreased to 4 percent in 2001, compared to 5 percent in 2000.

     General and administrative expenses. General and administrative expenses increased $4.8 million, or 24 percent, to $25.2 million in 2001, compared to $20.4 million in 2000. General and administrative expenses increased primarily due to the inclusion of a full twelve months of costs from the REZ acquisition. In addition, an increase in the use of professional services related to our enterprise-wide accounting and information system and our restructuring plan also resulted in increased general and administrative expenses and were partially offset by a decrease in travel expense and other controllable costs. As a percent of service revenues, general and administrative expenses increased to 14 percent in 2001, compared to 13 percent in 2000.

     Marketing and promotion expenses. Marketing and promotion expenses decreased $3.1 million, or 13 percent, to $21.7 million in 2001, compared to $24.8 million in 2000. Marketing and promotion expenses decreased primarily due to the sales of Summit, Sterling and Golden Tulip, a reduction in headcount and a decrease in travel and other controllable costs. In addition, Utell is now outsourcing some of its marketing functions thereby resulting in lower costs. As a percent of service revenues, marketing and promotion expenses decreased to 12 percent in 2001, compared to 15 percent in 2000.

     Depreciation and amortization. Depreciation and amortization expenses increased $14.1 million, or 27 percent, to $65.7 million in 2001, compared to $51.5 million in 2000. The increase was primarily due to the inclusion of a full twelve months of depreciation and amortization expenses related to assets obtained in the REZ acquisition. This increase was partially offset by a reduction in purchased intangible assets associated with the sales of our Summit, Sterling and Golden Tulip brand businesses.

     Restructure costs. During 2001, Pegasus incurred $7.7 million of restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs related to reorganizing its operations from a business unit structure into distinct functional areas and the consolidation of reservation centers. During 2000, Pegasus incurred $3.4 million of restructuring charges, primarily attributable to the winding down of Business Intelligence operations.

     Interest income. Interest income decreased $1.8 million in 2001, compared to 2000 as we had a smaller investment in marketable securities during 2001. The smaller investment in marketable securities was due to the utilization of our marketable securities to fund the REZ and GETS acquisitions and the early payment of our $20 million note payable to Reed Elsevier.

     Interest expense. Interest expense decreased $800,000 in 2001, compared to 2000, primarily due the June 2001 payment of our $20 million note payable to Reed Elsevier.

     Equity in loss of investee. Prior to September 1, 2001, when the Company acquired the remaining 80 percent interest in GETS, Pegasus recognized $39,000 as its share of GETS' net losses and $595,000 as amortization of associated goodwill for total equity in loss of investee of $634,000.

     Gains on sales of business units. In January 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp for approximately $12.0 million and recognized a pre-tax gain on this transaction of approximately $4.8 million. In June 2001, Pegasus sold its Golden Tulip brand and licensing business, recognizing a pre-tax gain of $749,000 related to this transaction.

     Provision for income taxes. Pegasus recorded an income tax benefit of $8.9 million in 2001, representing an effective tax rate of 23 percent. The effective rate differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting. Pegasus recorded an income tax benefit of

$5.9 million in 2000, representing an effective tax rate of 18 percent of pretax income. The effective tax rate for 2000 differed from the statutory rate primarily due to large non-deductible expenses related to purchase accounting, partially offset by tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Pegasus' principal sources of liquidity at December 31, 2002 included cash and cash equivalents of $19.9 million, short-term investments of $4 million and an unused revolving credit facility of $30.0 million.

     Effective March 31, 2002, Pegasus amended and renewed its $30.0 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas) through March 31, 2004. The credit facility has an interest rate based on Prime or LIBOR rates, as defined, adjusted upwards depending on calculated financial ratios. Amounts available under the credit facility are also subject to debt covenants, some of which are calculated using Pegasus' financial position and results of operations. There was no amount outstanding under the credit facility at December 31, 2002 or 2001.

     Pegasus has entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million related to the leases for its new Dallas and Scottsdale offices. On January 14, 2003, the $2.6 million letters of credit were reduced to $2.1 million as a result of the annual $450,000 decrease to one of the letters of credit. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

     Pegasus had positive working capital of $17.0 million at December 31, 2002 compared to a working capital deficit of $5.5 million at December 31, 2001. Working capital increased primarily as a result of cash flows from operations, which increased to $38.3 million in 2002 from $25.4 million in 2001, the Company's 2001 restructuring which reduced headcount 15 percent, and a continued focus on cost containment. Pegasus has satisfied its cash requirements for investing and financing activities primarily through cash generated from operations.

     Net cash used in investing activities rose slightly in 2002 to $29.5 million, from $28.4 million in 2001. This increase occurred as the result of increased capital expenditures, partially offset by the absence of acquisition costs in 2002. Capital expenditures consisted of purchases of software, furniture, leasehold improvements and computer equipment, as well as internally developed software costs, and amounted to $30.3 million in 2002, compared to $14.4 million in 2001. The increase was primarily due our new Dallas and Scottsdale offices as well as costs associated with our new data center in Phoenix, and an increase in capitalized software development. The increase in capital expenditures is expected to result in additional depreciation expense in 2003, as compared to 2002. In 2002, capital expenditures included funded tenant improvement allowances totaling approximately $2.7 million, which represent improvements reimbursed to us by the lessor.

     Net cash used in financing activities decreased to $2.3 million in 2002, compared to $20.7 million in 2001, primarily because of the June 2001 repayment of the $20 million note payable to Reed Elsevier plc.

     Operating leases continue to be the only off-balance sheet financing arrangements Pegasus engages in. The following is a schedule of our future contractual cash obligations as of December 31, 2002 (In thousands):

                                                                           OTHER
                                              OPERATING    PURCHASE      LONG-TERM
YEAR ENDED DECEMBER 31,                        LEASES     OBLIGATIONS   LIABILITIES    TOTAL
-----------------------                       ---------   -----------   -----------   -------
2003........................................   $ 9,148      $ 8,128        $1,236     $18,512
2004........................................     8,041        6,261         2,225      16,527
2005........................................     6,866        1,006         2,004       9,876
2006........................................     6,667           --           415       7,082
2007........................................     6,382           --            --       6,382
Thereafter..................................    28,113           --            50      28,163
                                               -------      -------        ------     -------
                                               $65,217      $15,395        $5,930     $86,542
                                               =======      =======        ======     =======

     Operating leases represent our cash obligations associated with agreements to use equipment or facilities that are enforceable and legally binding for fixed terms. Purchase obligations include cash obligations associated with agreements to purchase services or equipment that are enforceable and legally binding for fixed terms, or estimated cash obligations for agreements with variable pricing provisions. Other long-term liabilities include commission checks to be refunded to hotels, as well as Pegasus' estimated cash obligations associated with funding its employee retirement plans.

     On June 5, 2002, the Board of Directors authorized the repurchase of up to
2.5 million shares of Pegasus' common stock. During 2002, 404,000 shares were repurchased for an aggregate purchase price of $4.6 million. The aggregate shares repurchased under Board approved plans through December 31, 2002 have been cancelled.

     On February 4, 2003, Pegasus announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, should be substantially completed during the first half of 2003. Pegasus estimates restructure and asset impairment costs to total from $5 million to $6 million. Beginning in 2004, the estimated annual cost savings expected to result from the integration range from $9 million to $11 million.

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

     - Common stock repurchases

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

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported financial position and results of operations during the reporting period. Our estimates and judgments are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our business, operating results and financial condition.

     Certain accounting policies require higher degrees of judgment than others in their application. Pegasus considers the following to be critical accounting policies due to the estimation processes involved in each. For a detailed discussion of the Company's accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

  ACCOUNTS AND NOTES RECEIVABLES

     As of December 31, 2002, Pegasus had accounts receivable as a result of its ongoing operations of approximately $30 million. Additionally, Pegasus has notes receivable totaling $9.4 million at December 31, 2002, related to the sale of business units. These receivables are monitored by management for collectibility. Pegasus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because Pegasus may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate, resulting in an impairment of their ability to make payments. Pegasus' allowances for doubtful accounts totaled approximately $3.6 million as of December 31, 2002.

  IMPAIRMENT OF ASSETS

     As of December 31, 2002, Pegasus has goodwill related to its acquisitions of REZ and GETS totaling approximately $139.5 million. Under the guidance of FAS 142, goodwill is allocated to the two operating segments of Pegasus and goodwill for each segment is periodically analyzed for impairment. These practices require significant estimates and judgments by management, involving the carrying value of each segment and the estimated fair value of each segment. The estimated fair value of each segment requires significant judgment in estimating future cash flows from operations for the various services provided by Pegasus. While the most-recent periodic impairment analysis indicated that no impairment of goodwill exists, variances in actual growth rates, operating margins, or other assumptions may impact the impairment analysis and affect the carrying values of goodwill for the operating segments.

     As of December 31, 2002, Pegasus has unamortized capitalized software costs totaling $43.9 million, which requires periodic analysis for impairment. This impairment analysis requires the comparison of unamortized carrying values to estimated net realizable values. The estimated net realizable value is based on significant judgments such as estimated future cash flows from the related services, or expected benefits of the software and are based on available information and experience. While the most-recent periodic impairment analyses indicated that no impairment of capitalized software costs exists, changes in strategy, market conditions or other assumptions may significantly impact these judgments and affect the carrying values of capitalized software costs.

     Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with our Audit Committee.

  EMPLOYEE BENEFIT PLANS

     In the United States and the United Kingdom, Pegasus sponsors defined benefit plans for certain employees. Our employee pension costs and obligations are dependent upon our assumptions used by actuaries in calculating such amounts. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions are either stated in the plan or reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management's expectation of the current economic environment. Specific to the plan provided in the United Kingdom, which is a funded plan, a one percent change in expected returns on plan assets would result in a $77,000 change to Pegasus' annual expense associated with this plan. We base the discount rate assumption on current investment yields, including applicable corporate long-term bond yields. Actual results that differ from our assumptions are accumulated and amortized over the future working life of the plan participants. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. Additionally, Pegasus' recently announced strategic integration plan could have an effect on the assumptions used in accounting for our employee benefit plans.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or FAS 146. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized when incurred -- not when an entity commits to an exit plan, as under Issue No. 94-3. The provisions of FAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by companies after December 31, 2002.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Pegasus is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," or FAS 148. FAS 148 amends FAS 123 "Accounting For Stock-Based Compensation" to provide alternative methods of transitioning to a fair-value method of accounting for stock-based compensation. FAS 148 also amends disclosure requirements, regardless of the accounting method used for stock-based compensation. Pegasus has complied with the disclosure provisions of FAS 148. Pegasus is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, how to transition to that method.

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

     To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2002. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities primarily trade receivables and payables.

     A summary of forward exchange contracts in place at December 31, 2002 follows (In thousands):

                                                               SELL     PURCHASE
                                                              -------   --------
Australian Dollar...........................................  $   193     $ --
Canadian Dollar.............................................      193       --
Swiss Franc.................................................       98       --
Danish Krone................................................       --      257
Euro........................................................   11,565       --
British Pound...............................................    1,247       --
Hong Kong Dollar............................................       --       33
Japanese Yen................................................       --      145
Norwegian Krona.............................................       --       28
Swedish Krona...............................................      729       --
Singapore Dollar............................................       89       --
South African Rand..........................................       --       15
                                                              -------     ----
     Total..................................................  $14,114     $478
                                                              =======     ====

     All contracts matured no later than February 2003. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2002. During the fiscal year ended December 31, 2001, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2001. As of December 31, 2001, Pegasus had approximately $7.5 million in sell forward exchange contracts and $779,000 in purchase forward exchange contracts. Pegasus' positions with respect to these forward exchange contracts differed as of December 31, 2002 compared to December 31, 2001 because of changes in Pegasus' non-U.S. denominated trade payables and receivables. For more information on derivative financial instruments see Notes 1 and 7 to the consolidated financial statements included in Item 8 to this annual report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasus Solutions, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 4, 2003

                            PEGASUS SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 19,893   $ 13,438
Short-term investments......................................     4,033      9,167
Accounts receivable, net of allowance for doubtful accounts
  of $3,639 and $5,790, respectively........................    25,886     29,228
Prepaid expenses............................................     3,400      3,558
Other current assets........................................     4,968      1,751
                                                              --------   --------
     Total current assets...................................    58,180     57,142
Goodwill, net of accumulated amortization of $40,225 and
  $28,544, respectively.....................................   139,533    136,921
Intangible assets, net of accumulated amortization of
  $50,231 and $43,939, respectively.........................     6,013     32,505
Property and equipment, net.................................    71,442     67,365
Other noncurrent assets.....................................    12,927     11,735
                                                              --------   --------
          Total assets......................................  $288,095   $305,668
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 11,308   $ 19,018
Accrued liabilities.........................................     8,838     13,280
Deferred tax liability......................................        --     12,301
Unearned income.............................................     7,812      8,585
Accrued payroll and benefits................................     6,428      6,905
Customer deposits...........................................     3,031      2,170
Other current liabilities...................................     3,768        424
                                                              --------   --------
     Total current liabilities..............................    41,185     62,683
Noncurrent uncleared commission checks......................     4,641      4,004
Noncurrent accrued rent.....................................     7,345         36
Other noncurrent liabilities................................     9,034      7,744
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; zero shares issued and outstanding.........        --         --
  Common stock, $0.01 par value; 50,000,000 shares
     authorized; 24,747,165 and 24,694,479 shares issued,
     respectively...........................................       247        247
  Additional paid-in capital................................   287,676    287,205
  Unearned compensation.....................................      (571)       (34)
  Accumulated other comprehensive income (loss).............    (1,705)        21
  Accumulated deficit.......................................   (59,757)   (56,238)
                                                              --------   --------
          Total stockholders' equity........................   225,890    231,201
                                                              --------   --------
          Total liabilities and stockholders' equity........  $288,095   $305,668
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues:
  Service revenues..........................................  $178,769   $180,668   $162,199
  Customer reimbursements...................................    11,181     12,079     10,452
                                                              --------   --------   --------
     Total revenues.........................................   189,950    192,747    172,651
Costs of services:
  Cost of services..........................................    88,717     98,838     80,377
  Customer reimbursements...................................    11,181     12,079     10,452
                                                              --------   --------   --------
     Total costs of services................................    99,898    110,917     90,829
Research and development....................................     5,821      7,842      8,033
General and administrative expenses.........................    25,146     25,201     20,404
Marketing and promotion expenses............................    17,998     21,709     24,843
Depreciation and amortization...............................    48,075     65,651     51,549
Restructure and asset impairment costs......................        --      7,696      3,421
Write-off of purchased in-process research and
  development...............................................        --         --      8,000
                                                              --------   --------   --------
Operating loss..............................................    (6,988)   (46,269)   (34,428)
Other income (expense):
  Interest income...........................................     1,277      1,655      3,464
  Interest expense..........................................       (53)      (887)    (1,687)
  Equity in loss of investee, including amortization of
     excess purchase price of $595..........................        --       (634)        --
  Gains on sale of business units...........................        --      5,538         --
  Other.....................................................       130      1,914        151
                                                              --------   --------   --------
Loss before income taxes....................................    (5,634)   (38,683)   (32,500)
Income tax benefit..........................................     2,115      8,946      5,918
                                                              --------   --------   --------
Net loss....................................................  $ (3,519)  $(29,737)  $(26,582)
                                                              ========   ========   ========
Other comprehensive income (loss):
  Change in unrealized gain (loss), net of tax of $12, $185
     and $171, respectively.................................       (20)       286       (240)
  Minimum pension liability adjustment, net of tax of
     $896...................................................    (1,706)        --         --
                                                              --------   --------   --------
Comprehensive loss..........................................  $ (5,245)  $(29,451)  $(26,822)
                                                              ========   ========   ========
Net loss per share:
  Basic and diluted.........................................  $  (0.14)  $  (1.21)  $  (1.14)
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic and diluted.........................................    24,818     24,570     23,380
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                               ACCUMULATED
                                COMMON STOCK                                      OTHER
                             ------------------   ADDITIONAL                  COMPREHENSIVE   RETAINED
                             NUMBER OF             PAID-IN       UNEARNED        INCOME       EARNINGS
                              SHARES     AMOUNT    CAPITAL     COMPENSATION      (LOSS)       (DEFICIT)    TOTAL
                             ---------   ------   ----------   ------------   -------------   ---------   --------
Balance at December 31,
  1999.....................   20,340      $203     $156,954      $  (442)        $   (25)     $     82    $156,772
Windfall tax benefit of
  stock options............       --        --          397           --              --            --         397
Stock-based compensation
  expense..................       --        --           (6)         285              --            --         279
Exercise of stock
  options..................      116         1          504           --              --            --         505
Issuance for stock purchase
  plan.....................       72         1          809           --              --            --         810
Issuance for REZ
  acquisition..............    3,990        40      126,742           --              --            --     126,782
Issuance for GETS
  acquisition..............      180         2        2,998           --              --            --       3,000
Shares received from REZ
  escrow settlement........      (70)       (1)      (1,149)          --              --            --      (1,150)
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --           --            (240)           --        (240)
Dividend payable resulting
  from stock split.........       --        --           --           --              --            (1)         (1)
Net loss...................       --        --           --           --              --       (26,582)    (26,582)
                              ------      ----     --------      -------         -------      --------    --------
Balance at December 31,
  2000.....................   24,628       246      287,249         (157)           (265)      (26,501)    260,572
Windfall tax benefit of
  stock options............       --        --          542           --              --            --         542
Stock-based compensation
  expense..................       --        --           --          123              --            --         123
Exercise of stock
  options..................      215         1          989           --              --            --         990
Issuance for stock purchase
  plan.....................       48         1          453           --              --            --         454
Purchase of treasury
  shares...................     (196)       (1)      (2,066)          --              --            --      (2,067)
Acquisition of GETS........       --        --           38           --              --            --          38
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --           --             286            --         286
Net loss...................       --        --           --           --              --       (29,737)    (29,737)
                              ------      ----     --------      -------         -------      --------    --------
Balance at December 31,
  2001.....................   24,695       247      287,205          (34)             21       (56,238)    231,201
Windfall tax benefit of
  stock options............       --        --        1,325           --              --            --       1,325
Issuance of restricted
  stock....................       98         1        1,334       (1,335)             --            --          --
Stock-based compensation
  expense..................       --        --           --          798              --            --         798
Exercise of stock
  options..................      293         2        1,808           --              --            --       1,810
Issuance for stock purchase
  plan.....................       65         1          602           --              --            --         603
Purchase of treasury
  shares...................     (404)       (4)      (4,598)          --              --            --      (4,602)
Change in unrealized gain
  (loss) on marketable
  securities...............       --        --           --           --             (20)           --         (20)
Minimum pension liability
  adjustment...............       --        --           --           --          (1,706)           --      (1,706)
Net loss...................       --        --           --           --              --        (3,519)     (3,519)
                              ------      ----     --------      -------         -------      --------    --------
Balance at December 31,
  2002.....................   24,747      $247     $287,676      $  (571)        $(1,705)     $(59,757)   $225,890
                              ======      ====     ========      =======         =======      ========    ========

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (3,519)  $(29,737)  $(26,582)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    48,075     65,651     51,549
    Write-off of purchased in-process research and
     development............................................        --         --      8,000
    Equity in loss of investee..............................        --        634         --
    Gains on sale of business units.........................        --     (5,538)        --
    Asset impairment........................................        --         --      3,003
    Bad debt expense........................................     1,289      3,408      2,874
    Deferred income taxes...................................    (3,868)    (9,934)    (9,865)
    Other...................................................     1,385     (1,140)     1,153
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Accounts receivable...................................     2,033     (3,963)     6,664
      Other current and noncurrent assets...................      (911)       574      2,438
      Accounts payable and accrued liabilities..............   (12,489)     4,144    (12,403)
      Unearned income.......................................      (773)      (843)    (2,046)
      Income tax receivable/payable.........................     2,000     (6,587)     1,827
      Other noncurrent liabilities..........................     5,077      8,730     (2,235)
                                                              --------   --------   --------
        Net cash provided by operating activities...........    38,299     25,399     24,377
Cash flows from investing activities:
  Purchase of marketable securities.........................   (13,886)   (16,375)        --
  Proceeds from maturity of marketable securities...........    16,492      7,225     35,294
  Purchase of property and equipment........................   (30,340)   (14,407)   (16,678)
  Proceeds from sale of property and equipment..............        83        310         --
  Investment in Travelweb, LLC..............................    (2,143)        --         --
  Collections of note receivable............................       285         --         --
  Purchase of REZ, net of cash acquired.....................        --        852    (93,115)
  Purchase of GETS..........................................        --    (11,512)    (2,000)
  Proceeds from sale of business units......................        --      4,033         --
  Other.....................................................        --      1,500     (1,500)
                                                              --------   --------   --------
        Net cash used in investing activities...............   (29,509)   (28,374)   (77,999)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     2,413      1,444      1,301
  Purchase of treasury stock................................    (4,602)    (2,067)        --
  Proceeds from line of credit..............................        --         --     10,000
  Repayment of line of credit...............................        --         --    (10,000)
  Repayment of notes payable................................        --    (20,000)   (18,021)
  Other.....................................................      (146)      (114)       (53)
                                                              --------   --------   --------
        Net cash used in financing activities...............    (2,335)   (20,737)   (16,773)
Net increase (decrease) in cash and cash equivalents........     6,455    (23,712)   (70,395)
Cash and cash equivalents, beginning of period..............    13,438     37,150    107,545
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 19,893   $ 13,438   $ 37,150
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $     47   $  2,073   $    449
  Income taxes paid.........................................  $    857   $  2,385   $  1,167
Supplemental schedule of noncash investing and financing
  activities:
  Common stock issued for purchase of REZ...................  $     --   $     --   $125,632
  Note payable issued for purchase of REZ...................        --         --     20,000
  Common stock issued for investment in GETS................        --         --      3,000
  Notes received from sale of Summit and Sterling Hotels &
    Resorts.................................................        --      7,000         --
  Landlord paid tenant improvements.........................     4,125         --         --

          See accompanying notes to consolidated financial statements.

                            PEGASUS SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hospitality industry. On April 3, 2000, Pegasus completed the acquisition of REZ, Inc. ("REZ"), a leader in providing distribution services and solutions for the hotel industry. The acquisition added hotel representation, central reservation system, or CRS, and property management system, or PMS, services to our existing electronic distribution and commission processing services. Pegasus is organized primarily on the basis of services provided, with two reportable segments -- technology and hospitality.

     The technology segment provides reservation services, commission processing services and property systems and services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names were sold in January 2001, and the Golden Tulip brand was sold in June 2001.

     The consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant inter-company balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

  MANAGEMENT ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results may differ from those estimates. Certain accounting policies require higher degrees of judgment than others in their application. The following accounting policies require significant estimates: accounts and notes receivable, impairment of long-lived assets and employee benefit plans.

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

  CAPITALIZED SOFTWARE COSTS

     Software costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or

                            PEGASUS SOLUTIONS, INC.

Obtained for Internal Use." Capitalized software costs are amortized on a product-by-product basis using the straight-line method over a period, which approximates the estimated economic life of the product. In the event unamortized software costs exceed the net realizable value of the software, the excess is written-off in the period the excess is determined. Amortization of capitalized software costs in 2002, 2001 and 2000 totaled $20.6 million, $15.8 million and $11.3 million, respectively. At December 31, 2002 and 2001, unamortized capitalized software was $43.9 million and $51.0 million, respectively.

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

     The Company evaluates long-lived assets to be held and used in the business, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. The Company believes that no impairment of property and equipment existed at December 31, 2002 or 2001.

  GOODWILL

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142") and Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet at December 31, 2001 included goodwill, net of accumulated amortization, totaling $136.9 million, which is related to the REZ, Inc. ("REZ") and Global Enterprise Technology Solutions, LLC ("GETS") acquisitions. Pegasus applied the provisions of FAS 142 on January 1, 2002 and discontinued amortization of goodwill from the REZ acquisition. In accordance with FAS 141, goodwill from the GETS acquisition was never amortized. In addition, as required by FAS 141, effective January 1, 2002, workforce-in-place from the REZ acquisition was reclassified as goodwill and is no longer be subject to amortization. During 2002, purchase price adjustments for certain tax items reduced goodwill by $2.6 million.

     Amortization of goodwill was $16.2 million and $12.3 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2002 and 2001, goodwill totaled $139.5 million and $136.9 million, respectively. The carrying value of goodwill is evaluated annually. The Company believes that no impairment of goodwill existed at December 31, 2002 or 2001.

  OTHER INVESTMENTS

     As a result of the REZ acquisition, the Company received a $1.1 million non-controlling equity investment in the SITA Foundation. The investment was converted into 32,853 shares of France Telecom and disposed of by the Company for a loss of approximately $280,000 in 2002.

     On February 11, 2002, Pegasus and five hotel chains -- Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels and Starwood
Hotels -- announced the formation of Travelweb, LLC, ("Travelweb") formerly known as Hotel Distribution System, LLC (See Note 15). This new venture was

                            PEGASUS SOLUTIONS, INC.

formed to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model.

     On April 4, 2002, Pegasus entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels.

     During the year ended December 31, 2002, Pegasus contributed $1.8 million in cash and $361,000 in development costs to Travelweb. In addition, the Company transferred its consumer Internet site, TravelWeb.com, as part of the capital contribution to the venture. Because Pegasus is equal partners with five hotel companies and does not exercise significant influence, the investment in Travelweb is accounted for under the cost method.

  STOCK-BASED EMPLOYEE COMPENSATION

     The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As discussed in Note 11, the Company maintains stock option, restricted stock and employee stock purchase plans. Total compensation expense for these plans was $798,000, $123,000 and $280,000 for 2002, 2001 and 2000, respectively.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (In thousands, except per share amounts):

                                                         2002       2001       2000
                                                        -------   --------   --------
Net loss, as reported.................................  $(3,519)  $(29,737)  $(26,582)
Add: Stock-based employee compensation expense
  included in reported income, net of related tax
  effects.............................................      485         80        185
Deduct: Total stock-based employee compensation
  expense determined under fair value based methods
  for all awards, net of related tax effects..........   (5,020)    (3,991)    (3,870)
                                                        -------   --------   --------
Pro forma net loss....................................  $(8,054)  $(33,648)  $(30,267)
Net loss per share, basic and diluted:
  As reported.........................................  $ (0.14)  $  (1.21)  $  (1.14)
  Pro forma...........................................  $ (0.32)  $  (1.37)  $  (1.29)

     The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock option plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period.

     The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $7.83, $6.23 and $10.88 in 2002, 2001 and 2000, respectively. The fair value of each option

                            PEGASUS SOLUTIONS, INC.

grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Dividend yield.......................................         --          --          --
Expected volatility..................................      73.2%       78.8%       83.0%
Risk-free rate of return.............................       3.9%        4.3%        6.4%
Expected life........................................  4.0 years   4.0 years   4.0 years

     The pro forma disclosures for 2002, 2001 and 2000 include approximately $267,000, $223,000 and $366,000 respectively, of compensation expense related to the Company's Employee Stock Purchase Plan. The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           2002        2001       2000
                                                         ---------   --------   --------
Dividend yield.........................................         --         --         --
Expected volatility....................................      62.0%      70.5%      83.0%
Risk-free rate of return...............................      2.18%       6.1%       6.3%
Expected life..........................................  1.0 years   1.0 year   1.0 year

     See Note 11 for further discussion of the Company's stock-based employee compensation.

  REVENUES

     In 2002, the Company adopted the provisions of Emerging Issues Task Force Issue, EITF, 01-14 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The Company's billings for out-of pocket expenses, such as travel, and certain third-party vendor expenses such as global distribution system and telecommunication charges are included in revenues. The related costs are classified as customer reimbursements and are reflected as a component of cost of services. Revenues and costs of services for prior periods have been adjusted to give retroactive effect to the adoption of EITF 01-14. The adoption of EITF 01-14 had no effect on the Company's financial position, cash flows, operating loss or per share results.

     Pegasus' service revenues are predominantly transaction-based. The Company's technology segment derives its revenues from transaction fees, commission fees, license fees and maintenance fees charged to participating hotels and travel agencies. The Company's hospitality segment derives its revenues from reservation processing fees, membership fees and fees for various marketing services.

     Reservation services. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to the Company's RezView(TM)software. Transaction fees are recognized when the guest stay occurs or at the transaction date depending on the contract terms. License, maintenance and support fees are recognized ratably over the term of the customer contract.

     Pegasus derives revenues from its electronic distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled ("net reservations"). As a hotel's cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company's interim balance sheets reflect deferred revenue for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The deferred revenue created during the early periods of the

                            PEGASUS SOLUTIONS, INC.

year is recognized by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. The Company's quarterly operating results have historically not been materially impacted as a result of this policy. Additionally, Pegasus generally charges new participants in the electronic distribution service a one-time fee for work performed to establish the connection between a hotel's central reservation system and the Pegasus electronic distribution technology. The Company recognizes these one-time fees over the life of the customer contract. The Company also charges certain GDSs a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

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

     Financial Services. Pegasus derives commission processing revenues by charging each participating travel agency a fee equal to a percentage of commissions paid to that agency through the commission processing service. The Company also generally charges participating hotels a fee based on the number of commissionable transactions processed. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made, fluctuations in overall room rates and percentages or fees determined by the travel supplier. Pegasus recognizes revenues from its commission processing service when earned.

     Property Systems. Property Systems revenues consist of maintenance and support fees from PMS software obtained in the REZ and GETS acquisitions. In addition, Property system revenues include fees from the PegasusCentral product, which are recognized monthly. Maintenance, support and training fees are recognized ratably over the term of the customer contract.

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

  ADVERTISING COSTS

     Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2002, 2001 and 2000 was approximately $2.3 million, $3.8 million and $5.1 million, respectively.

                            PEGASUS SOLUTIONS, INC.

  RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to operations when incurred.

  FOREIGN CURRENCY

     The Company has various foreign operations, primarily in Europe, Canada, Latin America and Asia. The U.S. dollar is the functional currency for the Company's foreign operations. Gains and losses from foreign currency transactions are recognized in the period in which they occur and are included in other income (expense).

  FINANCIAL INSTRUMENTS

     The Company uses derivative financial instrument contracts to manage foreign exchange risks. Amounts receivable or payable under derivative financial instrument contracts are reported on the consolidated balance sheet. As exchange rates fluctuate, gains and losses on contracts used to hedge existing assets and liabilities are recognized in the statement of operations as other income (expense).

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheets at December 31, 2002 and 2001 approximate their respective fair values.

  CONCENTRATIONS OF CREDIT AND MARKET RISK

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, receivables and forward contracts to purchase or sell foreign currencies.

     Cash and Cash Equivalents. Cash balances exceeding the federally insured limits are maintained in financial institutions. However, management believes the institutions are of high credit quality.

     Accounts and notes receivables. The Company's technology customers primarily include well-established hotel chains and travel-related web sites. The Company's representation customers primarily consist of independent hotels, some of which are located outside the United States. Some of these customers may not be financially viable. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its customers. Additionally, Pegasus has notes receivable from one company related to the sale of business units (see Note 4). These notes receivable are monitored by management for collectibility, considering the payment history and known financial condition of the party. If the financial condition of the party was to deteriorate, resulting in an impairment of their ability to make payments, Pegasus may incur an expense to increase its allowance for doubtful accounts and may receive less cash than expected.

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

     The Company is exposed to certain market risks, including the effects of movements in foreign currency exchange rates. Forty percent of 2002 revenue was derived from customers located outside the United States, particularly in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues. The Company uses derivative financial instrument contracts to manage foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

                            PEGASUS SOLUTIONS, INC.

  NET LOSS PER SHARE

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period, after giving retroactive effect to stock splits. The effect of stock options is not included in the calculation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, as the effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculation were 4.4 million, 3.8 million and 3.1 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company also has 98,400 shares of restricted stock, which vest in 2003 that have not been included in the calculation of diluted net loss for the year ended December 31, 2002, as the effect would be anti-dilutive.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or FAS 146. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized when incurred -- not when an entity commits to an exit plan, as under Issue No. 94-3. The provisions of FAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by companies after December 31, 2002.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Pegasus is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," or FAS 148. FAS 148 amends FAS 123 "Accounting For Stock-Based Compensation" to provide alternative methods of transitioning to a fair-value method of accounting for stock-based compensation. FAS 148 also amends disclosure requirements, regardless of the accounting method used for stock-based compensation. The Company has complied with the disclosure provisions of FAS 148. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, how to transition to that method.

2.  RESTRUCTURE COSTS

     During the years ended December 31, 2001 and 2000, the Company reorganized its operations from a business unit structure into distinct functional areas, consolidated its reservation centers outside of the United States and ceased operations of its Business Intelligence division, resulting in restructuring charges of $7.7 million and $3.4 million, respectively.

                            PEGASUS SOLUTIONS, INC.

     During the years ended December 31, 2001 and 2000, Pegasus recognized $7.7 million and $3.4 million of restructuring charges, respectively. The composition of those charges follows (In thousands):

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

     The Company consolidated reservation centers outside the U.S. during the fourth quarter of 2000 and the first and fourth quarters of 2001, incurring $1.6 million of restructuring charges. These charges included $821,000 of severance costs and $771,000 of redundant facilities and other costs. As a result of the reservation center consolidation, Pegasus eliminated approximately five percent of its workforce determined to be duplicative and consolidated certain facilities and functions.

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

     As of December 31, 2002, total unpaid costs were $517,000 and were classified as accrued liabilities.

     On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, should be substantially completed during the first half of 2003. The restructure will be accounted for under the provisions of FAS 146 and Pegasus estimates restructure and asset impairment costs ranging from $5 million to $6 million.

                            PEGASUS SOLUTIONS, INC.

3.  ACQUISITIONS

  REZ, INC.

     On April 3, 2000, Pegasus completed the acquisition of REZ, which was accounted for under the purchase method of accounting. Accordingly, REZ's results of operations subsequent to the acquisition date are included in the Company's consolidated financial statements.

     The $245.3 million purchase price includes approximately $11 million in acquisition costs and was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, excluding a write-off of purchased in-process research and development ("IPR&D"), is summarized below (In thousands):

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

     The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates. The carrying value of customer relationships was reduced by $7.2 million during 2001, due to the sale of Summit, Sterling and Golden Tulip representation services -- see
Note 4.

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

  GLOBAL ENTERPRISE TECHNOLOGY SOLUTIONS, LLC

     On September 1, 2001, Pegasus acquired the remaining 80 percent of the outstanding common stock of GETS, a Tempe, Arizona-based provider of hotel property management systems, for $11.5 million in cash. Pegasus acquired the initial 20 percent interest on November 1, 2000 for $5.0 million in cash and stock, which was accounted for under the equity method. The final purchase price totaled $22.6 million and was comprised of:

     - $16.5 million in total cash and common stock exchanged in November 2000 and September 2001,

     - $6.0 million of software development costs funded by Pegasus prior to acquisition, and

     - $90,000 of acquisition costs.

     The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS' results of operations subsequent to the acquisition date are included in the Company's consolidated financial statements. Allocation of the purchase price to assets acquired and liabilities assumed was based upon an

                            PEGASUS SOLUTIONS, INC.

independent, third party appraisal and management's estimates. The approximate fair value of assets acquired and liabilities assumed at the acquisition date is summarized below (In thousands):

Estimated fair value of net tangible liabilities assumed....  $(1,380)
Software....................................................   18,120
Other intangible assets.....................................      120
Goodwill....................................................    5,730

     Acquired software and intangible assets that are depreciable totaled $18.2 million and have a weighted average useful life of 4.9 years. Software was not amortized during 2001, as it was not available for general release to customers. Goodwill related to the 20 percent share of GETS acquired in November 2000 was amortized through the September 2001 acquisition of the remaining 80 percent of GETS and was included in equity in loss of investee.

     At August 31, 2001, amortization included in equity in loss of investee totaled $595,000. Pursuant to the issuance of FAS 141 and FAS 142, goodwill obtained with the September 2001 GETS acquisition is not subject to amortization.

4.  SALE OF BUSINESS UNITS

  SUMMIT AND STERLING HOTELS & RESORTS

     On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation ("IndeCorp") for approximately $12 million, including a $1.0 million promissory note and scheduled future payments due upon member hotel contract renewals. The $1.0 million promissory note bears interest at Prime plus 2 percent annually and is scheduled to mature on July 31, 2003, as amended.

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

                            PEGASUS SOLUTIONS, INC.

5.  GOODWILL AND INTANGIBLE ASSETS

     Pegasus is organized in two business segments -- technology and hospitality. In accordance with FAS 142, goodwill is subject to an annual impairment test, conducted at the business segment level. Based on the periodic impairment test conducted as of September 30, 2002, the Company does not believe goodwill for either business segment is impaired. The following table presents goodwill by business segment, net of accumulated amortization, and reflecting the reclassification of workforce-in-place (In thousands):

                                                       TECHNOLOGY   HOSPITALITY    TOTAL
                                                       ----------   -----------   --------
December 31, 2002....................................   $128,271      $11,262     $139,533
December 31, 2001....................................   $124,379      $12,542     $136,921

     Pegasus' adoption of FAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at December 31, 2002 and December 31, 2001 (In thousands):

                                               DECEMBER 31, 2002         DECEMBER 31, 2001
                                            -----------------------   -----------------------
                                            CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                             VALUE     AMORTIZATION    VALUE     AMORTIZATION
                                            --------   ------------   --------   ------------
Customer relationships....................  $52,376      $(48,146)    $52,376      $(30,942)
Non-compete agreements....................    3,820        (2,067)      3,820        (1,305)
Other.....................................       48           (18)         48           (11)
                                            -------      --------     -------      --------
Total.....................................  $56,244      $(50,231)    $56,244      $(32,258)

     During the years ended December 31, 2002, 2001 and 2000 the Company recorded amortization expense in relation to the above-listed intangible assets of $18.0 million, $16.5 million and $15.8 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (In thousands):

2003........................................................  $4,999
2004........................................................     769
2005........................................................     216
Thereafter..................................................      29

                            PEGASUS SOLUTIONS, INC.

     The following pro forma financial information compares the Company's net losses for the years ended December 31, 2002 and 2001 had the provisions of FAS 142 been applied on January 1, 2001 (In thousands, except per share amounts):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
Reported net loss...........................................  $(3,519)  $(29,737)
Goodwill amortization.......................................       --     10,415
Workforce in-place amortization.............................       --      4,225
                                                              -------   --------
Adjusted net loss...........................................  $(3,519)  $(15,097)
                                                              =======   ========
Basic and diluted earnings per share:
  Reported net loss.........................................  $ (0.14)  $  (1.21)
  Goodwill amortization.....................................       --       0.42
  Workforce in-place amortization...........................       --       0.17
                                                              -------   --------
  Adjusted net loss.........................................  $ (0.14)  $  (0.62)
                                                              =======   ========
Weighted average shares outstanding:
  Basic and diluted.........................................   24,818     24,570
                                                              =======   ========

6.  MARKETABLE SECURITIES

     Marketable securities held by the Company at December 31, 2002 and 2001 are classified as available-for-sale and consist of corporate debt and equity securities and obligations issued by governments and agencies. Approximately $3.1 million of corporate debt securities held at December 31, 2002, have contractual maturities exceeding one year. All other debt securities held at December 31, 2002 mature in 2003. Realized gains and losses are determined on a specific identification basis. In 2001, the Company recognized a $484,000 write-down of the carrying value of equity securities. The amortized cost and fair value of marketable securities at December 31, 2002 and 2001 are as follows (In thousands):

                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
December 31, 2002
  Corporate debt............................   $5,107        $17          $ --       $5,124
  Government and agency obligations.........    2,014          2            (2)       2,014
  Equity securities.........................       16         --           (15)           1
                                               ------        ---          ----       ------
  Total marketable securities...............   $7,137        $19          $(17)      $7,139
                                               ======        ===          ====       ======
December 31, 2001
  Corporate debt............................   $5,976        $32          $ (4)      $6,004
  Government and agency obligations.........    3,141          6            --        3,147
  Equity securities.........................       16         --            --           16
                                               ------        ---          ----       ------
  Total marketable securities...............   $9,133        $38          $ (4)      $9,167
                                               ======        ===          ====       ======

                            PEGASUS SOLUTIONS, INC.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

     To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2002. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities -- primarily trade receivables and payables.

     A summary of forward exchange contracts in place at December 31, 2002 follows (In thousands):

                                                               SELL     PURCHASE
                                                              -------   --------
Australian Dollar...........................................  $   193     $ --
Canadian Dollar.............................................      193       --
Swiss Franc.................................................       98       --
Danish Krone................................................       --      257
Euro........................................................   11,565       --
British Pound...............................................    1,247       --
Hong Kong Dollar............................................       --       33
Japanese Yen................................................       --      145
Norwegian Krona.............................................       --       28
Swedish Krona...............................................      729       --
Singapore Dollar............................................       89       --
Thai Baht...................................................       --       15
                                                              -------     ----
  Total.....................................................  $14,114     $478
                                                              =======     ====

     All contracts mature no later than February 2003. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2002.

8.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following (In thousands):

                                                                            ESTIMATED
                                                       2002       2001     USEFUL LIFE
                                                     --------   --------   ------------
Software...........................................  $ 91,330   $ 87,738   3 to 5 years
Computer equipment.................................    24,980     22,905   3 to 4 years
Furniture and equipment............................     5,130      4,377        7 years
Office equipment...................................     4,448      3,929        4 years
Leasehold improvements.............................    12,521      2,766     Lease term
                                                     --------   --------
                                                      138,409    121,715
Less: accumulated depreciation.....................   (66,967)   (54,350)
                                                     --------   --------
Property and equipment, net........................  $ 71,442   $ 67,365
                                                     ========   ========

     Depreciation expense for property and equipment was $29.6 million, $23.3 million and $18.6 million for 2002, 2001 and 2000, respectively.

                            PEGASUS SOLUTIONS, INC.

9.  DEBT

     As part of the consideration paid for REZ, the Company entered into a $20.0 million, 8 percent note payable to Reed Elsevier plc, the majority REZ shareholder, which was due on April 3, 2002. On June 15, 2001, the Company repaid the entire principal balance of $20.0 million, plus accrued interest of $2.0 million.

     In April 2000, the Company entered into a $30.0 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). Effective March 31, 2002, the Company amended and renewed its $30.0 million revolving credit facility through March 31, 2004. The credit facility has an interest rate based on Prime or LIBOR rates, as defined, adjusted upwards depending on calculated financial ratios. Amounts available under the credit facility are also subject to debt covenants, some of which are calculated using the Company's financial position and results of operations. There was no amount outstanding under the credit facility at December 31, 2002 or 2001.

     The Company has entered into two irrevocable standby letter of credit agreements with Chase Manhattan Bank totaling $2.6 million related to the leases for its new Dallas and Scottsdale offices. The amount available under the $30.0 million credit facility is reduced by these letters of credit.

     On January 14, 2003, the $2.6 million letter of credit with Chase Manhattan Bank was reduced by approximately $0.5 million to $2.1 million.

10.  STOCKHOLDERS' EQUITY

     On August 9, 2000, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During 2001, 196,000 shares were repurchased for an aggregate purchase price of $2.1 million. On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock. The repurchase is at the discretion of the board of directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. During 2002, 404,000 shares were repurchased at an aggregate purchase price of $4.6 million. The aggregate shares repurchased under Board approved plans through December 31, 2002 have been cancelled.

11.  STOCK-BASED COMPENSATION

     In accordance with the Company's 1996 stock option plan ("1996 Plan"), amended and approved by stockholders in March 1997, options to purchase 1.3 million shares of the Company's common stock may be granted to Company employees. In accordance with the Company's 1997 stock option plan ("1997 Plan"), approved by stockholders in March 1997, options to purchase shares of the Company's common stock may be granted to Company employees, non-employee directors and consultants. The 1997 Plan was amended and renamed the Pegasus Solutions, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan provides that the number of shares, reserved for issuance as options or restricted stock will be replenished by an amount equal to 4 percent of the number of shares of Company stock, as defined, outstanding as of the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2002 was approximately 29.4 million. The 2002 Plan also authorizes the grant of restricted stock each year, not to exceed 2.5 percent of the number of shares reserved for issuance under the 2002 Plan.

     In June 2002, the Compensation Committee of the Board of Directors granted 98,400 shares of restricted stock to certain executives and members of the Board of Directors. Based on the market value of the Company's common stock, the restricted stock grant was valued at $1.3 million. Compensation expense related to the restricted stock grant is being recognized ratably over the one year vesting period.

     Options granted under the 1996 and 2002 Plans (collectively "the Plans") may be in the form of incentive stock options or nonqualified stock options. The Compensation Committee of the board of directors

                            PEGASUS SOLUTIONS, INC.

("Committee") administers the Plans and determines grant prices. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee directors and consultants vest and expire as determined by the Committee. Options granted under the 1996 Plan before September 15, 1999 expire in December 2005. Options granted to Company employees under the 2002 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after September 15, 1999 under the Plans expire ten years from the date of grant. The Company's authorized but unissued common stock is used for issuance of shares as stock options are exercised.

     The following table summarizes activity under the Company's stock option plans during the years ended December 31 (In thousands, except per share amounts):

                                             NUMBER OF          WEIGHTED AVERAGE EXERCISE
                                          COMPANY OPTIONS            PRICE PER SHARE
                                       ---------------------   ---------------------------
                                       2002    2001    2000     2002      2001      2000
                                       -----   -----   -----   -------   -------   -------
Options outstanding at beginning of
  year...............................  3,830   3,069   1,859   $12.23    $13.53    $10.71
Granted..............................  1,027   1,601   1,586    13.70     10.30     16.89
Exercised............................   (293)   (216)   (110)    6.02      4.59      4.26
Canceled.............................   (194)   (624)   (266)   16.39     16.05     17.69
                                       -----   -----   -----
Options outstanding at end of year...  4,370   3,830   3,069    12.88     12.30     13.53
                                       =====   =====   =====   ======    ======    ======
Options exercisable at end of year...  1,810   1,376   1,073   $12.57    $10.70    $ 6.99
                                       =====   =====   =====   ======    ======    ======

     The following table summarizes information for stock options outstanding at December 31, 2002 (In thousands, except per share amounts):

                                     OPTIONS OUTSTANDING
                       -----------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED AVERAGE                      ----------------------------
                       NUMBER OF      REMAINING       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES         OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------        ---------   ----------------   ----------------   ---------   ----------------
$ 1.34...............      287        3.0 years            $ 1.34            287          $ 1.34
$ 2.07...............       43        3.0 years              2.07             43            2.07
$ 6.33 - $ 8.93......    1,031        7.5 years              7.74            456            7.27
$ 9.69 - $14.17......    1,797        8.9 years             12.75            295           11.72
$17.81 - $25.42......    1,173        7.1 years             20.26            697           20.95
$27.25 - $29.02......       39        3.0 years             28.95             32           28.94
                         -----                                             -----
$ 1.34 - $29.02......    4,370        7.6 years            $12.88          1,810          $12.57
                         =====                                             =====

     On January 2, 2003, the Company issued options to purchase 730,000 shares of the Company's common stock to its executive officers. The options vest ratably over four years.

     In May 1998, the Company's stockholders approved the Pegasus Solutions, Inc. 1997 Employee Stock Purchase Plan ("Stock Plan"). The Company has reserved 750,000 shares of its common stock for purchase by employees pursuant to the terms of the Stock Plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10 percent of their regular salary or wages withheld for the purpose of purchasing the Company's common stock. Under the Stock Plan, an eligible participating employee will be granted an option at the beginning of each plan year (the "Offering Commencement Date") to purchase at the end of the plan year (the "Offering Termination Date") shares of common stock using the amounts that have accumulated from the employee's payroll deductions made during the plan year at a price that is 85 percent of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date,

                            PEGASUS SOLUTIONS, INC.

whichever is lower. During 2002, 2001 and 2000, approximately 65,000, 48,000 and 72,000 shares were issued under the Stock Plan, respectively.

     Effective January 1, 2003, the Company will also offer its employees the ability to participate in the Stock Plan on a semi-annual basis under similar terms as described above.

12.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLANS

     In the United States, the Company sponsors a 401(k) defined contribution retirement plan ("401(k) Plan") covering full-time employees who have attained the age of 21. The 401(k) Plan allows eligible employees to defer receipt of up to 17 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately. The Company makes discretionary matching contributions for employees' annual contributions of up to 5 percent of employees' compensation. The Company's matching contributions vest one-third a year for three years. After three years of employment, an employee is fully vested in all matching contributions.

     In the United Kingdom, the Company sponsors a defined contribution retirement plan known as the Utell Limited Group Personal Pension Plan ("Utell Defined Contribution Plan"). The Utell Defined Contribution Plan covers all full-time employees not covered within the defined benefit plan described below, regardless of length of service, as well as temporary employees after more than three months service. Eligible employees can contribute up to 17.5 percent of their basic salary to various investment funds. Eligible employees may elect to participate at any time during their employment. The Company makes discretionary matching contributions for employees' annual contributions of 6 percent of the employee's basic salary when the employee contribution levels are 3 percent or above, and 4 percent when employee contributions are 2 percent. The Company's matching contributions vest immediately for employees.

     During 2002, 2001 and 2000, the Company contributed $1.9 million, $1.8 million and $1.1 million, respectively, to the 401(k) Plan. During 2002, and 2001, the Company contributed approximately $228,000 and $182,000, respectively, to the Utell Defined Contribution Plan. During the year-ended December 31, 2000, REZ and the Company contributed a total of $152,000 to the Utell Defined Contribution Plan.

     During 2002, the Company adopted a Deferred Compensation Plan (the "DCP") to provide supplemental retirement benefits to certain management employees of the Company. The Company recorded approximately $114,000 of expenses related to the DCP in 2002.

  DEFINED BENEFIT PLANS

     Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Employee Retirement Plan ("SERP"). The SERP was effective January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation, as defined.

     During 2002, the Board of Directors adopted an Executive Retirement Program, consisting of an amended and restated SERP and DCP. The amendment to the SERP, which reduced the Company's benefit obligation, was accounted for as a negative plan amendment in accordance with FAS 87, "Employers' Accounting for Pensions." Annually, commencing in 2003, the Company is obligated to make cash payments to a trust associated with benefits earned under the Executive Retirement Plan. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in the Company's ongoing operations.

                            PEGASUS SOLUTIONS, INC.

     In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation.

     At December 31, 2002, the Company recorded additional minimum liabilities applicable to the SERP and Utell Defined Benefit Plan of approximately $1.1 million and $1.5 million, respectively, for the excess of the plans' unfunded accumulated benefit obligation over the plans' unfunded accrued pension cost. Accordingly, a loss of $1.7 million, net of tax, was recorded in other comprehensive loss in 2002.

     For each defined benefit plan, the following tables provide a statement of funded status as of December 31, 2002 and 2001, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended (In thousands):

                                                                       UTELL DEFINED
                                                       SERP            BENEFIT PLAN
                                                 -----------------   -----------------
                                                  2002      2001      2002      2001
                                                 -------   -------   -------   -------
Benefit obligation at beginning of year........  $ 4,314   $ 2,514   $ 8,837   $ 7,889
Service cost...................................      511       365       704       777
Interest cost..................................      289       198       486       473
Plan participants' contributions...............       --        --       148       155
Amendments.....................................   (2,069)       --        --        --
Actuarial loss (gain)..........................      285     1,237       459      (457)
                                                 -------   -------   -------   -------
Benefit obligation at end of year..............  $ 3,330   $ 4,314    10,634   $ 8,837
                                                 =======   =======   =======   =======
Fair value of plan assets at beginning of
  year.........................................  $    --   $    --   $ 7,662   $ 8,063
Actual return on plan assets...................       --        --      (961)     (942)
Employer contribution..........................       --        --       371       386
Plan participants' contributions...............       --        --       148       155
                                                 -------   -------   -------   -------
Fair value of plan assets at end of year.......  $    --   $    --   $ 7,220   $ 7,662
                                                 =======   =======   =======   =======
Funded status..................................  $(3,330)  $(4,314)  $(3,414)  $(1,175)
Unrecognized actuarial loss....................    1,640     1,446     3,390       710
Unrecognized prior service cost................     (549)    1,619        --        --
Additional minimum pension liability...........   (1,091)       --    (1,511)       --
                                                 -------   -------   -------   -------
Net amount recognized..........................  $(3,330)  $(1,249)  $(1,535)  $  (465)
                                                 =======   =======   =======   =======

     The assumptions used in the measurement of the Company's benefit obligations as of December 31, 2002 and 2001 are as follows:

                                                                         UTELL DEFINED
                                                           SERP          BENEFIT PLAN
                                                     -----------------   -------------
                                                        2002      2001   2002    2001
                                                     ----------   ----   -----   -----
Discount rate......................................  6.75%-7.25%  7.25%  5.5%    6.0%
Expected return on plan assets.....................         N/A   N/A    7.0%    7.5%
Rate of compensation increase......................        5.0%   5.0%   3.8%    4.0%

                            PEGASUS SOLUTIONS, INC.

     The following table provides the components of net periodic benefit costs for the years ended December 31, 2002 and 2001 (In thousands):

                                                                       UTELL DEFINED
                                                            SERP       BENEFIT PLAN
                                                         -----------   -------------
                                                         2002   2001   2002    2001
                                                         ----   ----   -----   -----
Service cost...........................................  $511   $365   $ 704   $ 777
Interest cost..........................................   289    198     486     473
Expected return on plan assets.........................    --     --    (575)   (605)
Amortization of prior service cost.....................    99    136      --      --
Recognized net actuarial loss..........................    91     15      24      --
                                                         ----   ----   -----   -----
Net periodic benefit cost..............................  $990   $714   $ 639   $ 645
                                                         ====   ====   =====   =====

13.  INCOME TAXES

     Pretax loss from continuing operations for the years ended December 31 was taxed under the following jurisdictions (In thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Domestic.............................................  $(12,849)  $(39,332)  $(34,325)
Foreign..............................................     7,215        649      1,825
                                                       --------   --------   --------
                                                       $ (5,634)  $(38,683)  $(32,500)
                                                       ========   ========   ========

     Deferred taxes consisted of the following at December 31 (In thousands):

                                                               2002       2001
                                                              -------   --------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 5,551   $ 14,357
  Bad debt reserves.........................................      897      1,514
  Additional minimum pension liability......................      896         --
  Income tax credits........................................      628        828
  Various expense accruals..................................      440        412
  Stock option compensation expense.........................      530        252
  Other.....................................................      308        100
                                                              -------   --------
     Gross deferred tax assets..............................    9,250     17,463
     Valuation allowance....................................     (444)       (50)
                                                              -------   --------
     Gross deferred tax assets, net of valuation
       allowance............................................    8,806     17,413
                                                              -------   --------
Deferred tax liabilities:
  Acquired intangible assets................................   (3,391)   (22,825)
  Depreciation and amortization.............................   (4,118)    (4,891)
                                                              -------   --------
     Gross deferred tax liabilities.........................   (7,509)   (27,716)
                                                              -------   --------
Net deferred tax assets (liabilities).......................  $ 1,297   $(10,303)
                                                              =======   ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary

                            PEGASUS SOLUTIONS, INC.

differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance at December 31, 2002 and 2001 is related to various deferred tax assets established with the acquisition of REZ. The valuation allowance, if released, will decrease goodwill.

     At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards of approximately $25 million and $35 million, respectively. United Kingdom and other foreign net operating loss carryforwards for the respective periods were $3.0 million and $2.0 million as of such dates. The federal net operating loss carryforwards that existed at December 31, 2002 will begin to expire in 2019. The foreign net operating loss carryforwards that existed at December 31, 2002 will begin to expire in 2004. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future.

     The Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not intend to repatriate such earnings. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and United States residual tax.

     The components of the income tax benefit for the years ended December 31 were as follows (In thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Current provision:
  Federal...............................................  $    --   $    --   $ 3,185
  State.................................................       --        --        90
  Foreign...............................................    1,753       988       672
                                                          -------   -------   -------
                                                            1,753       988     3,947
                                                          -------   -------   -------
Deferred benefit:
  Federal...............................................   (3,944)   (7,840)   (8,249)
  State.................................................     (818)   (1,481)   (1,616)
  Foreign...............................................      894      (613)       --
                                                          -------   -------   -------
                                                           (3,868)   (9,934)   (9,865)
                                                          -------   -------   -------
Benefit for income taxes................................  $(2,115)  $(8,946)  $(5,918)
                                                          =======   =======   =======

     A reconciliation of taxes based on the federal statutory rate and the benefit for income taxes is summarized as follows for the years ended December 31:

                                                              2002     2001     2000
                                                              -----    -----    -----
Expected income tax benefit.................................  (35.0)%  (35.0)%  (35.0)%
Non-deductible amortization of goodwill.....................     --     14.7%    12.9%
Write-off of purchased in-process research and
  development...............................................     --       --      8.6%
Other permanent differences.................................    6.9%     0.2%    (1.6)%
State income taxes..........................................   (9.4)%   (2.5)%   (3.1)%
Other, net..................................................     --     (0.5)%     --
                                                              -----    -----    -----
Benefit for income taxes....................................  (37.5)%  (23.1)%  (18.2)%
                                                              =====    =====    =====

                            PEGASUS SOLUTIONS, INC.

14.  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office space and certain office equipment under non-cancelable lease agreements. The Company incurred rent expense of approximately $9.3 million, $9.8 million and $8.6 million in 2002, 2001 and 2000, respectively.

     Approximate future minimum lease payments, including landlord paid tenant improvements, at December 31, 2002, under non-cancelable lease agreements with original terms exceeding one year, were as follows (In thousands):

FISCAL YEAR ENDED DECEMBER 31,
------------------------------
2003........................................................  $ 9,148
2004........................................................    8,041
2005........................................................    6,866
2006........................................................    6,667
2007........................................................    6,382
Thereafter..................................................   28,113
                                                              -------
                                                              $65,217
                                                              =======

     Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2002.

     Funds for travel agency commission checks that have not cleared the Company's processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. Liabilities are recorded upon the Company's receipt of the funds from the bank, and total $6.9 million and $6.2 million at December 31, 2002 and 2001, respectively.

     Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

15.  RELATED PARTIES

     One Director of the Company serves as a senior vice president within Marriott International, Inc. In 2002, 2001 and 2000, the Company received $3.7 million, $3.7 million and $3.1 million, respectively, from Marriott and its affiliates for reservation services and Utell services. During the same years, the Company paid Marriott $1.5 million, $1.8 million and $1.8 million, respectively, for consolidating commission data and funds from its properties. At December 31, 2002, receivables from Marriott were $237,000.

     Another Director of the Company serves as a senior vice president within Hyatt Hotels Corporation. In 2002, 2001 and 2000, the Company received $639,000, $970,000 and $1.2 million, respectively, from Hyatt for reservation services and financial services. At December 31, 2002, receivables from Hyatt were $119,000.

     In conjunction with the formation of Travelweb, the Company contributed its Internet site, Travelweb.com, to Travelweb, and invested $2.2 million in Travelweb, including $1.8 million of cash and $361,000 of technology development costs. During 2002, the Company received $1.5 million for technology development and $336,000 for reservation services and financial services from Travelweb. The Company's Chief Executive Officer serves on the Board of Directors of Travelweb.

                            PEGASUS SOLUTIONS, INC.

16.  SEGMENT INFORMATION

     As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is organized into two reportable segments -- technology and hospitality.

     The technology segment provides CRS, electronic distribution, commission processing and property systems services to the global hotel industry. The hospitality segment provides hotel representation services offered under the Utell brand name. Hotel representation services offered under the Summit Hotels & Resorts and Sterling Hotels & Resorts brand names were sold in January 2001, while the Golden Tulip brand was sold in June 2001.

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

     The following table presents information about reported segments at and for the years ending December 31 (In thousands):

                                                                       RECONCILING
                                            TECHNOLOGY   HOSPITALITY      ITEMS       TOTAL
                                            ----------   -----------   -----------   --------
2002
Total revenues............................   $120,427      $69,523        $  --      $189,950
EBITDA....................................     27,677       13,410           --        41,087
2001
Total revenues............................    112,920       79,827           --       192,747
EBITDA....................................     18,233        1,149           --        19,382
2000
Total revenues............................     89,925       82,726           --       172,651
EBITDA....................................     14,338       10,884         (101)       25,121

                            PEGASUS SOLUTIONS, INC.

     Reconciling items for 2000 include acquisition costs that did not meet the criteria for capitalization and certain bank charges. A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the years ended December 31 is as follows (In thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Total EBITDA for reportable segments.................  $ 41,087   $ 19,382   $ 25,121
Write-off of purchased in-process research and
  development........................................        --         --     (8,000)
Equity in loss of investee...........................        --       (634)        --
Gain on sales of business units......................        --      5,538         --
Depreciation and amortization........................   (48,075)   (65,651)   (51,549)
Interest income......................................     1,277      1,655      3,464
Interest expense.....................................       (53)      (887)    (1,687)
Other................................................       130      1,914        151
                                                       --------   --------   --------
Consolidated loss before income taxes................  $ (5,634)  $(38,683)  $(32,500)
                                                       ========   ========   ========

     The following table presents revenue by geographic location for the years ended December 31, 2002, 2001 and 2000 (In thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Domestic.............................................  $113,759   $112,479   $106,493
International........................................    76,191     80,268     66,158
                                                       --------   --------   --------
Total revenue........................................  $189,950   $192,747   $172,651
                                                       ========   ========   ========

                            PEGASUS SOLUTIONS, INC.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes the consolidated quarterly results of operations for 2002 and 2001 (In thousands):

                                                          QUARTERS ENDED
                                          -----------------------------------------------
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                          --------   -------   ------------   -----------
2002
Service revenues........................  $ 45,907   $45,584     $ 46,614       $40,664
Customer reimbursements.................     2,803     3,042        2,556         2,780
                                          --------   -------     --------       -------
  Total Revenues........................    48,710    48,626       49,170        43,444
Income (loss) before provision for
  income taxes..........................    (1,334)   (3,203)       1,366        (2,463)
Net Income (loss).......................      (801)   (1,918)         672        (1,472)
Basic and diluted net income (loss) per
  share.................................     (0.03)    (0.08)        0.03         (0.06)
Basic weighted average shares
  outstanding...........................    24,732    24,837       24,880        24,822
Diluted weighted average shares
  outstanding...........................    24,732    24,837       24,642        24,822
2001
Service revenues........................    46,108    49,768       45,599        39,193
Customer reimbursements.................     2,800     3,174        3,282         2,823
                                          --------   -------     --------       -------
  Total Revenues........................    48,908    52,942       48,881        42,016
Loss before provision for income
  taxes.................................   (13,244)   (5,837)     (14,687)       (4,915)
Net loss................................   (11,083)   (4,467)     (10,851)       (3,336)
Basic and diluted net loss per share....     (0.45)    (0.18)       (0.44)        (0.14)
Basic and diluted weighted average
  shares outstanding....................    24,596    24,490       24,567        24,632

     Revenues for 2002 and 2001 have been reclassified to conform to the current year presentation and to give effect to the adoption of EITF 01-14 (see Note 1). In accordance with FAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of Stockholders under the captions "Nominees for Directors," "Directors Continuing in Office" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of stockholders under the caption "Named Executive Officers' Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of stockholders under the caption "Directors' and Officers' Ownership of Our Common Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of stockholders under the caption "Certain Transactions," which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Within the 90 days prior to the filing of this report, Pegasus carried out an evaluation, under the supervision and with the participation of Pegasus' management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pegasus' disclosure controls and procedures. Based upon that evaluation, Pegasus' Chief Executive Officer and Chief Financial Officer concluded that Pegasus' disclosure controls and procedures, as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in Pegasus' periodic SEC reports.

     In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization and that transactions are recorded as necessary:

     - to permit preparation of financial statements in conformity with generally accepted accounting principles, and

     - to maintain accountability for assets.

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

   2. The following documents are filed or incorporated by reference as exhibits to this annual report:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     2.1      Agreement and Plan of Merger dated November 16, 1999, as
              amended and restated, among the Company, Pegasus Worldwide,
              Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International
              Group, LTD. (incorporated by reference from Appendix A of
              the Company's Registration Statement (File No. 333-92683) on
              Form S-4 filed on December 14, 1999)
     3.1      Fourth Amended and Restated Certificate of Incorporation
              (incorporated by reference from Exhibit 3.1 of the Company's
              Form 10-Q filed with the Commission on May 15, 2000)
     3.2      Second Amended and Restated Bylaws
     3.3      Form of Certification of Designation, Preferences and Rights
              of Series A Preferred Stock of Pegasus Systems, Inc.
              (incorporated by reference from Exhibit 2 of the Company's
              Form 8-A filed with the Commission on October 9, 1998)
     4.1      Specimen of Common Stock certificate
     4.2      Fourth Amended and Restated Certificate of Incorporation
              (See Exhibit 3.1) Second Amended and Restated Bylaws (See
              Exhibit 3.2)
     4.3      Rights Agreement dated June 25, 1996 by and among the
              Company and certain holders of capital stock of the Company named therein
     4.4      Rights Agreement dated as of September 28, 1998 by and
              between the Company and American Securities Transfer &
              Trust, Inc. (incorporated by reference from Exhibit 4 of the
              Company's Current Report on Form 8-K filed with the
              Commission on October 9, 1998)
     4.5      Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with Commission on
              October 9, 1998)
   *10.1      Employment Agreement dated August 1, 2001 between the
              Company and John F. Davis III (incorporated by reference
              from Exhibit 10.1 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.2      Employment Agreement dated August 1, 2001 between the
              Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.3      Employment Agreement dated August 1, 2001 between the
              Company and Susan K. Cole (incorporated by reference from
              Exhibit 10.4 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.4      Employment Agreement dated August 1, 2001 between the
              Company and Ric L. Floyd (incorporated by reference from
              Exhibit 10.17 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   *10.5      Employment Agreement dated August 1, 2001 between the
              Company and Mark C. Wells (incorporated by reference from
              Exhibit 10.18 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
  +*10.6      Employment Agreement dated December 1, 2002 between the
              Company and John F. Davis, III
  +*10.7      Employment Agreement dated December 1, 2002 between the
              Company and Susan K. Cole
  +*10.8      Employment Agreement dated December 1, 2002 between the
              Company and Ric L. Floyd
  +*10.9      Employment Agreement dated December 1, 2002 between the
              Company and Mark C. Wells
  +*10.10     Employment Agreement dated December 1, 2002 between the
              Company and Gary Siegel
   *10.11     1996 Stock Option Plan, as amended
   *10.12     2002 Amended Stock Option Plan, (incorporated by reference from the Company's definitive proxy statement filed with the
              Commission on March 21, 2002)
   *10.13     1997 Employee Stock Purchase Plan, as amended
  +*10.14     Amended and Restated Supplemental Executive Retirement Plan
  +*10.15     Executive Deferred Compensation Plan
  +*10.16     Deferred Compensation Trust Agreement dated February 28,
              2003 between the Company and Charles Schwab Trust Company
    10.17     Amended and Restated Credit Agreement dated August 31, 2001, among the Company, Chase Bank of Texas, N.A., Compass Bank and Wells Fargo (incorporated by reference from Exhibit
              10.12 of the Company's Form 10-Q filed with the Commission on May 1, 2002)
    10.18     1st Amendment to the Amended and Restated Credit Agreement
              with Chase Bank of Texas, Compass Bank and Wells Fargo Bank
              (Texas), dated March 31, 2002 (incorporated by reference
              from Exhibit 10.24 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
    10.19     Form of Security Agreement dated April 17, 2000, among the
              Company, Chase Bank of Texas, N.A. and certain guarantors
              (incorporated by reference from Exhibit 10.15 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)
    10.20     Purchase Agreement dated October 31, 2000, among the
              Company, Global Enterprise Technology Solutions, LLC,
              Enterprise Hospitality Solutions, Inc., The Rivadalla Family
              Trust and Christian Rivadalla (incorporated by reference
              from Exhibit 10.16 of the Company's Form 10-Q filed with
              Commission on November 14, 2000)
    10.21     Office Lease dated January 31, 1997, First Amendment to
              Office Lease dated August 7, 1997, Second Amendment to
              Office Lease dated November 1, 1997 and Third Amendment to
              Office Lease dated November 2, 1999 between the Company and
              EastGroup Properties relating to property located at 11048
              N. 23rd Avenue, Phoenix, Arizona 85029 (incorporated by
              reference from Exhibit 10.18 of the Company's Form 10-K
              filed with the Commission on March 22, 2001)
    10.22     Office Lease dated September 1, 1987 and First Amendment to
              Office Lease dated October 26, 1989 between the Company and
              Bridger Properties relating to property located at 2 Kew
              Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company's Form 10-K filed with the
              Commission on March 22, 2001)
    10.23     Office lease dated September 17, 2001 between the Company
              and Dallas RPFIV Campbell Centre Associates Limited
              Partnership relating to property located at 8350 North
              Central Expressway, Dallas, Texas 75206 (incorporated by
              reference from 10.23 of the Company's Form 10-Q filed with the Commission on November 15, 2001)
    10.24     Office lease dated September 14, 2001 between the Company
              and Ryan Companies US, Inc. relating to property located at
              1400 North Pima Road, Scottsdale, Arizona 85260
              (incorporated by reference from 10.23 of the Company's Form
              10-Q filed with the Commission on November 15, 2001)
    10.25     Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.26     Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
   +21.1      Subsidiaries of the Company
   +23.1      Consent of PricewaterhouseCoopers LLP
   +24.1      Power of Attorney (included on signature page)
   +99.1      Certification of Chief Executive Officer, pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
   +99.2      Certification of Chief Financial Officer, pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

     Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.
---------------

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.

(b) Reports on Form 8-K

     There were no reports on Form 8-K that were filed during the quarter ended December 31, 2002.

ITEM 16.

     The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of stockholders under the caption "Independent Accountants," which information is incorporated herein by reference.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 17th day of March, 2003.

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

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

              /s/ JOHN F. DAVIS, III                    Chief Executive Officer and       March 17, 2003
 ------------------------------------------------      Chairman (Principal Executive
                John F. Davis, III                                Officer)

                /s/ SUSAN K. COLE                    Executive Vice President and Chief   March 17, 2003
 ------------------------------------------------       Financial Officer (Principal
                  Susan K. Cole                      Financial and Accounting Officer)

           /s/ WILLIAM C. HAMMETT, JR.                   Vice Chairman and Director       March 17, 2003
 ------------------------------------------------
             William C. Hammett, Jr.

              /s/ MICHAEL A. BARNETT                              Director                March 17, 2003
 ------------------------------------------------
                Michael A. Barnett

              /s/ ROBERT B. COLLIER                               Director                March 17, 2003
 ------------------------------------------------
                Robert B. Collier

              /s/ THOMAS F. O'TOOLE                               Director                March 17, 2003
 ------------------------------------------------
                Thomas F. O'Toole

              /s/ PAMELA H. PATSLEY                               Director                March 17, 2003
 ------------------------------------------------
                Pamela H. Patsley

               /s/ JEFFREY A. RICH                                Director                March 17, 2003
 ------------------------------------------------
                 Jeffrey A. Rich

                /s/ BRUCE W. WOLFF                                Director                March 17, 2003
 ------------------------------------------------
                  Bruce W. Wolff

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John F. Davis, III, certify that:

     1. I have reviewed this annual report on Form 10-K of Pegasus Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ JOHN F. DAVIS, III
                                          --------------------------------------
                                                    John F. Davis, III
                                           Chairman and Chief Executive Officer

Date: March 17, 2003

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Susan K. Cole, certify that:

     1. I have reviewed this annual report on Form 10-K of Pegasus Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ SUSAN K. COLE
                                          --------------------------------------
                                                      Susan K. Cole
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: March 17, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Pegasus Solutions, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 4, 2003 appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 4, 2003

                                                                     SCHEDULE II

                            PEGASUS SOLUTIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (IN THOUSANDS)

                                              ADDITIONS    ADDITIONS   ADDITIONS
                                 BALANCE AT   CHARGED TO    CHARGED      FROM                   BALANCE AT
                                 BEGINNING    COSTS AND    TO OTHER    ACQUIRED                   END OF
CLASSIFICATION                   OF PERIOD     EXPENSES    ACCOUNTS    COMPANIES   DEDUCTIONS     PERIOD
--------------                   ----------   ----------   ---------   ---------   ----------   ----------
December 31, 2000
  Allowance for doubtful
     accounts..................    $   82       $2,874       $ --       $11,924     $(7,721)      $7,159
  Income tax valuation
     allowance.................        --           --         --            50          --           50
                                   ------       ------       ----       -------     -------       ------
  Total reserves and
     allowances................        82        2,874         --        11,974      (7,721)       7,209
December 31, 2001
  Allowance for doubtful
     accounts..................     7,159        3,408         --           214      (4,991)       5,790
  Income tax valuation
     allowance.................        50           --         --            --          --           50
                                   ------       ------       ----       -------     -------       ------
  Total reserves and
     allowances................     7,209        3,408         --           214      (4,991)       5,840
December 31, 2002
  Allowance for doubtful
     accounts..................     5,790        1,289         --            --      (3,440)       3,639
  Income tax valuation
     allowance.................        50           --        394            --          --          444
                                   ------       ------       ----       -------     -------       ------
  Total reserves and
     allowances................    $5,840       $1,289       $394       $    --     $(3,440)      $4,083
                                   ======       ======       ====       =======     =======       ======

---------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in
     Item 8 of this annual report on Form 10-K.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     2.1      Agreement and Plan of Merger dated November 16, 1999, as
              amended and restated, among the Company, Pegasus Worldwide,
              Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International
              Group, LTD. (incorporated by reference from Appendix A of
              the Company's Registration Statement (File No. 333-92683) on
              Form S-4 filed on December 14, 1999)
     3.1      Fourth Amended and Restated Certificate of Incorporation
              (incorporated by reference from Exhibit 3.1 of the Company's
              Form 10-Q filed with the Commission on May 15, 2000)
     3.2      Second Amended and Restated Bylaws
     3.3      Form of Certification of Designation, Preferences and Rights
              of Series A Preferred Stock of Pegasus Systems, Inc.
              (incorporated by reference from Exhibit 2 of the Company's
              Form 8-A filed with the Commission on October 9, 1998)
     4.1      Specimen of Common Stock certificate
     4.2      Fourth Amended and Restated Certificate of Incorporation
              (See Exhibit 3.1) Second Amended and Restated Bylaws (See
              Exhibit 3.2)
     4.3      Rights Agreement dated June 25, 1996 by and among the
              Company and certain holders of capital stock of the Company named therein
     4.4      Rights Agreement dated as of September 28, 1998 by and
              between the Company and American Securities Transfer &
              Trust, Inc. (incorporated by reference from Exhibit 4 of the
              Company's Current Report on Form 8-K filed with the
              Commission on October 9, 1998)
     4.5      Form of Rights Certificate (incorporated by reference from
              Exhibit 3 of the Company's Form 8-A filed with Commission on
              October 9, 1998)
   *10.1      Employment Agreement dated August 1, 2001 between the
              Company and John F. Davis III (incorporated by reference
              from Exhibit 10.1 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.2      Employment Agreement dated August 1, 2001 between the
              Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.3      Employment Agreement dated August 1, 2001 between the
              Company and Susan K. Cole (incorporated by reference from
              Exhibit 10.4 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.4      Employment Agreement dated August 1, 2001 between the
              Company and Ric L. Floyd (incorporated by reference from
              Exhibit 10.17 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
   *10.5      Employment Agreement dated August 1, 2001 between the
              Company and Mark C. Wells (incorporated by reference from
              Exhibit 10.18 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
  +*10.6      Employment Agreement dated December 1, 2002 between the
              Company and John F. Davis, III
  +*10.7      Employment Agreement dated December 1, 2002 between the
              Company and Susan K. Cole
  +*10.8      Employment Agreement dated December 1, 2002 between the
              Company and Ric L. Floyd
  +*10.9      Employment Agreement dated December 1, 2002 between the
              Company and Mark C. Wells
  +*10.10     Employment Agreement dated December 1, 2002 between the
              Company and Gary Siegel
   *10.11     1996 Stock Option Plan, as amended
   *10.12     2002 Amended Stock Option Plan, (incorporated by reference from the Company's definitive proxy statement filed with the
              Commission on March 21, 2002)
   *10.13     1997 Employee Stock Purchase Plan, as amended
  +*10.14     Amended and Restated Supplemental Executive Retirement Plan
  +*10.15     Executive Deferred Compensation Plan
  +*10.16     Deferred Compensation Trust Agreement dated February 28,
              2003 between the Company and Charles Schwab Trust Company

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.17     Amended and Restated Credit Agreement dated August 31, 2001, among the Company, Chase Bank of Texas, N.A., Compass Bank and Wells Fargo (incorporated by reference from Exhibit
              10.12 of the Company's Form 10-Q filed with the Commission on May 1, 2002)
    10.18     1st Amendment to the Amended and Restated Credit Agreement
              with Chase Bank of Texas, Compass Bank and Wells Fargo Bank
              (Texas), dated March 31, 2002 (incorporated by reference
              from Exhibit 10.24 of the Company's Form 10-Q filed with the
              Commission on May 1, 2002)
    10.19     Form of Security Agreement dated April 17, 2000, among the
              Company, Chase Bank of Texas, N.A. and certain guarantors
              (incorporated by reference from Exhibit 10.15 of the
              Company's Form 10-Q filed with the Commission on May 15,
              2000)
    10.20     Purchase Agreement dated October 31, 2000, among the
              Company, Global Enterprise Technology Solutions, LLC,
              Enterprise Hospitality Solutions, Inc., The Rivadalla Family
              Trust and Christian Rivadalla (incorporated by reference
              from Exhibit 10.16 of the Company's Form 10-Q filed with
              Commission on November 14, 2000)
    10.21     Office Lease dated January 31, 1997, First Amendment to
              Office Lease dated August 7, 1997, Second Amendment to
              Office Lease dated November 1, 1997 and Third Amendment to
              Office Lease dated November 2, 1999 between the Company and
              EastGroup Properties relating to property located at 11048
              N. 23rd Avenue, Phoenix, Arizona 85029 (incorporated by
              reference from Exhibit 10.18 of the Company's Form 10-K
              filed with the Commission on March 22, 2001)
    10.22     Office Lease dated September 1, 1987 and First Amendment to
              Office Lease dated October 26, 1989 between the Company and
              Bridger Properties relating to property located at 2 Kew
              Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company's Form 10-K filed with the
              Commission on March 22, 2001)
    10.23     Office lease dated September 17, 2001 between the Company
              and Dallas RPFIV Campbell Centre Associates Limited
              Partnership relating to property located at 8350 North
              Central Expressway, Dallas, Texas 75206 (incorporated by
              reference from 10.23 of the Company's Form 10-Q filed with the Commission on November 15, 2001)
    10.24     Office lease dated September 14, 2001 between the Company
              and Ryan Companies US, Inc. relating to property located at
              1400 North Pima Road, Scottsdale, Arizona 85260
              (incorporated by reference from 10.23 of the Company's Form
              10-Q filed with the Commission on November 15, 2001)
    10.25     Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
    10.26     Form of Promissory Note agreement dated November 9, 2001
              between the Company and IndeCorp Corporation (incorporated by reference from 10.23 of the Company's Form 10-Q filed
              with the Commission on November 15, 2001)
   +21.1      Subsidiaries of the Company
   +23.1      Consent of PricewaterhouseCoopers LLP
   +24.1      Power of Attorney (included on signature page)
   +99.1      Certification of Chief Executive Officer, pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
   +99.2      Certification of Chief Financial Officer, pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

     Unless otherwise indicated, exhibits are incorporated by reference to the Company's Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.
---------------

+ Filed herewith.

* Management contract or compensatory plan or arrangement -- The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.