Form 10-Q
period 2003-03-31
PEGASUS SOLUTIONS INC
filed 2003-05-14
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    X        No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 9, 2003 was 24,790,396.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX



                                                                          Page
                                                                          ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                            3

a)     Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2003
       and  December  31,  2002                                              3
b)     Condensed Consolidated Statements of Operations and Comprehensive
       Loss for the Three Months Ended March 31, 2003 and 2002               4
c)     Condensed  Consolidated  Statements of Cash Flows for the
       Three Months Ended  March  31,  2003  and  2002                       5
d)     Notes  to  Condensed  Consolidated  Financial  Statements             6

     Item  2.  Management's  Discussion  and Analysis of Financial
               Condition and Results  of  Operations                         8
     Item  4.  Controls  and  Procedures                                     15
Part  II.  Other  Information

     Item  1.  Legal  Proceeding                                             16

     Item  6.  Exhibits  and  Reports  on  Form  8-K                         16

Signatures                                                                   17


Part  I.  Financial  Information
Item  1.  Financial  Statements

                                PEGASUS SOLUTIONS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                      (UNAUDITED)


                                                                ASSETS

                                                        MARCH 31,  DECEMBER 31,

                                                          2003       2002
                                                        ---------  ---------
Cash and cash equivalents                               $ 17,625   $ 19,893
Short-term investments                                     3,029      4,033
Accounts receivable, net                                  28,750     25,886
Other current assets                                       8,657      8,368
                                                        ---------  ---------
  Total current assets                                    58,061     58,180

Goodwill, net                                            139,533    139,533
Intangible assets, net                                     1,590      6,013
Property and equipment, net                               70,052     71,442
Other noncurrent assets                                   14,681     12,927
                                                        ---------  ---------
    Total assets                                        $283,917   $288,095
                                                        =========  =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                $ 24,723   $ 26,574
Unearned income                                           11,505      7,812
Other current liabilities                                  7,584      6,799
                                                        ---------  ---------
  Total current liabilities                               43,812     41,185

Noncurrent uncleared commission checks                     4,861      4,641
Other noncurrent liabilities                              15,174     16,379
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
 authorized; zero shares issued and outstanding                -          -
  Common stock, $0.01 par value; 50,000,000 shares
 authorized; 24,761,712 and 24,747,165 shares
 issued, respectively                                        248        247
  Additional paid-in capital                             287,795    287,676
  Unearned compensation                                     (237)      (571)
  Accumulated other comprehensive loss                    (1,702)    (1,705)
  Accumulated deficit                                    (66,034)   (59,757)
                                                        ---------  ---------
    Total stockholders' equity                           220,070    225,890
                                                        ---------  ---------
    Total liabilities and stockholders' equity          $283,917   $288,095
                                                        =========  =========



     See accompanying notes to condensed consolidated financial statements.


                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                           2003       2002
                                                         ---------  --------
Revenues:
  Service revenues                                       $ 38,390   $45,907
  Customer reimbursements                                   2,523     2,803
                                                         ---------  --------
    Total revenues                                         40,913    48,710

Costs of services:
  Cost of services                                         21,490    23,048
  Customer reimbursements                                   2,523     2,803
                                                         ---------  --------
    Total costs of services                                24,013    25,851

Research and development                                    1,513     2,010
General and administrative expenses                         6,135     5,834
Marketing and promotion expenses                            4,238     4,217
Depreciation and amortization                              12,118    12,140
Restructure costs                                           3,193         -
                                                         ---------  --------
Operating loss                                            (10,297)   (1,342)

Other income (expense):
  Interest income, net                                        380       261
  Other                                                       (34)     (253)
                                                         ---------  --------
Loss before income taxes                                   (9,951)   (1,334)

Income tax benefit                                          3,674       533

Net loss                                                 $ (6,277)  $  (801)
                                                         =========  ========

Other comprehensive income (loss):
     Change in unrealized gain (loss), net of tax               3       (27)
                                                         ---------  --------
Comprehensive loss                                       $ (6,274)  $  (828)
                                                         =========  ========

  Basic and diluted net loss per share                   $  (0.25)  $ (0.03)
                                                         =========  ========

  Basic and diluted weighted average shares outstanding    24,651    24,732
                                                         =========  ========



     See accompanying notes to condensed consolidated financial statements.


                                       PEGASUS SOLUTIONS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------

                                                             2003      2002
                                                         --------  --------
Cash flows from operating activities:
  Net loss                                               $(6,277)  $  (801)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                         12,118    12,140
    Other                                                    414     1,857
    Changes in assets and liabilities:
      Accounts receivable                                 (2,864)   (5,754)
      Other assets                                        (2,304)    1,398
      Accounts payable and accrued liabilities            (1,851)   (5,987)
      Unearned income                                      3,693     1,713
      Other liabilities                                     (144)    2,494
                                                         --------  --------
        Net cash provided by operating activities          2,785     7,060

Cash flows from investing activities:
  Purchase of marketable securities                            -    (2,104)
  Proceeds from maturity of marketable securities          1,000     6,970
  Purchase of property and equipment                      (6,335)   (5,518)
  Proceeds from sale of property and equipment                19         -
  Investment in Travelweb, LLC                                 -      (615)
  Collections of note receivable                             214         -
                                                         --------  --------
        Net cash used in investing activities             (5,102)   (1,267)

Cash flows from financing activities:
  Proceeds from issuance of common stock                      97       403
  Other                                                      (48)      (16)
                                                         --------  --------
        Net cash provided by financing activities             49       387

Net increase (decrease) in cash and cash equivalents      (2,268)    6,180
Cash and cash equivalents, beginning of period            19,893    13,438
                                                         --------  --------

Cash and cash equivalents, end of period                 $17,625   $19,618
                                                         ========  ========



   See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION

Pegasus Solutions, Inc. is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hospitality industry. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or "the Company"). All significant intercompany balances have been eliminated in consolidation. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality segments into one operating unit. As a result, the Company's operations have integrated support functions including consolidated sales and marketing, product development, service delivery, reservation and data management, information technology, finance and human resources. Because the Company has changed its management approach, organizational structure, operating performance assessment and reporting, and operational decision making from a segment perspective (technology and hospitality) to a view from one single company. Accordingly, the Company will no longer report separate segment information.

Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.     NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The effect of stock options is not included in the calculation of diluted net loss per share for the three months ended March 31, 2003 and 2002, as the effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculation were
5.0 million, and 3.7 million, as of March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company also has issued 98,400 shares of restricted stock, which vest in June 2003 that have not been included in the calculation of diluted net loss for the three months ended March 31, 2003, as the effect would be anti-dilutive.

3.     STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock option, restricted stock and employee stock purchase plans. Total compensation expense recorded for these plans was $334,000 and $13,000 for the three months ended March 31, 2003 and 2002, respectively.

The following table represents the effect on net loss and net loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (In thousands, except per share amounts):


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2003          2002
                                                            ----          ----

                        Net loss, as reported           $ (6,277)       $ (801)

Add:  Stock-based  employee  compensation expense
  included in reported loss, net  of  related  tax
  effects                                                    203             8


Deduct:  Total  stock-based  employee compensation
  expense determined under fair value  based  methods
  for all awards, net of related tax effects              (1,518)       (1,106)
                                                        ---------     ---------
Pro forma net loss                                      $ (7,592)     $ (1,899)
Net  loss  per  share,  basic  and  diluted:
  As reported                                           $  (0.25)      $ (0.03)
  Pro forma                                              $ (0.31)      $ (0.08)


The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock option plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized over the vesting period.

4.     RESTRUCTURE  COSTS

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, is expected to be substantially completed during the first half of 2003. The elimination of redundant positions represents approximately 10 percent of the Company's workforce, primarily due to the integration of support functions. The Company estimates restructure costs will total from $5 million to $6 million. During the quarter ended March 31, 2003, the Company recorded $3.2 million of restructure costs, comprised of $833,000 of costs paid or otherwise settled and $2.4 million of costs incurred and to be paid later, which are classified as accrued liabilities. These costs represented one-time termination benefits.

5.     CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties, and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level or operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties described in Pegasus' filings with the Securities and Exchange Commission, specifically including those appearing under the caption Risk Factors in our 2002 Annual Report on Form 10-K.

DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF THE ECONOMIC CLIMATE AND OTHER WORLD EVENTS

Our business is sensitive to changes in the demand for and average daily rates associated with hotel rooms. The weak economic climate and other world events, such as continuing terrorist threat alerts, the war in Iraq and continuing geopolitical uncertainty, have adversely impacted the travel industry and our business. These events were predicated by the terrorist attacks of September
11, 2001, which resulted in sharp declines in both the number of hotel room reservations and the average daily rate charged for hotel rooms. The overall long-term impact of these events on Pegasus and the travel industry is uncertain.

Although the recovery in the number of reservations subsequent to September 11, 2001 was quicker than anticipated, transatlantic business travel and average daily rates lagged behind the recovery in transaction volumes. Since our electronic distribution and central reservation system, or CRS, revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, 2001, recovered relatively quickly and were close to the levels seen prior to September 11, 2001. However, the recovery in transaction volumes stalled due to the weak economic environment, continuing terrorist alerts and the war in Iraq. Further, since our hotel representation and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we have experienced a lengthening in the sales cycle for some of our services, as new customers are hesitant to sign new contracts given the uncertain economic environment.

The weak economic climate in the United States, the war in Iraq and ongoing terrorist alerts have resulted in a decrease in the demand for hotel rooms and, therefore, have negatively impacted our revenues. In addition, financial crises in the airline industry and Severe Acute Respiratory Syndrome, or SARS, have negatively impacted the hospitality industry in recent months. We expect these negative business trends to continue into the second quarter and do not expect hotel reservation volume and average daily room rates to increase measurably until corporate earnings start to show improvement and accordingly the general corporate confidence drives business travel back to normal levels. Additional terrorist activities, escalation of hostilities in the Middle East or elsewhere, the continued spread of SARS, or further delays in the economic recovery could have a material adverse effect on our business, operating results and financial condition.

OVERVIEW

Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hospitality industry. Our customers and distribution channels include:

- Tens of thousands of travel agency locations around the world, including the 10 largest U.S.-based travel agencies based on revenues;
- More than 48,000 hotel properties around the globe, including the 50 largest hotel brands in the world based on total number of guest rooms; and
- Thousands of Web sites that have their hotel reservations "Powered by Pegasus" TM.

On February 4, 2003, we announced a strategic reorganization to integrate our technology and hospitality segments into one operating unit. The single operating unit will have integrated support functions including consolidated sales and marketing, product development, service delivery, reservation and data management, information technology, finance and human resources. The integration plan continues our existing strategy of better aligning our services with our customers' needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. This plan, which is expected to take approximately six months to substantially complete, includes the elimination of redundant positions and the consolidation of some facilities. Beginning in 2004, the estimated annual cost savings from the integration are expected to range from $9 million to $11 million. Because we have changed our management approach, organizational structure, operating performance assessment and reporting, and operational decision making from a segment perspective (technology and hospitality) to a view from one single company. Accordingly, we will no longer report separate segment information.

SERVICES

Through our comprehensive and integrated product offering we can provide one or more of the following systems and services to the global hospitality industry:
CRS, electronic distribution, hotel representation services, travel agent commission processing, and property management systems, or PMS

Reservation Services. We were formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the global distribution systems, or GDSs, which travel agents use to book airline reservations. This electronic distribution service supports a variety of distribution channels including the following:

- GDS connectivity - Our electronic distribution service is linked to all major GDSs and therefore connects our hotel customers to travel agents around the world.
- Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 45,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, HotWire.com, Lastminute.com, Amadeus' e-Travel, Continental.com, Orbitz.com, Travelweb.com and our own Utell.com.
- Hotel Internet sites - Our NetBookerTM service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

Our CRS is provided on an application service provider basis to approximately 8,000 hotel properties, representing more than 2.1 million hotel rooms worldwide. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing approximately 13,000 properties.

Our CRS service provides hotel customers with a license for our RezViewTM CRS software as well as the hardware and facilities necessary to process reservations. Our CRS service also includes the following support and outsourcing services:

-     System  administration
-     Database  administration
-     Electronic  distribution  channel  management
-     Telecommunications  management
-     Private-label  voice  reservation  services

Hotel Representation Services. Hotel Representation Services, offered under the Utell brand, include marketing programs, sales representation, a voice reservation network with local language capabilities in 41 countries, and distribution through all GDSs and a proprietary Internet booking site, www.Utell.com, with thousands of linked third-party Internet sites. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our hotel representation service, offered under the Utell brand, and use our systems and infrastructure to market and accept reservations for their rooms. Hotels typically utilize our hotel representation service for the following reasons:

- To achieve a cost-effective presence in the primary electronic distribution channels - GDSs and the Internet.
- To obtain a global voice reservation capability through which travel agents can book their rooms over the telephone via a local call with local language capabilities.
- To enhance the market image of the hotel by affiliation with a well-known name in hotel distribution.
-     To  benefit  from  worldwide  sales  and  marketing  support.

Utell is the oldest, largest and most diverse hotel representation service in the world providing hotel sales, marketing, voice reservation and GDS and Internet services for over 4,500 hotels in 147 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels.

In addition, Utell has two financial service offerings, Paytell and TravelCom. In some international markets, it is customary for travelers to prepay for hotel rooms and other travel arrangements. Paytell is a service that allows travelers to prepay for reservations, with Pegasus remitting amounts to hotels when the guest stay occurs. TravelCom is an Internet-based proprietary system that allows member hotels to expedite commission payments to travel agents.

Financial Services. Financial Services provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies in more than 200 countries. Key services include commission processing, commission reconciliation and tracking for member agencies, global commission solutions for participating hotels and PegsPay, our payment service targeted at travel distributors that operate under the merchant model.

Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $110 million of hotel commissions in the three months ended March 31, 2003.

Property Systems and Services. PegasusCentralTM is our Internet-based PMS service. Traditionally, hotel CRSs and PMSs had separate databases that communicated only intermittently, often resulting in unbalanced inventories. With PegasusCentral, when a hotel reservation is made from a central reservations office, via the Internet, or at the property, only one database is accessed. This centralized inventory stores all pertinent information for both the central reservation and property management functions and provides consistent, real-time access to rates, availability and other detailed property information. PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions, including:

-     Enhanced  property  management
-     Multi-property  central  reservation
-     Customer  relationship  management
-     Sales  and  catering
-     Point-of-sale
-     Back-office  modules  such  as  receivables,  payables  and  purchasing

In 2002, Six Continents Hotels named it as one of two preferred PMS standards for its 2,500-plus Holiday Inn and Holiday Inn Express properties. Particularly in today's economic climate, these and other hotel companies can realize the benefits of PegasusCentral through the following:

- Reduced capital equipment expenditures - Other PMS services typically require significant capital expenditures. Because PegasusCentral is Internet-based, hotel properties will incur only the cost of a computer with Internet access to operate this system. Centrally hosted hardware and data services are located at Pegasus' data center, providing secure central storage for applications and data.
- Reduced employee training costs - PegasusCentral's Internet-based technology is easy to use, offering convenient pull-down menus, substantially reducing the customer's learning curve. In addition, users can take advantageof interactive online training modules.
- Reduced IT staffing costs - PegasusCentral performs system upgrades from a centralized facility resulting in instant product rollouts to all locations. This reduces the need for on-site technical experts and eliminates long rollout schedules and complex system upgrades.
- Available per-transaction pricing - With available per-transaction pricing, hotels pay transaction fees only as their rooms are occupied, better aligning technology costs with room revenues.

In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc., or REZ, and Global Enterprise Technology Solutions, LLC, or GETS. Revenues for the first three months of 2003 consisted of maintenance and support fees related to these PMS software solutions, as well as revenues from our PegasusCentral service.

REVENUES

The classification of service revenues and customer reimbursements has been reflected in the financial statements to conform with current-year presentation and to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14. Under EITF 01-14, Pegasus' billings for out-of-pocket expenses, such as third-party vendor GDS and telecommunication charges, are classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services. The adoption of EITF 01-14 had no effect on our financial position, operating loss, cash flows or per-share results.

Revenues applicable to customer reimbursements are primarily related to GDS fees that we pay on behalf of and subsequently bill our customers. In the future, if our customers decide to pay their bills directly, our customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly.

Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Reservation Services revenues represented approximately 43 percent of service revenues for the three months ending March 31, 2003.

Hotel Representation Services. Hotel Representation Services revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, the Paytell service allows international travelers, who book rooms at hotels for which we provide representation services, to prepay for their hotel rooms in the hotel's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from transaction fees and the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. Hotel Representation Services revenues represented approximately 34 percent of service revenues for the three months ending March 31, 2003.

Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 19 percent of service revenues for the three months ending March 31, 2003.

Property Systems and Services. Property Systems and Services revenues primarily consist of maintenance and support fees related to the REZ and GETS acquisitions. In addition, Property Systems and Services revenues include fees from our PegasusCentral product, which are recognized monthly. Property Systems and Services represented approximately 4 percent of service revenues for the three months ending March 31, 2003.

Other Services. Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

COSTS

Pegasus' costs of services consists principally of personnel costs relating to information technology, customer service and telemarketing, facilities and equipment maintenance costs. Costs of services also includes the cost of customer reimbursements. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, legal and accounting-related, and certain facilities costs. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software and intangible assets.

FLUCTUATION  OF  FOREIGN  CURRENCIES

Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the Euro and the British Pound relative to the U.S. Dollar result in Pegasus earning more or less revenue and expending more or less in expenses than it otherwise might have earned if currency rates had remained stable.

STRATEGIC  INTEGRATION  PLAN

On February 4, 2003, Pegasus announced a strategic reorganization to integrate its technology and hospitality segments into one operating unit. The single operating unit will have integrated customer-driven support functions including consolidated sales and marketing, product development, service delivery, reservation and data management, information technology, finance and human resources.

The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, is expected to be substantially completed during the first half of 2003. Beginning in 2004, the estimated annual cost savings are expected to range from $9 million to $11 million. As a result of the plan, Pegasus expects to incur restructure costs ranging from $5 million to $6 million, of which $3.2 million was recorded in the three months ended March 31, 2003. The remaining costs will be recorded over the next several quarters in 2003. The elimination of redundant positions represents approximately 10 percent of the Company's workforce, primarily due to the integration of support functions.

RESULTS  OF  OPERATIONS

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

Revenues. As reflected in the table below, total revenues for the three months ended March 31, 2003 and 2002 were $40.9 million and $48.7 million, respectively. Total service revenues decreased $7.5 million, or 16 percent to $38.4 million for the three months ended March 31, 2003, compared to $45.9 million for the same period in 2002. Excluding a $3.5 million termination fee received from a customer following the termination of its contract in March 2002, service revenues decreased $4.0 million. Overall, year-over-year revenue comparisons are impacted by the economic climate in the United States and internationally, the war with Iraq, financial crises in the airline industry and the emergence of SARS, as well as the effect the September 11, 2001 events had on the three months ended March 31, 2002.

Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands):


                                                         Three  months  ended
                                                              March 31,
                                                         2003          2002
                                                         ----          ----

                        Reservation Services           $16,645       $22,684
                        Hotel Representation Services   13,033        14,593
                        Financial Services               7,234         6,948
                        Property Systems & Services      1,478         1,682
                                                        ------        ------
                           Total service revenues       38,390        45,907

                           Customer reimbursements       2,523         2,803
                                                       -------       -------
                           Total revenues              $40,913       $48,710
                                                       =======       =======

     Total  continuing  operations,
     excluding  revenues  for  customer
     reimbursements  (1)                               $38,390       $42,373
                                                       =======       =======

(1) Excludes a $3.5 million termination fee included in Reservation Services in March 2002.



Reservation Services revenues decreased $6.0 million, or 27 percent, to $16.6 million for the three months ended March 31, 2003, compared to $22.7 million for the same period in 2002. Excluding the impact of the $3.5 million termination fee, noted above, reservation services revenues decreased $2.5 million, or 13 percent. The decrease was primarily due to the termination of two customer contracts that provided $3.8 million of revenue in the three months ended March 31, 2002, offset by a $1.7 million increase in electronic distribution revenues due to a 35 percent increase in Internet transactions.

Hotel Representation Services revenues decreased by $1.6 million, or 11 percent, to $13.0 million for the three months ended March 31, 2003, compared to $14.6 million for the same period in 2002. The reduction in revenues was due to a decrease in reservation fees, caused primarily by the global economic climate and other world events, which led to a sharp decline in domestic and transatlantic bookings for Utell hotels, as well as a decrease in the number of hotels Utell represents as a result of a strategic initiative in 2002 to upgrade Utell's hotel portfolio.

Financial Services revenues increased $286,000, or 4 percent, to $7.2 million for the three months ended March 31, 2003, compared to $6.9 million for the same period in 2002. The increased revenue was primarily attributable to our new
PegsPay service, the addition of new travel agencies, and the impact of favorable foreign currency exchange rate fluctuations, offset by the impact of a reduction in average daily rates charged by hotels.

Property Systems and Services revenues for the three months ended March 31, 2003 and 2002 were essentially flat.

Customer reimbursements decreased approximately $280,000 to $2.5 million in the three months ended March 31, 2003, compared to $2.8 million in the same period in 2002 due to a decrease in our customers' GDS transaction volume.

Cost of services. Cost of services, excluding customer reimbursements, was $21.5 million for the three months ended March 31, 2003, compared to $23.0 million for the same period in 2002. The decrease was primarily due to a $1.0 million reduction in bad debt expense due to an overall improvement in the collectibility of the Company's accounts receivable as compared to the prior year, which was partially caused by the uncertainty of the impact of the events of September 11th on customer accounts, $700,000 of employee-related costs incurred in 2002 but not in 2003, and reductions in volume-related costs of services. These decreases were offset by approximately $900,000 of non-recurring costs incurred in 2003, primarily related to the Company's move of the Arizona office and data center and transition activities resulting from the Company's strategic integration. Cost of services as a percentage of service revenues was 56 percent and 50 percent for the three months ended March 31, 2003 and 2002, respectively.

Research and development. Research and development expenses were $1.5 million for the three months ended March 31, 2003, compared to $2.0 million in the same period in 2002. The decrease was primarily due to an increase in the capitalization of payroll costs associated with software development efforts. Research and development expenses as a percentage of service revenues were 4 percent for the three months ended March 31, 2003 and 2002.

General and administrative expenses. General and administrative expenses were $6.1 million for the three months ended March 31, 2003, compared to $5.8 million for the same period in 2002. The increase was primarily due to higher employee-related and insurance costs. General and administrative expenses as a percentage of service revenues were 16 percent and 13 percent for the three months ended March 31, 2003 and 2002, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $4.2 million for the three months ended March 31, 2003 and 2002. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 9 percent for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $12.1 million for the three months ended March 31, 2003 and 2002.

Restructure costs. During the three months ended March 31, 2003, Pegasus incurred $3.2 million of restructuring charges, primarily consisting of one-time termination benefits related to reorganizing its operations from a business unit structure into distinct functional areas. Restructuring included $833,000 of costs paid or otherwise settled and $2.4 million of costs incurred and to be paid later, which are classified as accrued liabilities.

Income tax benefit. Pegasus recorded income tax benefit of $3.7 million, representing an effective tax rate of 37 percent, for the three months ended March 31, 2003, compared to an income tax benefit of $533,000, representing an effective tax rate of 40 percent, for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2003 differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, offset by nondeductible expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of liquidity at March 31, 2003 included cash and cash equivalents of $17.6 million, short-term investments of $3.0 million and an unused revolving credit facility of $30.0 million with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas), which extends through March 31, 2004.

Pegasus has entered into two irrevocable standby letter of credit agreements with JP Morgan Chase Bank totaling $2.6 million related to the leases for its new Dallas and Scottsdale offices. On January 14, 2003, the $2.6 million letters of credit were reduced to $2.1 million as a result of the annual $450,000 decrease to one of the letters of credit. The amount available to Pegasus under the $30 million credit facility is reduced by these letters of credit.

Pegasus had working capital of $14.2 million at March 31, 2003, compared to a working capital of $17.0 million at December 31, 2002. Working capital decreased primarily as a result of capital expenditures, partially offset by cash flows from operations. Net cash provided by operating activities decreased to $2.8 million for the three months ending March 31, 2003, from $7.1 million for the same period in 2002, primarily due to a reduction in service revenues and the impact of restructure costs incurred in 2003.

Net cash used in investing activities rose to $5.1 million for the three months ended March 31, 2003 compared to $1.3 million for the same period in 2002. This increase was primarily the result of a decrease in net proceeds from marketable securities, which contributed net cash of $4.9 million for the three months ended March 31, 2002, compared to $1.0 million for the same period in 2003. Additionally, capital expenditures increased slightly because of costs associated with our new offices in Scottsdale and an increase in capitalized software development.

Pegasus expects to continue to incur capital expenditures related to adding capacity to existing systems and software development, which we estimate will total from $18 million to $20 million for 2003. Operating leases continue to be the only off-balance sheet financing arrangements in which Pegasus engages.

On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of Pegasus' common stock. No shares were repurchased during the three months ended March 31, 2003. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

We estimate total restructure costs to implement our strategic reorganization will total from $5 million to $6 million. Beginning in 2004, the estimated annual cost savings expected to result from the reorganization range from $9 million to $11 million.

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

Pegasus believes its cash flows from operations, together with funds available from debt financing will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Within the 90 days prior to the filing of this report, Pegasus carried out an evaluation, under the supervision and with the participation of Pegasus' management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pegasus' disclosure controls and procedures. Based upon that evaluation, Pegasus' Chief Executive Officer and Chief Financial Officer concluded that Pegasus' disclosure controls and procedures, as defined in Rules 13(a) -14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in Pegasus' periodic SEC reports.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

Exhibit 10.1 - Employment agreement dated January 1, 2003 between the Company and Joseph W. Nicholson.

Exhibit 99.1 - Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  99.3  - Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit  99.4  - Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports  on  Form  8-K  filed

On  February  5,  2003, Pegasus Solutions, Inc. filed a report on Form 8-K under
Item 5 - Other Events for its press release announcing its financial results for the fourth quarter and year ended December 31, 2002, as well as its plans to strategically integrate the Company.

On April 30, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 9 - Regulation FD Disclosure for its press release announcing its financial results for the first quarter ended March 31, 2003.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.





                    May 14, 2003                        /s/ JOHN F. DAVIS, III
                                                           John F. Davis, III,
                                              --------------------------------
                                                               Chairman, Chief
                                               Executive Officer and President








                    May 14, 2003                            /s/ SUSAN K. COLE
                                                               Susan K. Cole,
                                             --------------------------------
                                                     Executive Vice President
                                                  and Chief Financial Officer
                                               (Principal Accounting Officer)

EXHIBIT  INDEX


Exhibit  Number          Description
---------------          -----------

10.1 Employment agreement dated January 1, 2003 between the Company and Joseph W. Nicholson.

99.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.