Form 10-Q
period 2003-06-30
PEGASUS SOLUTIONS INC
filed 2003-08-14
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    X        No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 12, 2003 was 24,982,080.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX



                                                       Page
                                                       ----

Part  I.  Financial  Information

    Item  1.  Financial  Statements  (Unaudited)     3

a)  Condensed  Consolidated  Balance  Sheets  as  of  June  30,  2003
    and  December  31,  2002                                                  3
b)  Condensed  Consolidated  Statements of Operations and Comprehensive Loss
    for  the  Three  and  Six  Months  Ended  June  30,  2003  and 2002       4
c)  Condensed  Consolidated  Statements  of  Cash  Flows  for  the Six Months
    Ended  June  30,  2003  and  2002                                         5
d)  Notes  to  Condensed  Consolidated  Financial  Statements                 6

  Item  2.  Management's  Discussion  and Analysis of Financial Condition and
  Results  of  Operations                                                     10
Item  4.  Controls  and  Procedures                                           20
Part  II.  Other  Information

  Item  1.  Legal  Proceedings                                                21

  Item  2.  Changes  in  Securities  and  Use  of  Proceeds                   21

  Item  4.  Submission  of  Matters  to  a  Vote of Security Holders          22

  Item  6.  Exhibits  and  Reports  on  Form  8-K                             22

Signatures                                                                    23



Part  I.  Financial  Information
Item  1.  Financial  Statements

                                   PEGASUS SOLUTIONS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                         (UNAUDITED)


                                                   ASSETS


                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003          2002
                                                                  ----------  --------------
Cash and cash equivalents                                         $  20,363   $      19,893
Short-term investments                                                4,051           4,033
Accounts receivable, net                                             26,492          25,886
Other current assets                                                  7,892           8,368
                                                                  ----------  --------------
  Total current assets                                               58,798          58,180

Goodwill, net                                                       139,533         139,533
Intangible assets, net                                                1,398           6,013
Property and equipment, net                                          68,738          71,442
Other noncurrent assets                                              15,278          12,927
                                                                  ----------  --------------
    Total assets                                                  $ 283,745   $     288,095
                                                                  ==========  ==============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                          $  22,959   $      26,574
Unearned income                                                      11,217           7,812
Other current liabilities                                             6,633           6,799
                                                                  ----------  --------------
  Total current liabilities                                          40,809          41,185

Noncurrent uncleared commission checks                                5,059           4,641
Other noncurrent liabilities                                         16,058          16,379
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
     zero shares issued and outstanding                                   -               -
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     24,942,507 and 24,747,165 shares issued, respectively              249             247
  Additional paid-in capital                                        289,326         287,676
  Unearned compensation                                                   -            (571)
  Accumulated other comprehensive loss                               (1,705)         (1,705)
  Accumulated deficit                                               (66,051)        (59,757)
                                                                  ----------  --------------
    Total stockholders' equity                                      221,819         225,890
                                                                  ----------  --------------
    Total liabilities and stockholders' equity                    $ 283,745   $     288,095
                                                                  ==========  ==============


           See accompanying notes to condensed consolidated financial statements.




                                                PEGASUS SOLUTIONS, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF
                                           OPERATIONS AND COMPREHENSIVE LOSS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)


                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                      2003         2002       2003      2002
                                                                     ------       ------     ------    ------
Revenues:
  Service revenues                                                 $  40,104   $  45,584   $ 78,494  $ 91,491
  Customer reimbursements                                              2,827       3,042      5,350     5,845
                                                                      ------    --------     ------    -------
    Total revenues                                                    42,931      48,626     83,844    97,336

Costs of services:
  Cost of services                                                    21,652      23,918     43,142    46,966
  Customer reimbursements                                              2,827       3,042      5,350     5,845
                                                                       ------------------  ---------  --------
    Total costs of services                                           24,479      26,960     48,492    52,811

Research and development                                               1,083       1,280      2,596     3,289
General and administrative expenses                                    6,247       6,772     12,382    12,606
Marketing and promotion expenses                                       4,177       4,845      8,415     9,062
Depreciation and amortization                                          5,156      12,254     17,274    24,394
Restructure costs                                                      2,676           -      5,869         -
                                                                     ---------  ---------  ---------  --------
Operating loss                                                          (887)     (3,485)   (11,184)   (4,826)

Other income (expense):
  Interest income, net                                                   220         295        600       557
  Other                                                                   64         (13)        30      (266)
                                                                     --------   ---------  ---------  --------
Loss before income taxes                                                (603)     (3,203)   (10,554)   (4,535)

Income tax benefit                                                       586       1,285      4,260     1,818

Net loss                                                            $    (17)  $  (1,918)  $ (6,294) $ (2,717)
                                                                    ========== ==========  =========  ========

Other comprehensive income (loss):
     Change in unrealized gain (loss), net of tax                         (3)          7          -       (20)
                                                                       ------------------  ---------  --------
Comprehensive loss                                                  $    (20)  $  (1,911)  $ (6,294)  $(2,737)
                                                                    ========== ==========  =========  ========

  Basic and diluted net loss per share                              $  (0.00)  $   (0.08)  $  (0.25)  $ (0.11)
                                                                    ========== ==========  =========  ========

  Basic and diluted weighted average shares outstanding               24,768      24,837     24,710    24,785
                                                                    ==========  =========  =========  ========


                        See accompanying notes to condensed consolidated financial statements.



                                             PEGASUS SOLUTIONS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------
                                                                                             2003        2002
                                                                                          ----------   ---------
Cash flows from operating activities:
  Net loss                                                                                 $  (6,294)  $ (2,717)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                             17,274     24,394
    Other                                                                                      1,112      2,572
    Changes in assets and liabilities:
      Accounts receivable                                                                       (606)    (4,870)
      Other assets                                                                            (4,407)        30
      Accounts payable and accrued liabilities                                                (3,615)    (3,252)
      Unearned income                                                                          3,405      1,988
      Other liabilities                                                                           30      3,639
                                                                                           ----------  ---------
        Net cash provided by operating activities                                              6,899     21,784

Cash flows from investing activities:
  Purchase of marketable securities                                                                -     (6,740)
  Proceeds from maturity of marketable securities                                              2,000      8,900
  Purchase of property and equipment                                                         (10,009)   (15,991)
  Proceeds from sale of property and equipment                                                   103          -
  Investment in Travelweb, LLC                                                                     -       (615)
  Collections of note receivable                                                                 433          -
                                                                                           ----------  ---------
        Net cash used in investing activities                                                 (7,473)   (14,446)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                       1,144      1,241
  Purchase of treasury stock                                                                       -     (1,034)
  Other                                                                                         (100)       (39)
                                                                                          -----------  ---------
        Net cash provided by financing activities                                              1,044        168

Net increase in cash and cash equivalents                                                        470      7,506
Cash and cash equivalents, beginning of period                                                19,893     13,438
                                                                                          -----------  ---------

Cash and cash equivalents, end of period                                                   $  20,363   $ 20,944
                                                                                           ==========  =========


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

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality segments into one operating unit. As a result, the Company's operations have integrated support functions including consolidated sales and marketing, product development, service delivery, reservation and data management, information technology, finance and human resources. Because the Company has changed its management approach, organizational structure, operating performance assessment and reporting, and operational decision making from a segment perspective (technology and hospitality) to a single company perspective, the Company will no longer report separate segment information.

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

2.     NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The effect of stock options is not included in the calculations of diluted net loss per share for the three and six months ended June 30, 2003 and 2002, as their effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculations were
4.7 million and 4.5 million for the three and six months ended June 30, 2003 and 2002, respectively.

3.     STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock option, restricted stock and employee stock purchase plans. Total compensation expense recorded for stock option and restricted stock plans was $237,000 and $94,000 for the three months ended June 30, 2003 and 2002, respectively, and $571,000 and $107,000 for the six months ended June 30, 2003 and 2002, respectively.

The following table represents the effect on net loss and net loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (In thousands, except per share amounts):

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                      2003       2002        2003          2002
                                      ----       ----        ----          ----

Net loss, as reported             $   (17)     $ (1,918)  $ (6,294)   $  (2,717)
Add:  Stock-based  employee
compensation expense     included
 in reported loss, net of related
 tax effects                          144            61        347           70
Deduct:  Total  stock-based  employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects         (1,525)       (1,272)    (3,091)      (2,405)
                                   -------       -------    -------      -------
  Pro forma net loss            $  (1,398)     $ (3,129)  $ (9,038)    $ (5,052)

Net  loss  per  share,
basic  and  diluted:
   As reported                  $   (0.00)     $  (0.08)  $  (0.25)    $  (0.11)
   Pro forma                    $   (0.06)     $  (0.13)  $  (0.37)    $  (0.20)

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock option plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized over the vesting period.

4.     RESTRUCTURE  COSTS

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which includes the elimination of redundant positions and consolidation of certain facilities, was substantially completed during the first half of 2003. The elimination of redundant positions represented approximately 10 percent of the Company's workforce, primarily due to the integration of support functions.

For the three and six months ended June 30, 2003, the Company recorded restructure charges of $2.7 million and $5.9 million, respectively. Restructure costs are comprised of one-time termination benefits totaling $4.4 million and facilities-related and other charges totaling $1.5 million. As of June 30, 2003, unpaid restructure costs of $1.9 million are included in other current and noncurrent liabilities and are primarily facilities-related costs.

5.     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have any impact on the Company's results of operations or financial condition.

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003. For arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company sold its Summit Hotels and Resorts and Sterling Hotels & Resorts brand business to Indecorp Corporation ("Indecorp") on January 10, 2001. The sale agreement, as amended, provided for a $1.0 million and a $6.0 million promissory note from Indecorp. The $1.0 million promissory note bears interest at an annual rate equal to prime plus 2 percent. The $6.0 million note requires monthly payments for a period of eight years commencing July 1, 2002, and bears interest at an annual rate of 7 percent. The Company also accepted a $2.8 million promissory note that replaced existing outstanding trade receivables. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at an annual rate of 7 percent. During 2001, the Company recognized a $4.8 million pre-tax gain on the sale of Summit and Sterling.

The Company has evaluated its relationship with Indecorp and has determined that Indecorp is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary of Indecorp as defined by FIN 46 and, as a result, despite having no voting or operational control, the Company is required to consolidate Indecorp effective July 1, 2003.

As a result of the foregoing, the Company will account for Indecorp in accordance with FIN 46 as if it had been consolidated since the sale of Summit and Sterling on January 10, 2001. Accordingly, the Company will record a cumulative-effect adjustment related to the adoption of FIN 46 in the third quarter of 2003, which is anticipated to include the effects of the reversal of the pre-tax gain of $4.8 million recognized on the initial sale. Additionally, the Company will begin consolidating Indecorp's assets, liabilities and results of operations as of July 1, 2003. Based solely on unaudited financial information provided to the Company's management by Indecorp on a voluntary basis (which we have not, at this point, taken any independent steps to verify), Indecorp's total assets, liabilities, revenues, operating expenses, and net loss as of and for the unaudited nine months ended March 31, 2003 on a stand-alone basis were $18.0 million, $18.1 million, $17.7 million, $17.4 million, and $(1.2) million, respectively. Indecorp is actively pursuing options to obtain additional third-party capital that may relieve our requirement to consolidate its financial results. However, there can be no assurance that such a transaction will occur. To the extent that Indecorp is unsuccessful in obtaining a sufficient capital infusion, and its shareholders' equity balance is less than zero, Indecorp's future losses will be recognized by the Company. Any such losses recognized by the Company would be equally offset to the extent that Indecorp has future income prior to any allocations to minority interest holders.

In  April  2003,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a significant impact on the Company's results of operations or financial condition.

6.     CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

7.     SUBSEQUENT  EVENTS

On July 21, 2003, the Company issued $75 million aggregate principal amount of convertible senior notes through a private placement offering. As part of this offering, the Company granted initial purchasers of the notes a 30 day option to purchase up to an additional $15 million aggregate principal amount of convertible senior notes. The Company expects to use the net proceeds from the offering for working capital and other general corporate purposes.

These notes bear interest at an annual rate of 3.875 percent, payable semi-annually, through the maturity date of July 15, 2023. Each note will be convertible into Pegasus' common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus' common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur.

The Company may redeem all or some of the notes for cash at any time on or after July 15, 2008, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest to the redemption date. As noted above, holders may require the Company to purchase the notes on July 16 of 2008, 2013 and 2018, or in other specified circumstances, at a purchase price equal to the principal amount due plus any accrued and unpaid interest to the purchase date and additional amounts, if any.

Concurrent with the issuance of the notes, the Company terminated its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). Prior to termination, there were no amounts outstanding under this credit facility.

The Company has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $2.1 million, collateralizing the leases for the Dallas and Scottsdale offices. In July 2003, the Company amended its letter of credit agreements and funded $2.1 million as collateral for these letters of credit.

On July 22, 2003 the Company issued options to purchase 872,150 shares of the Company's common stock to its employees. The options vest over 4 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level or operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties described in Pegasus' filings with the Securities and Exchange Commission, specifically including those appearing under the caption Risk Factors in our 2002 Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEPENDENCE ON THE HOTEL INDUSTRY AND IMPACT OF THE ECONOMIC CLIMATE AND OTHER WORLD EVENTS

Our business is sensitive to changes in the demand for and average daily rates associated with hotel rooms. The weak economic climate and other world events, such as continuing terrorist threat alerts, the war in Iraq and continuing geopolitical uncertainty, have adversely impacted the travel industry and our business. These events were preceded by the terrorist attacks of September 11, 2001, which resulted in sharp declines in both the number of hotel room reservations and the average daily rate charged for hotel rooms. The overall long-term impact of these events on Pegasus and the travel industry is uncertain.

Subsequent to September 11, 2001, transatlantic business travel and average daily rates have lagged behind the recovery in transaction volumes. Since our electronic distribution and central reservation system, or CRS, revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, 2001, recovered relatively quickly and were close to the levels seen prior to September 11, 2001. However, the recovery in transaction volumes stalled due to the weak economic environment, continuing terrorist alerts and the war in Iraq. Further, since our hotel representation and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we have experienced a lengthening in the sales cycle for some of our services, as new customers are hesitant to sign new contracts given the uncertain economic environment.

The weak economic climate in the United States, the war in Iraq and ongoing terrorist alerts have resulted in a decrease in the demand for hotel rooms and, therefore, have negatively impacted our revenues. In addition, financial crises in the airline industry and Severe Acute Respiratory Syndrome, or SARS, have negatively impacted the hospitality industry in recent months. We do not expect hotel reservation volume and average daily room rates to increase measurably until corporate earnings start to show improvement and accordingly the general corporate confidence drives business travel back to normal levels. Additional terrorist activities, escalation of hostilities in the Middle East or elsewhere, global health epidemics, or further delays in the economic recovery could have a material adverse effect on our business, operating results and financial condition.

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

Previously, our services were organized into two business segments - technology and hospitality. On February 4, 2003, we announced a strategic reorganization to integrate our technology and hospitality segments into one operating unit.
As a result, we have integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continues our existing strategy of better aligning our businesses with our customers' needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. This plan, which is substantially complete, includes the elimination of redundant positions and the consolidation of some functions and facilities. Beginning in 2004, the estimated annual cost savings from the integration are expected to range from $9 million to $11 million. We estimate restructure costs will total approximately $6 million. During the six months ended June 30, 2003, we recorded $5.9 million of restructure costs, including $4.0 million paid in cash, which were primarily severance benefits for terminated employees.

SERVICES

Through our comprehensive and integrated product offering we can provide one or more of the following systems and services to the global hospitality industry:
CRS, electronic distribution, hotel representation services, travel agent commission processing, and property management systems, or PMS.

Reservation Services. We were formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the global distribution systems, or GDSs, which travel agents use to book airline reservations. This electronic distribution service supports a variety of distribution channels including the following:

- GDS connectivity - Our electronic distribution service is linked to the four major GDSs and therefore connects our hotel customers to travel agents around the world.
- Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 45,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, Orbitz.com, our affiliate Travelweb.com and our own Utell.com.
- Hotel Internet sites - Our NetBookerTM service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

Our CRS is provided on an application service provider basis to approximately 8,000 hotel properties, representing approximately 1.4 million hotel rooms worldwide. Pegasus also provides CRS software licenses to an additional 20 hotel brands, representing approximately 12,000 properties.

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

Hotel Representation Services. Hotel Representation Services, offered under the Utell brand, include marketing programs, sales representation, a voice reservation network in 41 countries, and distribution through all GDSs and a proprietary Internet booking site, www.Utell.com, with thousands of linked third-party Internet sites. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our Utell brand, and use our systems and infrastructure to market and accept reservations for their rooms. Hotels typically utilize our hotel representation service for the following reasons:

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

Utell is the oldest, largest and most diverse hotel representation service in the world providing hotel sales, marketing, voice reservation and GDS and Internet services for nearly 4,500 hotels in approximately 145 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels.

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

Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $226 million of hotel commissions in the six months ended June 30, 2003.

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

In 2002, Inter-Continental Hotel Group named PegasusCentral as one of two preferred PMS standards for its 2,500-plus Holiday Inn and Holiday Inn Express properties. Particularly in today's economic climate, these and other hotel companies can realize the benefits of PegasusCentral through the following:

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

In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc., or REZ, and Global Enterprise Technology Solutions, LLC, or GETS. Revenues for the first six months of 2003 consisted of maintenance and support fees related to these PMS software solutions, as well as revenues from our PegasusCentral service.

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

Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Reservation Services revenues represented approximately 42 percent of service revenues for the six months ending June 30, 2003.

Hotel Representation Services. Hotel Representation Services revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, the Paytell service allows international travelers, who book rooms at hotels for which we provide representation services, to prepay for their hotel rooms in the hotel's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from transaction fees and the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. Hotel Representation Services revenues represented approximately 35 percent of service revenues for the six months ending June 30, 2003.

Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 19 percent of service revenues for the six months ending June 30, 2003.

Property Systems and Services. Property Systems and Services revenues primarily consist of maintenance and support fees related to the REZ and GETS acquisitions. In addition, Property Systems and Services revenues include fees from our PegasusCentral product, which are recognized monthly. Property Systems and Services represented approximately 4 percent of service revenues for the six months ending June 30, 2003.

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

THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002

Revenues. As reflected in the table below, total revenues for the three months ended June 30, 2003 and 2002 were $42.9 million and $48.6 million, respectively. Total service revenues decreased $5.5 million, or 12 percent to $40.1 million for the three months ended June 30, 2003, compared to $45.6 million for the same period in 2002. Overall, year-over-year revenue comparisons are impacted by the economic climate in the United States and internationally, the war in Iraq, financial crises in the airline industry and the emergence of SARS, as well as the effect the September 11, 2001 events had on the three months ended June 30, 2002. These factors were partially offset by the positive impact of foreign currency fluctuations.

Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands):

                                                        Three  months  ended
                                                              June 30,
                                                        2003             2002
                                                       -----            -----
                    Reservation Services              $16,719          $18,917
                    Hotel Representation Services      14,318           17,691
                    Financial Services                  7,364            7,448
                    Property Systems & Services         1,703            1,528
                                                       ------           ------
                    Total service revenues             40,104           45,584

                    Customer reimbursements             2,827            3,042
                                                      -------          -------
                    Total revenues                    $42,931          $48,626

Reservation Services revenues decreased $2.2 million, or 12 percent, to $16.7 million for the three months ended June 30, 2003, compared to $18.9 million for the same period in 2002. The decrease was primarily due to the termination of a customer contract that provided $2.3 million of revenue for the three months ended June 30, 2002 as well as a decrease in ongoing customer service revenue of $745,000, caused by a 7 percent decrease in CRS transactions. These decreases were offset by an $825,000 increase in electronic distribution revenues, primarily due to a 30 percent increase in Internet transactions.

Hotel Representation Services revenues decreased by $3.4 million, or 19 percent, to $14.3 million for the three months ended June 30, 2003, compared to $17.7 million for the same period in 2002. The reduction in revenues was due to a decrease in reservation fees, caused primarily by the global economic climate and other world events, which led to a sharp decline in domestic and transatlantic bookings for Utell hotels, as well as a 15 percent decrease in the number of hotels Utell represents, as a result of a strategic initiative in 2002 to upgrade Utell's hotel portfolio. These items were partially offset by the favorable impact of foreign currency fluctuations.

Financial Services revenues for the three months ended June 30, 2003 and 2002 were $7.4 million. Current-year revenues reflect an increase in electronic reconciliation and tracking services of $540,000 and fees for our new PegsPay service of $130,000. These increases were offset by decreased fees resulting from a 6 percent decrease in transaction volume and a 4 percent decrease in the average daily rate charged by hotels.

Property Systems and Services revenues increased $175,000, or 11 percent, to $1.7 million for the three months ended June 30, 2003 compared to $1.5 million for the same period in 2002. The increased revenue was primarily due to incremental properties and transaction volumes associated with PegasusCentral.

Customer reimbursements decreased approximately $200,000 to $2.8 million for the three months ended June 30, 2003, compared to $3.0 million in the same period in 2002 due to a decrease in our customers' GDS transaction volume.

Cost of services. Cost of services, excluding customer reimbursements, was $21.7 million for the three months ended June 30, 2003, compared to $23.9 million for the same period in 2002. The decrease was primarily due to lower payroll expenses due to the Company's 2003 restructuring, a $450,000 reduction in bad debt expense due to an overall improvement in the collectibility of the Company's accounts receivable as compared to the prior year, and consulting services and employee-related costs of $470,000 and $370,000, respectively, that were incurred in 2002 but not in 2003. These decreases were offset by non-recurring costs of approximately $400,000 incurred in 2003 for transition activities resulting from the Company's strategic integration and by the impact of foreign currency fluctuations. Cost of services as a percentage of service revenues was 54 percent and 52 percent for the three months ended June 30, 2003 and 2002, respectively.

Research and development. Research and development expenses were $1.1 million for the three months ended June 30, 2003, compared to $1.3 million in the same period in 2002. The decrease was primarily due to an increase in the capitalization of payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 3 percent for the three months ended June 30, 2003 and 2002.

General and administrative expenses. General and administrative expenses were $6.2 million for the three months ended June 30, 2003, compared to $6.8 million for the same period in 2002. The decrease was primarily due to consulting costs of $400,000 incurred in 2002 but not in 2003 and cost-saving measures initiated in 2003. General and administrative expenses as a percentage of service revenues were 16 percent and 15 percent for the three months ended June 30, 2003 and 2002, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $4.2 million for the three months ended June 30, 2003, compared to $4.8 million for the same period in 2002. The decrease was primarily due to lower payroll expenses, due to the Company's 2003 restructuring, as well as an increased focus on reducing overall marketing expenditures. Marketing and promotion expenses as a percentage of service revenues were 10 percent and 11 percent for the three months ended June 30, 2003 and 2002, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $5.2 million for the three months ended June 30, 2003, compared to $12.3 million for the same period in 2002. The decrease is primarily due to a $7.1 million impact as a result of the completion of amortization of certain intangible assets in March 2003.

Restructure costs. During the three months ended June 30, 2003, Pegasus incurred $2.7 million of restructuring charges, consisting of termination benefits and facilities-related costs related to reorganizing its operations from a business unit structure into distinct functional areas.

Income tax benefit. Pegasus recorded income tax benefit of $586,000 for the three months ended June 30, 2003, compared to an income tax benefit of $1.3 million for the three months ended June 30, 2002. The benefit for June 30, 2003 and 2002 reflects an estimated full year effective rate of 40 percent and differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, offset by nondeductible expenses.

SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002

Revenues. As reflected in the table below, total revenues for the six months ended June 30, 2003 and 2002 were $83.8 million and $97.3 million, respectively. Total service revenues decreased $13 million, or 14 percent to $78.5 million for the six months ended June 30, 2003, compared to $91.5 million for the same period in 2002. Excluding a $3.5 million termination fee received from a customer following the termination of its contract in March 2002, service revenues decreased $9.5 million. Overall, year-over-year revenue comparisons are impacted by the economic climate in the United States and internationally, the war in Iraq, foreign currency fluctuations, financial crises in the airline industry and the emergence of SARS, as well as the effect the September 11, 2001 events had on the six months ended June 30, 2002.

Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands):

                                                        Six  months  ended
                                                             June 30,
                                                       2003             2002
                                                       ----             ----

                    Reservation Services             $33,364          $41,602
                    Hotel Representation Services     27,351           32,283
                    Financial Services                14,598           14,396
                    Property Systems & Services        3,181            3,210
                                                      ------           ------
                       Total service revenues         78,494           91,491

                       Customer reimbursements         5,350            5,845
                                                     -------          -------
                       Total revenues                $83,844          $97,336

                    Total  service  revenues  from
                    continuing  operations,
                    excluding  revenues  for
                    customer reimbursements  (1)     $78,494          $87,957


(1) Excludes a $3.5 million termination fee included in Reservation Services in March 2002.

Reservation Services revenues decreased $8.2 million, or 20 percent, to $33.4 million for the six months ended June 30, 2003, compared to $41.6 million for the same period in 2002. Excluding the impact of the $3.5 million termination fee noted above, reservation services revenues decreased $4.7 million, or 12 percent. The decrease was primarily due to the termination of two customer contracts that provided $6.1 million of revenue in the six months ended June 30, 2002, as well as a decrease in ongoing customer service revenue of $1.1 million, caused by a 16 percent decrease in CRS transactions. These decreases were partially offset by a $2.5 million increase in electronic distribution revenues, primarily due to a 32 percent increase in Internet transactions.

Hotel Representation Services revenues decreased by $4.9 million, or 15 percent, to $27.4 million for the six months ended June 30, 2003, compared to $32.3 million for the same period in 2002. The reduction in revenues was due to a decrease in reservation fees, caused primarily by the global economic climate and other world events, which led to a sharp decline in domestic and transatlantic bookings for Utell hotels, as well as a 15 percent decrease in the number of hotels Utell represents as a result of a strategic initiative in 2002 to upgrade Utell's hotel portfolio. These items were partially offset by the favorable impact of foreign currency fluctuations.

Financial Services revenues increased approximately $200,000 to $14.6 million for the six months ended June 30, 2003, compared to $14.4 million for the same period in 2002. The increased revenue was primarily attributable to an increase in electronic reconciliation and tracking services of approximately $1.0 million and fees for our new PegsPay service of $200,000. These increases were offset by a 6 percent decrease in transaction volume and the impact of a 4 percent reduction in average daily rates charged by hotels.

Property Systems and Services revenues for the six months ended June 30, 2003 and 2002 were essentially flat.

Customer reimbursements decreased to $5.4 million in the six months ended June 30, 2003, compared to $5.8 million in the same period in 2002 due to a decrease in our customers' GDS transaction volume.

Cost of services. Cost of services, excluding customer reimbursements, was $43.1 million for the six months ended June 30, 2003, compared to $47.0 million for the same period in 2002. The decrease was primarily due to lower payroll expenses due to the Company's 2003 restructuring, a $1.4 million reduction in bad debt expense due to an overall improvement in the collectibility of the Company's accounts receivable as compared to the prior year, and consulting services of $800,000 that were incurred in 2002 but not in 2003. These decreases were offset by non-recurring costs of $1.2 million incurred in 2003 for the Company's move of the Arizona office and data center and transition activities resulting from the Company's strategic integration and also by the impact of foreign currency fluctuations. Cost of services as a percentage of service revenues was 55 percent and 51 percent for the six months ended June 30, 2003 and 2002, respectively.

Research and development. Research and development expenses were $2.6 million for the six months ended June 30, 2003, compared to $3.3 million in the same period in 2002. The decrease was primarily due to an increase in the capitalization of payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 3 percent and 4 percent for the six months ended June 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses were $12.4 million for the six months ended June 30, 2003, compared to $12.6 million for the same period in 2002. The decrease was primarily due to consulting costs of $400,000 incurred in 2002 but not in 2003 and cost-saving measures initiated in 2003. These decreases were offset by higher employee-related and insurance costs in 2003. General and administrative expenses as a percentage of service revenues were 16 percent and 14 percent for the six months ended June 30, 2003 and 2002, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $8.4 million for the six months ended June 30, 2003, compared to $9.1 million for the same period in 2002. The decrease was primarily due to lower payroll expenses, due to the Company's 2003 restructuring. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 10 percent for the six months ended June 30, 2003 and 2002, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $17.3 million for the six months ended June 30, 2003, compared to $24.4 million for the same period in 2002. The decrease is primarily due to a $7.3 million impact as a result of the completion of amortization for certain purchased intangible assets in March 2003.

Restructure costs. During the six months ended June 30, 2003, Pegasus incurred $5.9 million of restructuring charges, consisting of termination benefits and facilities-related costs related to reorganizing its operations from a business unit structure into distinct functional areas.

Income tax benefit. Pegasus recorded income tax benefit of $4.3 million and $1.8 million for the six months ended June 30, 2003 and 2002 respectively, representing an effective tax rate of 40 percent. The effective tax rate for the six months ended June 30, 2003 differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, offset by nondeductible expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of liquidity at June 30, 2003 included cash and cash equivalents of $20.4 million, short-term investments of $4.1 million and an unused revolving credit facility of $30.0 million with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas).

Concurrent with the issuance of the convertible senior notes discussed below, Pegasus terminated its $30.0 million revolving credit facility. Prior to termination, there were no amounts outstanding under this credit facility.

Pegasus has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $2.1 million collateralizing the leases for the Dallas and Scottsdale offices. In July 2003, the Company amended its letter of credit agreements and funded $2.1 million as collateral for these letters of credit.

On July 21, 2003, Pegasus issued $75 million aggregate principal amount of convertible senior notes through a private placement offering. As part of this offering, Pegasus granted initial purchasers of the notes a 30 day option to purchase up to an additional $15 million aggregate principal amount of convertible senior notes. Pegasus expects to use the net proceeds from the offering for working capital and other general corporate purposes.

These notes bear interest at an annual rate of 3.875 percent, payable semi-annually through the maturity date of July 15, 2023. Each note will be convertible into Pegasus' common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus' common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur.

Pegasus may redeem all or some of the notes for cash at any time on or after July 15, 2008, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest to the redemption date. As noted above, holders may require Pegasus to purchase the notes on July 16 of 2008, 2013 and 2018, or in other specified circumstances, at a purchase price equal to the principal amount due plus any accrued and unpaid interest to the purchase date and additional amounts, if any.

Pegasus had working capital of $18.0 million at June 30, 2003, compared to a working capital of $17.0 million at December 31, 2002. Net cash provided by operating activities decreased to $6.9 million for the six months ending June 30, 2003, from $21.8 million for the same period in 2002, primarily due to a reduction in service revenues and the impact of restructure costs incurred in 2003.

Net cash used in investing activities decreased to $7.5 million for the six months ended June 30, 2003, compared to $14.4 million for the same period in 2002. This decrease was primarily the result of a decrease in purchases of property and equipment associated with the finalization of our Dallas office relocation in 2002.

Pegasus expects to continue to incur capital expenditures related to adding capacity to existing systems and software development, which we estimate will total from $20 million to $23 million for 2003. Operating leases continue to be the only off-balance sheet financing arrangements in which Pegasus engages.

On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of Pegasus' common stock. No shares were repurchased during the six months ended June 30, 2003. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

We estimate total restructure costs to implement our strategic reorganization will total approximately $6 million, of which $5.9 million has been expensed through June 30, 2003. Beginning in 2004, the estimated annual cost savings expected to result from the reorganization range from $9 million to $11 million.

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

We believe that the Company's financial condition is strong and that its cash and cash flows from operations will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Pegasus may consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

OTHER  MATTERS

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003. For arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Pegasus' Annual Report on Form 10-K for the year ended December 31, 2002, Pegasus sold its Summit Hotels and Resorts and Sterling Hotels & Resorts brand business to Indecorp Corporation on January 10, 2001. The sale agreement, as amended, provided for a $1.0 million and a $6.0 million promissory note from Indecorp. The $1.0 million promissory note bears interest at an annual rate equal to prime plus 2 percent. The $6.0 million note requires monthly payments for a period of eight years commencing July 1, 2002, and bears interest at an annual rate of 7 percent. Pegasus also accepted a $2.8 million promissory note that replaced existing outstanding trade receivables. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at an annual rate of 7 percent. During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of Summit and Sterling.

The Company has evaluated its relationship with Indecorp and has determined that Indecorp is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary of Indecorp as defined by FIN 46 and, as a result, despite having no voting or operational control, we are required to consolidate Indecorp effective July 1, 2003.

As a result of the foregoing, Pegasus will account for Indecorp in accordance with FIN 46 as if it had been consolidated since the sale of Summit and Sterling on January 10, 2001. Accordingly, Pegasus will record a cumulative-effect adjustment related to the adoption of FIN 46 in the third quarter of 2003, which is anticipated to include the effects of the reversal of the pre-tax gain of $4.8 million recognized on the initial sale. Additionally, Pegasus will begin consolidating Indecorp's assets, liabilities and results of operations as of July 1, 2003. Based solely on unaudited financial information provided to Pegasus' management by Indecorp on a voluntary basis (which we have not taken any independent steps to verify), Indecorp's total assets, liabilities, revenues, operating expenses, and net loss as of and for the unaudited nine months ended March 31, 2003 on a stand-alone basis were $18.0 million, $18.1 million, $17.7 million, $17.4 million, and $(1.2) million, respectively. Indecorp is actively pursuing options to obtain additional third-party capital that may negate our requirement to consolidate its financial results. However, there can be no assurance that such a transaction will occur. To the extent that Indecorp is unsuccessful in obtaining a sufficient capital infusion, and its shareholders' equity balance is less than zero, Indecorp's future losses will be recognized by Pegasus. Any such losses recognized by Pegasus would be equally offset to the extent that Indecorp has future income prior to any allocations to minority interest holders.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report, Pegasus carried out an evaluation, under the supervision and with the participation of Pegasus' management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pegasus' disclosure controls and procedures. Based upon that evaluation, Pegasus' Chief Executive Officer and Chief Financial Officer concluded that Pegasus' disclosure controls and procedures, as defined in Rules 13(a) -15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in Pegasus' periodic SEC reports.

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

     to permit preparation of financial statements in conformity with generally accepted accounting principles, and to  maintain  accountability  for  assets.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On July 21, 2003, the Company completed a private placement of $75 million aggregate principal amount of 3.875% Convertible Senior Notes due 2023 (the "Notes") to qualified institutional buyers as defined in Rule 144A pursuant to the Securities Act of 1933, as amended. Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., and Thomas Weisel Partners LLC were the initial purchasers of the notes. Pegasus has granted the initial purchasers of the notes a 30 day option to purchase up to an additional $15 million principal amount of the Notes. Pegasus received net proceeds of approximately $72.7 million, after deducting the initial purchasers' discount payable by the Company.

Interest on the notes will be 3.875% per annum and will be payable in cash in arrears semi-annually through July 15, 2023. Each note will be convertible into Pegasus' common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus's common stock reaches specified thresholds; (ii) the notes have been called for redemption; or
(iii)  specified  corporate  transactions  occur.

Pegasus may redeem all or some of the notes for cash at any time on or after July 15, 2008, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest to the redemption date. As noted above, holders may require Pegasus to purchase the notes on July 16 of 2008, 2013 and 2018, or in other specified circumstances, at a purchase price equal to the principal amount due plus any accrued and unpaid interest to the purchase date and additional amounts, if any.

The Notes were issued pursuant to an Indenture, dated as of July 21, 2003, between the Company and JPMorgan Chase Bank, as trustee. Under the terms of the Registration Rights Agreement, dated July 15, 2003, between the Company and the initial purchasers, entered into in connection with the private placement, the Company is obligated to register for resale the Notes and the shares of common stock issuable upon conversion of the Notes.

The offer and sale of the Notes was made under an exemption from registration pursuant to the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

Pegasus held its annual meeting of stockholders on Tuesday, May 6, 2003. At the annual meeting, Pegasus stockholders took the following actions:

1) By a vote of 21,402,537 for, 156,237 against and 3,191,977 withheld, the stockholders elected Michael A. Barnett as Class III Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

2) By a vote of 21,347,213 for, 211,561 against and 3,191,977 withheld, the stockholders elected John F. Davis, III as Class III Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

3) By a vote of 21,347,425 for, 211,349 against and 3,191,977 withheld, the stockholders elected Jeffrey A. Rich as Class III Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

Exhibit 4.6 - Indenture, dated July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee.

Exhibit 4.7 - Registration Rights Agreement, dated July 21, 2003, by and between the Company and Bear, Stearns & Co, Inc., J.P. Morgan Securities Inc. and Thomas Weisel Partners, LLC.

Exhibit  4.8  -  Form  of  Note  (included  in  Exhibit  4.6)

Exhibit 10.27 - Employment agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr.

Exhibit 31.1 - Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.1  - Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.2  - Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports  on  Form  8-K  filed

On April 30, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 9 - Regulation FD Disclosure for its press release announcing its financial results for the first quarter ended March 31, 2003.

On July 11, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 5
- Other Events, disclosing the impact of the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and under Item 9 - Regulation FD Disclosure, furnishing its press release providing information on its financial results for the second quarter ended June 30, 2003 and guidance for future reporting periods.

On July 14, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 5
- Other Events and Regulation FD Disclosure, and Item 7 Financial Statements and Exhibits, for its press release announcing its intention to offer $75 million in convertible senior notes.

On July 16, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 5
- Other Events and Regulation FD Disclosure, and Item 7 - Financial Statements and Exhibits, for its press release announcing the pricing of the $75 million in convertible senior notes.

On August 5, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operation and Financial Condition for its press release announcing its financial results for the second quarter ended June 30, 2003.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.





                     August 14, 2003                     /s/ JOHN F. DAVIS, III
                                                            John F. Davis, III,
-----                                             -----------------------------
                                                                Chairman, Chief
                                                Executive Officer and President








                           August 14, 2003                   /s/ SUSAN K. COLE
                                                                Susan K. Cole,
                                                ------------------------------
                                                      Executive Vice President
                                                   and Chief Financial Officer
                                                (Principal Accounting Officer)

                               EXHIBIT  INDEX


Exhibit  Number          Description
---------------          -----------

4.6 Indenture, dated July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee.

4.7 Registration Rights Agreement, dated July 21, 2003, by and between the Company and Bear, Stearns & Co, Inc., J.P. Morgan Securities Inc. and Thomas Weisel Partners LLC.

4.8     Form  of  Note  (included  in  Exhibit  4.6)

10.27   Employment agreement dated May 19, 2003 between the Company and Robert
        J.  Boles,  Jr

31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit  4.6




                            PEGASUS SOLUTIONS, INC.,
                                    AS ISSUER
                            ________________________
                              JPMORGAN CHASE BANK,
                                   AS TRUSTEE
                            _________________________
                 UP TO $90,000,000 AGGREGATE PRINCIPAL AMOUNT OF
                    3.875% CONVERTIBLE SENIOR NOTES DUE 2023

                              TABLE OF CONTENTS

ARTICLE  I      DEFINITIONS  AND  INCORPORATION  BY  REFERENCE     1

Section  1.1.     Definitions                                                1
Section  1.2.     Incorporation  by  Reference  of  Trust  Indenture  Act    9
Section  1.3.     Rules  of  Construction                                    10
Section  1.4.     Acts  of  Holders                                          10

ARTICLE  II     THE  SECURITIES                                              11

Section  2.1.     Form  and  Dating                                          11
Section  2.2.     Execution  and  Authentication                             12
Section  2.3.     Registrar,  Paying  Agent  and  Conversion  Agent          14
Section  2.4.     Paying  Agent  to  Hold  Cash  and Securities in Trust     14
Section  2.5.     Holder  Lists                                              15
Section  2.6.     Transfer  and  Exchange                                    15
Section  2.7.     Replacement  Securities                                    16
Section  2.8.     Outstanding  Securities;  Determinations  of
                  Holders' Action                                            17
Section  2.9.     Temporary  Securities                                      17
Section  2.10.    Cancellation                                               18
Section  2.11.    Persons  Deemed  Owners                                    18
Section  2.12.    Additional  Transfer  and  Exchange  Requirements          18
Section  2.13.    CUSIP  Numbers                                             24
Section  2.14.    Ranking                                                    24

ARTICLE  III     REDEMPTION                                                  24

Section  3.1.     The  Company's  Right  to  Redeem;  Notice  to Trustee     24
Section  3.2.     Selection  of  Securities  to  Be  Redeemed                25
Section  3.3.     Notice  of  Redemption                                     25
Section  3.4.     Effect  of  Notice  of  Redemption                         26
Section  3.5.     Deposit  of  Redemption  Price                             26
Section  3.6.     Securities  Redeemed  in  Part                             27
Section  3.7.     Repayment  to  the  Company                                27
Section  3.8.     No  Sinking  Fund                                          27

ARTICLE  IV     PURCHASE  AT  THE  OPTION  OF  HOLDERS ON SPECIFIC DATES     27

Section  4.1.     Optional  Put                                              27
Section  4.2.     Effect  of  Purchase  Notice                               30
Section  4.3.     Deposit  of  Purchase  Price                               30
Section  4.4.     Securities  Purchased  in  Part                            31
Section  4.5.     Covenant  to  Comply  With  Securities  Laws Upon Purchase
                  of Securities                                              31
Section  4.6.     Repayment  to  the  Company                                32
Section  4.7.     No  Purchase  Upon  Event  of  Default                     32

ARTICLE  V     PURCHASE  AT  THE  OPTION  OF  HOLDERS UPON A
               FUNDAMENTAL CHANGE                                            32
Section  5.1.     Fundamental  Change  Put                                   32
Section  5.2.     Effect  of  Fundamental  Change  Purchase  Notice          35
Section  5.3.     Deposit  of  Fundamental  Change  Purchase  Price          36
Section  5.4.     Securities  Purchased  in  Part                            36
Section  5.5.     Covenant  to  Comply  With  Securities  Laws Upon
                  Purchase of Securities                                     37
Section  5.6.     Repayment  to  the  Company                                37

ARTICLE  VI     COVENANTS                                                    37

                                TABLE OF CONTENTS

Section  6.1.     Payment  of  Securities                                    37
Section  6.2.     SEC  and  Other  Reports  to  the  Trustee                 38
Section  6.3.     Compliance  Certificate                                    39
Section  6.4.     Further  Instruments  and  Acts                            39
Section  6.5.     Maintenance  of  Office  or Agency of the Trustee, Registrar,
                  Paying  Agent  and  Conversion  Agent                      39
Section  6.6.     Delivery  of  Information  Required  Under  Rule  144A     39
Section  6.7.     Waiver  of  Stay,  Extension  or  Usury  Laws              40
Section  6.8.     Statement  by  Officers  as  to  Default                   40

ARTICLE  VII     SUCCESSOR  CORPORATION                                      40

Section  7.1.     When  Company  May  Merge  or  Transfer  Assets            40

ARTICLE  VIII     DEFAULTS  AND  REMEDIES                                    41

Section  8.1.     Events  of  Default                                        41
Section  8.2.     Acceleration                                               43
Section  8.3.     Other  Remedies                                            44
Section  8.4.     Waiver  of  Past  Defaults                                 44
Section  8.5.     Control  by  Majority                                      44
Section  8.6.     Limitation  on  Suits                                      45
Section  8.7.     Rights  of  Holders  to  Receive Payment or to Convert     45
Section  8.8.     Collection  Suit  by  Trustee                              45
Section  8.9.     Trustee  May  File  Proofs  of  Claim                      45
Section  8.10.    Priorities                                                 46
Section  8.11.    Undertaking  for  Costs                                    47

ARTICLE  IX     TRUSTEE                                                      47

Section  9.1.     Duties  of  Trustee                                        47
Section  9.2.     Rights  of  Trustee                                        48
Section  9.3.     Individual  Rights  of  Trustee                            49
Section  9.4.     Trustee's  Disclaimer                                      50
Section  9.5.     Notice  of  Defaults                                       50
Section  9.6.     Reports  by  Trustee  to  Holders                          50
Section  9.7.     Compensation  and  Indemnity                               50
Section  9.8.     Replacement  of  Trustee                                   51
Section  9.9.     Successor  Trustee  by  Merger                             52
Section  9.10.    Eligibility;  Disqualification                             52
Section  9.11.    Preferential  Collection  of  Claims  Against Company      52

ARTICLE  X     DISCHARGE  OF  INDENTURE                                      53

Section  10.1.     Discharge  of  Liability  on  Securities                  53
Section  10.2.     Repayment  to  the  Company                               53

ARTICLE  XI     AMENDMENTS                                                   53

Section  11.1.     Without  Consent  of  Holders                             53
Section  11.2.     With  Consent  of  Holders                                54
Section  11.3.     Compliance  with  Trust  Indenture  Act                   56
Section  11.4.     Revocation and Effect of Consents, Waivers and Actions    56
Section  11.5.     Notation  on  or  Exchange  of  Securities                56
Section  11.6.     Trustee  to  Sign  Supplemental  Indentures               56
Section  11.7.     Effect  of  Supplemental  Indentures                      56

ARTICLE  XII     CONVERSION                                                  57

Section  12.1.     Conversion  Right                                         57
Section  12.2.     Conversion  Procedures;  Fractional  Shares               58
Section  12.3.     Adjustment  of  Conversion  Rate                          60
Section  12.4.     Consolidation  or  Merger  of  the  Company               68
Section  12.5.     Notice  of  Adjustment                                    69
Section  12.6.     Notice  in  Certain  Events                               70
Section  12.7.     Company  To  Reserve  Stock:  Registration;  Listing      71
Section  12.8.     Taxes  on  Conversion                                     71
Section  12.9.     Conversion  After  Regular  Record  Date                  71
Section  12.10.    Company  Determination  Final                             72
Section  12.11.    Responsibility  of Trustee for Conversion Provisions      72
Section  12.12.    Unconditional  Right  of  Holders  to  Convert            72

ARTICLE  XIII     MISCELLANEOUS                                              72

Section  13.1.     Trust  Indenture  Act  Controls                           72
Section  13.2.     Notices                                                   73
Section  13.3.     Communication  by  Holders  with  Other  Holders          73
Section  13.4.     Certificate  and  Opinion  as to Conditions Precedent     74
Section  13.5.     Statements  Required  in  Certificate  or  Opinion        74
Section  13.6.     Separability  Clause                                      74
Section  13.7.     Rules  by  Trustee,  Paying  Agent,  Conversion  Agent  and
                   Registrar                                                 74
Section  13.8.     Legal  Holidays                                           74
Section  13.9.     Governing Law; Submission to Jurisdiction; Service
                   of Process                                                75
Section  13.10.    No  Recourse  Against  Others                             75
Section  13.11.    Successors                                                76
Section  13.12.    Multiple  Originals                                       76

EXHIBIT  A         Form  of  Security
EXHIBIT  B         Form  of Certificate to be Delivered by Transferee in
                   Connection with  Transfers  to  Institutional  Accredited
                   Investors
EXHIBIT  C         Form  of  Restrictive  Legend  for  Common  Stock  Issues
                   Upon Conversion

                 CERTAIN SECTIONS OF THIS INDENTURE RELATING TO
                         SECTIONS 310 THROUGH 318 OF THE
                      TRUST INDENTURE ACT ("TIA") OF 1939*


TIA                                                           Indenture
Section                                                         Section
-------                                                         -------

Section     310  (a)  (1)                                          9.10
                 (a)  (2)                                          9.10
                 (a)  (3)                                        N.A.**
                 (a)  (4)                                          N.A.
                 (a)  (5)                                          9.10
                 (b)                                         9.8;  9.10
                 (c)                                               N.A.
Section     311  (a)                                               9.11
                 (b)                                               9.11
                 (c)                                               N.A.
Section     312  (a)                                                2.5
                 (b)                                               13.3
                 (c)                                               13.3
Section     313  (a)                                                9.6
                 (b)  (1)                                           9.6
                 (b)  (2)                                           9.6
                 (c)                                         9.6;  12.2
                 (d)                                                9.6
Section     314  (a)                                   6.2;  6.4;  12.2
                 (b)                                               N.A.
                 (c)  (1)                                          13.4
                 (c)  (2)                                          13.4
                 (c)  (3)                                          N.A.
                 (d)                                               N.A.
                 (e)                                               13.5
                 (f)                                               N.A.
Section     315  (a)                                                9.1
                 (b)                                         9.5;  12.2
                 (c)                                                9.1
                 (d)                                                9.1
                 (e)                                               8.11
Section     316  (a)  (1)  (A)                                      8.5
                 (a)  (1)  (B)                                      8.4
                 (a)  (2)                                          N.A.
                 (b)                                                8.7
                 (c)                                                1.4
Section     317  (a)  (1)                                           8.8
                 (a)  (2)                                           8.9
                 (b)                                                2.4
Section     318  (a)                                               13.1
                 (b)                                               13.1
                 (c)                                               13.1
______________
* This reconciliation and tie shall not, for any purpose, be deemed to be a part of this Indenture.
**  N.A.  means  Not  Applicable.

     INDENTURE, dated as of July 21, 2003, between PEGASUS SOLUTIONS, INC., a Delaware Corporation (the "COMPANY"), and JPMORGAN CHASE BANK, a New York state banking organization, as Trustee (the "TRUSTEE").

Each party agrees as follows for the benefit of the other party and for the equal and ratable benefit of the Holders of the Company's 3.875% Convertible Senior Notes due 2023:


                                    ARTICLE I

                   DEFINITIONS AND INCORPORATION BY REFERENCE
          SECTION  1.1.   Definitions.
     "Additional Amounts" has the meaning set forth in the Registration Rights Agreement. All references herein or in the Securities to interest accrued or payable as of any date shall include any Additional Amounts accrued or payable
as  of     such  date  as  provided  in  the  Registration  Rights

Agreement.
     "Affiliate" of any specified person means any other person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified person. For the purposes of this definition, "control" when used with respect to any specified person means the power to direct or cause the direction of the management and policies of such
person,  directly          or
indirectly,   whether  through  the  ownership   of   voting  securities,  by
contract  or  otherwise;  and   the   terms  "controlling" and "controlled" have
meanings  correlative  to  the  foregoing.
     "Agent  Members"  has  the  meaning  set  forth  in  Section  2.1(b).
     "Applicable Procedures" means, with respect to any transfer or transaction involving a Global Security or beneficial interest therein, the rules and procedures of the
Depositary  for  such Security, in each case  to  the  extent applicable to such transaction  and  as  in  effect  from  time  to  time.
     "Applicable Stock" means (a) the Common Stock and (b) in the event of a merger, consolidation or other similar transaction involving the Company
that   is     otherwise
permitted  hereunder  in  which  the  Company  is  not   the  surviving
corporation, the common stock of such surviving corporation or its direct or indirect parent corporation.
     "Bankruptcy Law" means Title 11, United States Code, or any similar Federal or State law for the relief of debtors.
     "Board of Directors" means either the board of directors of the Company or any duly authorized committee of such board.
     "Board Resolution" means a resolution of the Board of Directors. "Business Day" means each day of the year other than a Saturday or a
Sunday or other day on which banking institutions in New York, New York or Houston, Texas are required or authorized by law, regulation or executive order to close.
     "Calendar Quarter" means a three month period ending on March 31, June 30, September 30 or December 31.
     "cash" means such coin or currency of the United States as at any time of payment is legal tender for the payment of public and private debts.

     "Certificated Securities" means Securities that are in substantially the form attached hereto as Exhibit A and that do not include the information called for by footnotes 1 and 3 thereof.
     "Code" means the Internal Revenue Code of 1986, as amended. "Common Stock" means the common stock, $0.01 par value per share, of the
Company as that stock exists on the date of this Indenture or any other shares of Equity Interest of the Company into which such Common Stock shall be  reclassified  or  changed.
     "Company" means the party named as the "Company" in the first paragraph of this Indenture until a successor replaces it pursuant to the applicable provisions of this Indenture and, thereafter, means such successor. The foregoing sentence shall likewise apply to any subsequent such successor or successors.
     "Company Request" or "Company Order" means a written request or order signed in the name of the Company by any two Officers, at least one of whom is the Chief Executive Officer, the President or the Chief Financial Officer.
     "Conversion Agent" has the meaning set forth in Section 2.3. "Conversion Notice" has the meaning set forth in Section 12.2(b).
     "Conversion Period" means the period from and including the 30th Trading Day in a fiscal quarter to, but excluding, the 30th Trading Day in the immediately following fiscal quarter.
     "Conversion Price" means, at any time, $1,000 divided by the Conversion Rate in effect at such time, rounded to two decimal places (rounded up if the third decimal place thereof is 5 or more and otherwise rounded down).
     "Conversion  Rate"  means  the  number of shares of  Common Stock  issuable upon conversion of each $1,000 of Principal Amount at Issuance of Securities, which is initially 49.6808 shares, subject to adjustments as set forth in this Indenture.
     "Corporate Trust Office" means the principal office of the Trustee at which at any time its corporate trust business shall be administered, which office at the date hereof is located at 4 New York Plaza, 15th Floor, New York, NY 10004, or such other address as the Trustee may designate from time to time by notice to the Holders and the Company, or the principal corporate trust office of any successor Trustee (or such other address as a successor Trustee may designate from time to time by notice to the Holders and the Company).
     "Current Market Price" has the meaning set forth in Section 12.3(g). "Custodian" means any receiver, trustee, assignee, liquidator,
custodian  or  similar  official   under     any
Bankruptcy  Law.
     "Default"  means,  when  used  with  respect   to     the
Securities, any event which is, or after notice or passage of time or both would be, an Event of Default.
     "Depositary"   means,  with  respect  to   any   Global  Securities,  a
clearing agency that is registered as such under the Exchange Act and is designated by the Company to act as Depositary for such Global Securities (or any successor securities clearing agency so registered), which shall initially be DTC.
     "Designated Subsidiary" means any existing or future, direct or indirect, Subsidiary of the Company whose assets constitute 15% or more of the total assets of the Company on a consolidated basis.

     "Disqualified  Equity  Interests"  means   any   Equity  Interest  that,
either by their terms or by the terms of any security into which they are convertible or exchangeable or otherwise, are, or upon the happening of an event or passage of time would be, required to be redeemed prior to any Stated Maturity of the principal of the Securities or are redeemable at the option of the holder thereof at any time prior to any such Stated Maturity (other than upon a Fundamental Change or sale of assets by the Company in circumstances where the holders of the Securities would have similar rights), or are convertible into or exchangeable for debt securities at any time prior to any such Stated Maturity at the option of the holder thereof.
     "distributed  assets"  has  the  meaning  set  forth  in  Section  12.3(d).

     "DTC" means The Depository Trust Company, a New York corporation. "Equity Interest" of any Person means any and all shares, interests, rights  to  purchase,  warrants,  options, participations  or  other equivalents
of  or  interests  in  (however   designated)  corporate  stock  or  other
equity participations, including partnership interests, whether general or limited, of such Person.
     "Event of Default" has the meaning set forth in Section 8.1. "Exchange Act" means the United States Securities Exchange Act of
1934,  as  amended.
     "Ex-Dividend Time" means, with respect to any issuance or distribution on Common Stock, the first Trading Day on which the Common Stock trades regular way on the principal securities market on which the Common Stock is then traded without the right to receive such issuance or distribution.
     "Expiration Time" has the meaning set forth in Section 12.3(f). "Fair Market Value" has the meaning set forth in Section 12.3(g). "Fundamental Change" means the occurrence of any of the following events:
(i) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act), is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person shall be deemed to have beneficial ownership of all shares that such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total outstanding Voting Stock of the Company; (ii) during any period of two  consecutive  years,  individuals  who  at  the  beginning  of  such  period constituted  the  Board  of  Directors  of  the  Company  (together with any new
directors  whose   election  to  such  Board  of  Directors  or   whose
nomination for election by the stockholders of the Company, was approved by a vote of at least 66-2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of such Board of Directors then in office, provided, however, that if during such two-year period, every director of the Company dies, and such vacancies are filled by a vote of the Company's
stockholders  in      accordance   with   the   Company's   certificate
of incorporation,  such  replacement  upon  death   shall     not
constitute   a  "Fundamental  Change";  (iii)  the  Company
consolidates with or merges with or into any Person or conveys, transfers or leases all or substantially all of its assets to any Person, or any corporation consolidates with or merges into or with the Company, in any such event pursuant to a transaction in which the outstanding Voting Stock of the Company is changed into or exchanged for cash, securities or other property, other than any such transaction where the outstanding Voting
Stock of the Company is not changed or exchanged at all (except to the extent necessary to reflect a change in the jurisdiction of incorporation of the Company) or where (A) the outstanding
Voting Stock of the Company is changed into or exchanged for (x) Voting Stock of the surviving corporation which is not Disqualified Equity Interests or (y) cash, securities and other property (other than Equity Interest of the surviving corporation) and (B) no "person" or "group" owns immediately after such transaction, directly or indirectly, more than
50%  of  the  total  outstanding  Voting  Stock  of  the  surviving corporation; (iv) the Company or any Designated Subsidiary or any group of two or more Subsidiaries that, taken as a whole, would constitute a Designated Subsidiary, is liquidated or dissolved or adopts a plan of liquidation or dissolution other than in a transaction which complies with the provisions described under Article VII; or (v) the Company's Common Stock ceases to be listed on a national securities exchange or quoted on the Nasdaq National Market or another established automated over-the-counter trading market in the United States.

          A  "Fundamental  Change"  will  not  be  deemed  to  have  occurred if either:
               (1) the last Sale Price of the Common Stock for any five Trading Days within:
               (i) the period of the ten consecutive Trading Days immediately after the later of the Fundamental Change or the public announcement of the Fundamental Change, in the case of a Fundamental Change resulting solely from a Fundamental Change in clause (i) of the definition of Fundamental Change; or
               (ii) the period of the ten consecutive Trading Days immediately preceding the Fundamental Change, in the case of a Fundamental Change resulting from a Fundamental Change in clauses (ii), (iii) or (iv) of the definition of Fundamental Change;
is at least equal to 105% of the quotient where the numerator is the Principal Amount at Issuance and the denominator is the Conversion Rate in effect on each of such five Trading Days, with such calculation being made for each Trading Day; or
               (2) in the case of a merger or consolidation, at least 95% of the consideration, excluding cash payments for fractional shares in the merger or consolidation constituting the Fundamental Change, consists of common stock traded on a U.S. national securities exchange or quoted on the Nasdaq National Market (or which will be so traded or quoted when issued or exchanged in connection with such Fundamental Change) and as a result of such transaction or transactions the Securities become convertible solely into such common stock.
          For purposes of clarification, a "Fundamental Change" will not be deemed to occur solely as a result of the transfer of all or substantially all of the Company's assets to a Wholly Owned Subsidiary of the Company
where  that  Subsidiary   assumes  all  or  substantially  all   of   the
Indebtedness  of  the  Company  (other  than  the  Securities).
          "Fundamental  Change  Purchase  Date"  has  the  meaning  set forth in
Section  5.1(a).
          "Fundamental  Change  Purchase  Notice" has  the  meaning set forth in
Section  5.1(c).
          "Fundamental  Change  Purchase  Price"  has  the  meaning set forth in
Section  5.1(a).

          "Global  Securities"  means  Securities  that  are          in
substantially the form attached hereto as Exhibit A and that include the information called for by footnotes 1 and 3 thereof and that are deposited with the Depositary or its custodian and registered in the name of, the Depositary or its nominee.
     "Holder" means a person in whose name a Security is registered on the Registrar's books.
     "Indebtedness" means, with respect to any Person, without duplication, any liability of such Person:
(a)  for  borrowed  money;
(b)  evidenced  by  bonds,  debentures,  notes;
(c) in respect of letters of credit or bankers acceptances or similar instruments (or reimbursement obligations with respect thereto);

(d) to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business;
(e) as lessee, the obligations of which are capitalized in accordance with generally accepted accounting principles; and
(f) for Indebtedness of others guaranteed by such Person or for which such Person is legally responsible or liable (whether by agreement to purchase indebtedness of, or to supply funds or to invest in, others).
     The amount of Indebtedness of any Person at any date shall be (i) the outstanding principal amount of all unconditional obligations described above, as such amount would be reflected on a balance sheet prepared in accordance with generally accepted accounting principles, and the maximum liability at such date of such Person for any contingent obligations described above, (ii) the accreted value thereof, in the case of any Indebtedness issued with original issue discount, and (iii) the principal
amount  thereof,  together  with  any interest thereon  that  is  more than   30
days  past  due,  in  the  case  of  any   other  Indebtedness.
          "Indenture"  means  this  Indenture,  as   amended          or
supplemented from time to time in accordance with the terms hereof, including the provisions of the TIA that are explicitly incorporated in this Indenture by reference to the TIA.
     "Interest Payment Date" has the meaning set forth in Exhibit A attached hereto.
     "Issue  Date"  of  any Security means the date  on  which such Security was originally  issued  or  deemed issued as  set forth on the face of the Security.
     "Legal  Holiday"  means  any  day  other  than  a  Business  Day.
     "Market Price" means the average of the Sale Prices of one share of Applicable Stock for the 20-Trading Day period immediately preceding and
including  the  Business     Day
immediately preceding the Purchase Date or Fundamental Change Purchase Date, as the case may be (or if the Business Day immediately preceding the Purchase Date or Fundamental Change Purchase Date, as the case may be, is not a Trading Day, then on the last Trading Day immediately preceding the Business
Day),  appropriately  adjusted  to  take  into  account
the occurrence, during the period commencing on the first of such Trading Days during such 20-Trading Day period and ending on the Purchase Date or Fundamental Change Purchase Date, as the case may be, of any event described in Sections 12.3 or 12.4.
     "Non-Electing  Share"  has  the  meaning  set  forth  Section  12.4.
     "Officer" means the Chairman of the Board, the Chief Executive Officer, the President, the Chief Financial Officer, any Vice President, the Treasurer, the Controller, the Secretary, any Assistant Treasurer or Assistant Secretary of the Company.
     "Officers' Certificate" means a written certificate containing the information specified in Sections 13.4 and 13.5, signed in the name of the
Company by any two Officers, at least one of whom is the Chief Executive Officer, the President or the Chief Financial Officer, and delivered to the
Trustee. An Officers' Certificate given pursuant to Section 6.3 shall be signed by the Chief Financial Officer of the Company and one other Officer.
     "Opinion  of  Counsel"  means a written opinion containing the  information specified in Sections 13.4 and 13.5, from legal counsel. The counsel may be an employee of, or counsel to, the Company.
     "Paying  Agent"  has  the  meaning  set  forth  in  Section  2.3.

     "Person" or "person" means any individual, corporation, limited   liability
company,  partnership,  joint  venture,  association,   joint-stock  company,
trust,  unincorporated  organization,  or  government  or  any  agency  or political subdivision thereof (and for purposes of the definition of "Fundamental Change" shall also have the meaning set forth in such definition).
     "Principal Amount at Issuance" of a Security means the initial issue price of the Security as set forth on the face of the Security.
     "Purchase   Date"  has  the  meaning   set     forth     in
Section  4.1(a).
     "Purchase  Notice"  has  the  meaning  set     forth     in
Section  4.1(c).
     "Purchase   Price"  has  the  meaning  set     forth     in
Section  4.1(a).
     "QIB"  means  a  "qualified  institutional  buyer"     as
defined  in  Rule  144A.
     "Record Date" has the meaning set forth in Section 12.3(g). "Redemption Date" means, when used with respect to any Security to be redeemed,  the  date  fixed  for  redemption  pursuant  to  this  Indenture.
     "Redemption  Price"  has  the  meaning  set  forth     in
Section  3.1.
     "Reference  Period"  has  the  meaning  set  forth  in  Section
12.3(d).
              "Registrar" has the meaning set forth in Section 2.3. "Registration Rights Agreement" means the Registration Rights Agreement, dated July 21, 2003, between the Company and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Thomas Weisel Partners LLC.
     "Regular  Record  Date"  has the meaning  set  forth  in Exhibit A attached hereto.
     "Responsible  Officer" means, when used with respect  to the  Trustee,  the
officer  within  the  Institutional  Trust  Services   department   of   the
Trustee,   having   direct  responsibility  for  the  administration  of  this
Indenture.
     "Restricted Certificated Security" means a Certificated Security which is a Transfer Restricted Security.
"Restricted  Global  Security"  means  a  Global  Security
that  is  a  Transfer  Restricted  Security.
     "Restricted Security" means a Restricted Certificated Security or a Restricted Global Security.
     "Rule 144A" means Rule 144A under the Securities Act (or any successor provision), as it may be amended from time to time.
     "Sale Price" of a share of Applicable Stock on any date means the closing per share sale price (or, if no closing sale price is reported, the average of the bid and ask prices or, if more than one in either case, the average of the average bid and the average ask prices) on such date as reported on a U.S. national securities exchange or, if the shares of Applicable Stock are not listed on a U.S. national securities exchange, as reported by the Nasdaq
National  Market  system.   In  the  absence  of  such  quotations,  the Company
shall be entitled to determine the sale price on the basis of such quotations as it considers appropriate.

     "SEC"  means  the  United  States  Securities  and  Exchange  Commission.
     "Securities"   means  any  of  the   Company's   3.875%  Convertible
Senior Notes due 2023, as amended or supplemented from time to time, issued under this Indenture.
     "Securities  Act"  means  the  United  States  Securities  Act  of 1933, as amended.
     "Special  Record  Date"  has the meaning  set  forth  in Exhibit A attached hereto.
     "Spin-Off"  has  the  meaning  set  forth  in   Section  12.3(d).
     "Stated Maturity", when used with respect to any Security, means July 15, 2023.
     "Subsidiary" means any person of which at least a majority of the outstanding Voting Stock shall at the time directly or indirectly be owned or controlled by the Company or by one or more Subsidiaries or by the Company and one or more Subsidiaries.
          "TIA" means the United States Trust Indenture Act of 1939 as in effect on the date of this Indenture, provided, however, that in the event the TIA is amended after such date, TIA means, to the extent required by any such amendment, the TIA as so amended.
               "Trading  Day"  means:
                    (a)     if  the  applicable  security  is  listed  or
admitted for trading on a U.S. national or regional securities exchange, a day on which such exchange is open for business;
                    (b)     if  the  applicable  security  is  quoted  on  the
Nasdaq National Market, a day on which trades may be made on the Nasdaq National Market; or
                    (c)     if  the  applicable  security  is  not  so  listed
or admitted for trading on a U.S. national or regional securities exchange and not so quoted on the Nasdaq National Market, a day on which the principal U.S. exchange or trading system on which the Securities are listed or traded is open for business.
          "Transfer  Certificate"  has  the  meaning  set  forth  in  Section
2.12(f).
          "Transfer  Restricted  Security"  has  the  meaning  set  forth  in
Section  2.12(f).
          "Trigger  Event"  has  the  meaning  set  forth  in  Section  12.3(d).
          "Trustee" means the party named as the "Trustee" in the first paragraph of this Indenture until a successor replaces it pursuant to the applicable provisions of this Indenture and, thereafter, shall mean such successor. The foregoing sentence shall likewise apply to any subsequent such successor or successors.
          "Unrestricted    Certificated   Security"    means    a  Certificated
Security  that  is  not  a  Transfer  Restricted  Security.
          "Unrestricted Global Security" means a Global Security that is not a Transfer Restricted Security.
          "Voting Stock" of a person means Equity Interest of such person of the class or classes pursuant to which the holders thereof have the general voting power under ordinary circumstances to elect at least a majority of the board of directors, managers or trustees of such person (irrespective of whether or not at the time Equity Interest of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

          "Wholly Owned Subsidiary" means a Subsidiary all the Equity Interest of which are owned by the Company or another Wholly Owned Subsidiary.

               Section 1.2. Incorporation by Reference of Trust Indenture Act. Whenever this Indenture refers to a provision of the
TIA, the provision is incorporated by reference in and made a part of this Indenture. The following TIA terms used in this Indenture have the following meanings:
               "Commission"  means  the  SEC.
          "indenture  securities"  means  the  Securities.
          "indenture  security  holder"  means  a  Holder.
                "indenture to be qualified" means this Indenture.
          "indenture  trustee"  or  "institutional  trustee"  means
     the  Trustee.
     "obligor"   on  the  indenture  securities  means   the  Company.
     All other TIA terms used but not defined in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule have the meanings assigned to them by such definitions.
          Section  1.3.   Rules  of  Construction.
Unless  the  context  otherwise  requires:
          (a)  a  term  has  the  meaning  assigned  to  it;
     (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with accounting principles generally accepted in the United States as in effect from time to time;
(c)  "or"  is  not  exclusive;
(d)  "including"  means  including,  without  limitation;  and
(e) words in the singular include the plural, and words in the plural include the singular.

          Section  1.4.   Acts  of  Holders.
          (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company, as described in Section 13.2. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section.

(b) The fact and date of the execution by any person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to such officer the execution thereof. Where such execution is by a signer acting in a capacity other than such signer's individual capacity, such certificate or affidavit shall also constitute sufficient proof of such signer's authority, if it so states. The fact and date of the execution of any such instrument or writing, or the authority of the person executing the same, may also be proved in any other manner which the Trustee deems sufficient.
(c) The principal amount and certificate number of any Security and the ownership of Securities shall be proved by the register maintained by the Registrar for the Securities.
(d) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.
(e) If the Company shall solicit from the Holders any request, demand, authorization, direction, notice, consent, waiver or other Act, the Company may, at its option, by or pursuant to a Board Resolution, fix in advance a record date for the determination of Holders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other Act, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other Act may be given before or after such record date, but only the Holders of record at the close of business on such record date shall be deemed to be Holders for the purposes of determining whether Holders of the requisite proportion of outstanding Securities have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other Act, and for that purpose the outstanding Securities shall be computed as of such record date; provided that no such authorization, agreement or consent by the Holders on such record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than six months after the record date.

                                   ARTICLE II

                                 THE SECURITIES
     SECTION  2.1.     Form  and  Dating.
The Securities and the Trustee's certificate of authentication shall be substantially in the form of Exhibit A attached hereto, which is a part of this Indenture. The Securities may have notations, legends or endorsements required by law, stock exchange rule or usage (provided that any such notation, legend or endorsement required by usage is in a form acceptable to the Company). The Company shall provide any such notations, legends or endorsements to the Trustee in writing. Each Security shall be dated the date of its authentication.
     (a) Restricted Global Securities. All of the Securities are being offered and sold within the United States to QIBs in reliance on Rule 144A and shall be issued, initially in the form of one or more Restricted Global Securities, which shall be deposited with the Trustee at its Corporate Trust Office, as custodian for the Depositary and registered in the name of DTC or the nominee thereof, duly executed by the Company and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of the Restricted Global Securities may from time to time be increased or decreased by adjustments made on the records of the Trustee and the Depositary as hereinafter provided.

(b) Global Securities in General. Each Global Security shall represent such of the outstanding Securities as shall be specified therein and each shall provide that it shall initially represent the aggregate amount of outstanding Securities stated thereon, but that the aggregate amount of outstanding Securities represented thereby may from time to time be reduced or increased, as appropriate, to reflect exchanges, redemptions, purchases and conversions of such Securities.
     Any  adjustment  of  the  aggregate  principal  amount  of  a
Global Security to reflect the amount of any increase or decrease in the amount of outstanding Securities represented thereby shall be made by the Trustee in accordance with instructions given by the Holder thereof as required by
Section 2.12 and shall be made on the records of the Trustee and the Depositary.
          Neither  any  members  of,  or  participants  in,     the
Depositary (collectively, the "Agent Members") nor any other persons on whose behalf Agent Members may act shall have any rights under this Indenture with respect to any Global Security registered in the name of the Depositary or any nominee thereof, or under any such Global Security, and the Depositary or such nominee, as the case may be, may be treated by the Company, the Trustee and any agent of the Company or the Trustee as  the absolute  owner  and  holder  of  such  Global  Security  for  all
purposes whatsoever.   Notwithstanding  the  foregoing, nothing
contained herein shall (A) prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or such nominee, as
the  case  may  be,          or  (B)
impair, as between the Depositary, its Agent Members and any other person on whose behalf an Agent Member may act, the operation of customary practices of such Persons governing the exercise of the rights of a holder of any Security.
          (c) Certificated Securities. Certificated Securities will be issued only under the limited circumstances provided in Section 2.12(a)(i).
          Section  2.2.   Execution  and  Authentication.
          The  Securities  shall  be  executed  on  behalf          of  the
Company  by  any  Officer.  The  signature  of  the  Officer          on  the
Securities  may  be  manual  or  facsimile.
             A Security bearing the manual or facsimile signature of
an  individual  who  was  at  the  time  of  the  execution          of  the
Security  an  Officer  shall  bind  the  Company,  notwithstanding  that
such  individual  has  ceased  to  hold  such  office(s)  prior          to  the
authentication and delivery of such Securities or did not hold such office(s) at the date of authentication of such Securities.
          No  Security  shall be entitled to any benefit under this Indenture or
be  valid or obligatory for any purpose unless  there appears          on   such
Security  a  certificate  of  authentication
substantially in the form provided for herein duly executed by the Trustee by manual or facsimile signature of an authorized signatory, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder.
          The   Trustee   shall  authenticate  and  deliver     the
Securities for original issue in an aggregate principal amount of up to $90,000,000 upon one or more Company Orders (which shall include the matters required to be set forth in an Officer's Certificate pursuant to Sections
13.4 and 13.5) without any further action by the Company (other than as contemplated below and in Section 13.4 and Section 13.5). The aggregate principal amount of the Securities due at the Stated Maturity thereof
outstanding  at any time may not exceed the amount set  forth  in the  foregoing
sentence  except  as  provided  in  Section  2.7.          In
authenticating  such  Securities,  and  accepting  the  additional
responsibilities  under  this  Indenture  in  relation  to   such  Securities,
the  Trustee  shall  receive  and  shall  be   fully  protected in relying upon:
     (a) a copy of the Board Resolution in or pursuant to which the terms and form of the Securities were established, the issuance and sale of the Securities was authorized, this Indenture was authorized and specified Officers were authorized to establish the form and determine the terms of the Securities and the form of this Indenture, to execute the Securities and this Indenture on behalf of the Company and to take any other necessary actions relating thereto and evidence of any actions taken by authorized Officers pursuant to that Board Resolution, certified by the Secretary, an Assistant Secretary or the General Counsel of the Company to have been duly adopted by the Board of Directors or taken by any authorized Officer and to be in full force and effect as of the date of such certificate; and

(b)  an  Opinion  of  Counsel  which  shall  state:
          (i) that the form of such Securities has been established by or pursuant to a resolution of the Board of Directors and in conformity  with  the  provisions  of  this  Indenture;
(ii) that the terms of such Securities have been established in or pursuant to a resolution of the Board of Directors and in conformity with the other provisions of this Indenture;
(iii)     that  such  Securities,  when  authenticated  and  delivered by the Trustee and issued by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company, enforceable in accordance with their terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting the enforcement of creditors' rights and to general equity principles;
(iv) that all laws and requirements in respect of the execution and delivery by the Company of such Securities have been complied with; and
(v) that this Indenture has been duly authorized, executed and delivered by the Company and constitutes a valid and binding agreement of the Company enforceable in accordance with its terms.
          The Trustee shall act as the initial authenticating agent. Thereafter, the Trustee may appoint an authenticating agent acceptable to
the  Company  to  authenticate  Securities.   An  authenticating  agent  may
authenticate Securities whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by  such  agent.
          The Securities shall be issued only in registered form without coupons and only in denominations of $1,000 of principal amount and any integral multiple of $1,000.

          Section  2.3.   Registrar,  Paying  Agent  and  Conversion  Agent.
          The Company shall maintain an office or agency where Securities may be presented for registration of transfer or for exchange ("Registrar"), an office or agency where Securities may
be     presented  for  redemption,  purchase  or  payment  ("Paying
Agent"), an office or agency where Securities may be presented for conversion ("Conversion Agent") and an office or agency where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served. Pursuant to Section 6.5, the Company will at all times maintain a Registrar, Paying Agent, Conversion Agent and an office or agency where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served in the Borough of Manhattan, New York City. The
Registrar shall keep a register of the Securities and of their transfer and exchange.
          The Company may have one or more co-registrars, one or more additional paying agents and one or more additional conversion agents. The term Paying Agent includes any additional paying agent, including any named
pursuant  to  Section  6.5.     The
term Conversion Agent includes any additional conversion agent, including any named pursuant to Section 6.5.
          The Company shall enter into an appropriate limited agency agreement with any Registrar, Paying Agent, Conversion Agent or co-registrar (in each case, if such Registrar, agent or co-registrar is a Person other than the Trustee). The agreement shall implement the provisions of this Indenture that relate to such agent. The Company shall notify the Trustee of the name and address of any such agent. If the Company fails to maintain a Registrar or Paying Agent, the Trustee shall act as such and shall be entitled to appropriate compensation therefor pursuant to Section 9.7. The Company or any Subsidiary or an Affiliate of either of them may act as Paying Agent, Registrar, Conversion Agent or co-registrar and, if the Company fails to maintain a Conversion Agent, the Company shall act as such.
          The Company hereby initially appoints the Trustee as Registrar and Paying Agent in connection with the Securities.

          Section 2.4. Paying Agent to Hold Cash and Securities in Trust. Except as otherwise provided herein, prior to 10:00
a.m., New York City time, on each due date of payments in respect of any Security, the Company shall deposit with the Paying Agent cash (in immediately available funds if deposited on the due date) or number of shares of Applicable Stock sufficient to make such payments when so becoming due. The Company shall require each Paying Agent (other than the Trustee) to agree in writing that the Paying Agent shall hold in trust for the benefit of Holders or the Trustee all cash and Applicable Stock held by the Paying Agent for the making of payments in respect of the Securities and shall notify the Trustee of any default by the Company in making any such payment. If the Company, a Subsidiary or an Affiliate of either of them acts as Paying Agent, it shall segregate the money and Applicable Stock held by it as Paying Agent and hold it as a separate trust fund. The Company at any time may require a Paying Agent to pay all cash and Applicable Stock held by it to the Trustee, and to account for any funds and Applicable Stock disbursed by it, and the Trustee may at any time during the continuance of any such default, upon the written request to the Paying Agent, require such Paying Agent to forthwith pay to the Trustee all cash and Applicable Stock so held in trust. Upon doing so, the Paying Agent shall have no further liability for the cash or Applicable Stock.
          Section  2.5.   Holder  Lists.
          The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Holders. If the Trustee is not the Registrar, the Company shall cause to be furnished to the Trustee on or before each semiannual interest payment date and at such other times as the Trustee may request in writing a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of Holders.
          Section  2.6.   Transfer  and  Exchange.
          (a) Subject to compliance with any applicable additional requirements contained in Section 2.12, when a Security is presented to the Registrar with a request to register a transfer thereof or to exchange such Security for an equal principal amount of Securities of other authorized denominations, the Registrar shall register the transfer or make the exchange as requested; provided, however, that every Security presented or surrendered for registration of transfer or exchange shall be duly endorsed or accompanied by an assignment form and, if applicable, a transfer certificate, each in the form included in Exhibit A attached hereto and in form satisfactory to the Registrar and each duly executed by the Holder thereof or its attorney duly authorized in writing. To permit registration of transfers and exchanges, upon surrender of any Security for registration of transfer or exchange at an office or agency maintained for such purpose pursuant to Section 2.3, the Company shall execute, and the Trustee shall authenticate Securities of a like aggregate principal amount at the Registrar's request. Any transfer or exchange shall be without charge, except that the Company or the Registrar may require payment of a sum sufficient to pay all taxes, assessments or other governmental charges that may be imposed in connection with the transfer or exchange of the Securities from the Holder requesting such transfer or exchange.
     Neither the Company, the Registrar nor the Trustee shall be required to exchange or register a transfer of (i) any Securities selected for redemption (except, in the case of Securities to be redeemed in part, the portion thereof not to be redeemed), (ii) any Securities in respect of which a Purchase Notice or a Fundamental Change Purchase Notice has been given and not withdrawn by the Holder thereof in accordance with the terms of this Indenture (except, in the case of Securities to be purchased in part, the portion thereof not to be purchased) or (iii) any Securities for a period of 15 days before the mailing of a notice of redemption of Securities to be redeemed.

     All Securities issued upon any transfer or exchange of Securities shall be valid obligations of the Company, evidencing the same debt and entitled to the same benefits under this Indenture, as the Securities surrendered upon such transfer or exchange.
     (b) Any Registrar appointed pursuant to Section 2.3 shall provide to the Trustee such information as the Trustee may reasonably require in connection with the delivery by such
Registrar  of  Securities  upon  transfer  or  exchange  of  Securities.
(c)  Each  Holder  of  a Security agrees to indemnify the Company, the Registrar and the Trustee against any liability that may result from the transfer, exchange or assignment of such Holder's Security in violation of any provision of this Indenture and/or applicable United States federal or state securities law.
     The  Trustee  shall  have  no  obligation  or  duty  to  monitor, determine or inquire as to compliance with any restrictions on transfer imposed under this Indenture or under applicable law with respect to any transfer of any interest in any Security (including any transfers between or among Agent Members or other beneficial owners of interests in any Global Security) other than to require delivery of such certificates and other documentation or evidence as are expressly required by, and to do so if and when expressly required by the terms of, this Indenture, and to examine the same to determine substantial compliance as to form with the express requirements hereof.
     Section  2.7.   Replacement  Securities.
     If (a) any mutilated Security is surrendered to the Company, the Registrar or the Trustee, or (b) the Company, the Registrar and the Trustee receive evidence to their satisfaction of the destruction, loss or theft of any Security, and there is delivered  to  the  Company,  the  Registrar  and the  Trustee  such security or indemnity as may be required by them to save each of them harmless, then, in the absence of notice to the Company, the Registrar or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute and upon its written request the Trustee shall authenticate and deliver, in exchange for any such mutilated Security or in lieu of any such destroyed, lost or stolen Security, a new Security of like tenor and
principal   amount,  bearing  a  certificate     number     not
contemporaneously  outstanding.
          In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, or is about to be redeemed by the Company pursuant to Article III or purchased by the Company pursuant to
Article IV or V, the Company in its discretion may, instead of issuing a new Security, pay, redeem or purchase such Security, as the case may be.
          Upon the issuance of any new Securities under this Section 2.7, the Company may require the payment of a sum sufficient to cover any tax, assessment or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee or the Registrar) connected therewith.
          Every new Security issued pursuant to this Section 2.7 in lieu of any mutilated, destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all benefits of this Indenture equally and proportionately  with  any  and  all  other  Securities  duly  issued hereunder.
The  provisions  of  this  Section  2.7 are  exclusive  and  shall preclude  (to
the  extent  lawful)  all  other  rights  and  remedies  with   respect  to  the
replacement  or  payment  of  mutilated,  destroyed,  lost or stolen Securities.

      Section  2.8.   Outstanding  Securities;  Determinations  of  Holders'
Action.
          Securities  outstanding  at  any  time  are   all     the
Securities  authenticated  by  the  Trustee,  except  for   those
cancelled by it, those paid, redeemed or purchased pursuant to Section 2.7, those delivered to it for cancellation and those described in this Section 2.8 as not outstanding.

          A Security does not cease to be outstanding because the Company or an Affiliate thereof holds the Security; provided, however, that in determining whether the Holders of the requisite principal amount of Securities have given or concurred in any request, demand, authorization, direction, notice, consent, waiver, or other Act hereunder, Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or such other obligor shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent, waiver or other Act, only Securities which a Responsible Officer of the Trustee actually knows to be so owned shall be so disregarded. Subject to the foregoing, only Securities outstanding at the time of such determination shall be considered in any such determination.
          If  a  Security  is  replaced  pursuant  to  Section     2.7,  the
replaced  Security  ceases  to  be  outstanding  unless  the  Trustee receives proof satisfactory to it that the replaced Security is held by a bona fide purchaser unaware that such Security has been replaced.
     If the Paying Agent holds, in accordance with the terms of this Indenture, prior to 10:00 a.m., New York City time, on a Redemption Date, a Purchase
Date, a Fundamental Change Purchase Date or Stated Maturity, as the case may be, cash or securities, if permitted hereunder, sufficient to pay Securities
payable  on  that   date,  then  on  such  Redemption  Date,  Purchase   Date,
Fundamental Change Purchase Date or Stated Maturity, as the case may be, such Securities shall cease to be outstanding and interest and Additional Amounts, if any, on such Securities shall cease to accrue.
     If   a   Security  is  converted  in  accordance     with
Article XII, then from and after the time of conversion on the date of conversion, such Security shall cease to be outstanding and interest and Additional Amounts, if any, on such Security shall cease to accrue.
     Section  2.9.   Temporary  Securities.
     Pending the preparation of definitive Securities, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations
as  the  officers  executing  such  Securities          may
determine,  as  conclusively  evidenced by their execution  of  such Securities.
     If temporary Securities are issued, the Company will cause definitive Securities to be prepared without unreasonable delay. After the preparation of definitive Securities, the temporary Securities shall be exchangeable for definitive Securities upon surrender of the temporary Securities at the office or agency of the Company designated for such purpose pursuant
to  Section  2.3,  without  charge  to  the  Holder.     Upon
surrender   for  cancellation  of  any  one  or  more   temporary  Securities
the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a like principal amount of definitive Securities of authorized denominations. Until so exchanged the temporary Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Securities.
     Section  2.10.  Cancellation.
     All Securities surrendered for payment, purchase by the Company pursuant to Articles IV or V, conversion, redemption or registration of transfer or exchange shall, if surrendered to any person other than the Trustee, be delivered to the Trustee and shall be promptly cancelled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have
acquired  in  any  manner  whatsoever,  and  all  Securities   so  delivered
shall  be  promptly  cancelled  by  the  Trustee.          The
Company may not issue new Securities to replace Securities it has paid or delivered to the Trustee for cancellation or that any Holder has converted
pursuant  to  Article  XII.     No  Securities
shall be authenticated in lieu of or in exchange for any Securities cancelled as provided in this Section, except as expressly permitted by this Indenture. All cancelled Securities held by the Trustee shall be disposed of by the Trustee in accordance with the Trustee's customary procedure.

          Section  2.11.  Persons  Deemed  Owners.
          Prior to due presentment of a Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the person in whose name such Security is registered as the owner of such Security for the purpose of receiving payment (whether in cash or Applicable Stock) of principal of, Redemption Price, Purchase Price or Fundamental Change Purchase Price, and interest and Additional Amounts, if any, on, the Security, for the purpose of receiving cash or Applicable Stock upon conversion and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

          Section  2.12.  Additional  Transfer  and  Exchange  Requirements.
          (a)  Transfer  and  Exchange  of  Global  Securities.
          (i) Certificated Securities shall be issued in exchange for interests in the Global Securities only if (x) the Depositary notifies the Company that it is unwilling or unable to continue as Depositary for the Global Securities or if it at any time ceases to be a "clearing agency" registered under the Exchange Act, if so required by applicable law or regulation and a successor Depositary is not appointed by the Company within 90 days, or (y) an Event of Default has occurred and is continuing. In either case, the Company shall execute, and the Trustee shall, upon receipt of a Company Order (which the Company agrees to deliver promptly), authenticate and deliver Certificated Securities in an aggregate principal amount equal to the principal amount of such Global Securities in exchange therefor. Only Restricted Certificated Securities shall be issued in exchange for beneficial interests in Restricted Global Securities, and only Unrestricted Certificated Securities shall be issued in exchange for beneficial interests in Unrestricted Global Securities. Certificated Securities issued in exchange for beneficial interests in Global Securities shall be registered in such names and shall be in such authorized denominations as the Depositary, pursuant to instructions from its direct or indirect participants or otherwise, shall instruct the Trustee. The Trustee shall deliver or cause to be delivered such Certificated Securities to the Persons in whose name such Securities are so registered. Such exchange shall be effected in accordance with the Applicable Procedures.
(ii) Notwithstanding any other provisions of this Indenture other than the provisions set forth in Section 2.12(a)(i), a Global Security may not be transferred except as a whole by the Depositary to a nominee of the Depositary or by a nominee of the Depositary to the Depositary or another nominee of the Depositary or by the Depositary or any such nominee to a successor Depositary or a nominee of such successor Depositary.
          (b) Transfer and Exchange of Certificated Securities. In the event that Certificated Securities are issued in exchange for beneficial interests in Global Securities in accordance with Section 2.12(a)(i), and, on or after such event, Certificated Securities are presented by a Holder to the Registrar with a request:
     (x) to register the transfer of the Certificated Securities to a person who will take delivery thereof in the form of Certificated Securities only; or
          (y)                        to  exchange  such  Certificated
Securities for an equal principal amount of Certificated Securities of other authorized denominations, such Registrar shall register the transfer or make the exchange as requested; provided, however, that the Certificated Securities presented or surrendered for register of transfer or exchange:
(i) shall be duly endorsed or accompanied by a written instrument of transfer in accordance with the proviso to the first  paragraph  of  Section  2.6;  and
(ii) in the case of a Restricted Certificated Security, such request shall be accompanied by the following additional information and documents, as applicable:
          (A) if such Restricted Certificated Security is being delivered to the Registrar by a Holder for registration in the name of such
          Holder, without transfer, or such Restricted Certificated Security is being transferred to the Company or a Subsidiary of the Company, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate);
(B) if such Restricted Certificated Security is being transferred to a person the Holder reasonably believes is a QIB in accordance with Rule 144A or pursuant to an effective registration statement under the Securities Act, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate); or
(C) if such Restricted Certificated Security is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 or to an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities
Act) pursuant to and in compliance with an exemption from the registration requirements under the Securities Act, a certification to that effect from the Holder (in substantially the form set forth in the Transfer Certificate) and, in the case of a transfer to an institutional accredited investor, a certificate containing certain representations and warranties (in substantially the form set forth in Exhibit B) and, in either case, if the Company or the Registrar so requests, a customary Opinion of Counsel, certificates and other information reasonably acceptable to the Company and the Registrar to the effect that such transfer does not require registration under the Securities Act.
          (c)  Transfer  of  a  Beneficial  Interests  in  a  Restricted  Global
Security  for  a  Beneficial  Interest  in  an  Unrestricted  Global
Security. Any person having a beneficial interest in a Restricted Global Security may upon request, subject to the Applicable Procedures, transfer such beneficial interest to a person who is required or permitted to take delivery thereof in the form of an Unrestricted Global Security. Upon receipt by the Trustee of written instructions, or such other form of instructions as is customary for the Depositary, from the Depositary or its nominee on behalf of any person having a beneficial interest in a Restricted Global Security and the following additional information and documents in such form as is customary for the Depositary from the Depositary or its nominee on behalf of the person having such beneficial interest in the Restricted Global Security (all of which may be submitted by facsimile or electronically):

          (i) if such beneficial interest is being transferred pursuant to an effective registration statement under the Securities Act, a certification to that effect from the Holder (in substantially the  form  set  forth  in  the  Transfer  Certificate);  or

(ii) if such beneficial interest is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144, a certification to that effect from the Holder (in substantially the form set forth in the Transfer Certificate) and, if the Company or the Trustee so requests, a customary Opinion of Counsel, certificates and other information reasonably acceptable to the Company and the Trustee to the effect that such transfer does not require registration under the Securities Act, the Trustee, as the Registrar, shall reduce or cause to be reduced the aggregate principal amount of the Restricted Global Security by the appropriate principal amount and shall increase or cause to be increased the aggregate principal amount of the Unrestricted Global Security by a like principal amount. Such transfer shall otherwise be effected in accordance with the Applicable Procedures. If no Unrestricted Global Security is then outstanding, the Company shall execute and the Trustee shall, upon receipt of a Company Order (which the Company agrees to deliver promptly), authenticate and deliver an Unrestricted Global Security.

     (d) Transfer of a Beneficial Interest in an Unrestricted Global Security for a Beneficial Interest in a Restricted Global
Security. Any person having a beneficial interest in an Unrestricted Global Security may upon request, subject to the Applicable Procedures, transfer such beneficial interest to a person who is required or permitted to take delivery thereof in the form of a Restricted Global Security (it being understood that only QIBs may own beneficial interests in Restricted Global Securities). Upon receipt by the Trustee of written instructions, or such other form of instructions as is customary for the Depositary, from the Depository or its nominee on behalf of any person having a beneficial interest in an Unrestricted Global Security and the following additional information and documents in such form as is customary for the Depositary, from the Depositary or its nominee on behalf of the person having such beneficial interest in the Unrestricted Global Security (all of which may be submitted by facsimile or electronically): a certification from the Holder (in substantially the form set forth in the Transfer Certificate) to the effect that such beneficial interest is being transferred to a person that the transferor reasonably believes is a QIB in accordance with Rule 144A. The Trustee, as the Registrar, shall reduce or cause to be reduced the aggregate principal amount of the Unrestricted Global Security by the appropriate principal amount and shall increase or cause to be increased the aggregate principal amount of the Restricted Global Security by a like principal amount. Such transfer shall otherwise be effected in accordance with the Applicable Procedures. If no Restricted Global Security is then outstanding, the Company shall execute and the Trustee shall, upon receipt of a Company Order (which the Company agrees to deliver promptly), authenticate and deliver a Restricted Global Security.
(e) Transfers of Certificated Securities for Beneficial Interest in Global Securities. In the event that Certificated Securities are issued in exchange for beneficial interests in Global Securities and, thereafter, the events or conditions specified in Section 2.12(a)(i) which required such exchange shall cease to exist, the Company shall mail notice to the Trustee and to the Holders stating that Holders may exchange Certificated Securities or interests in Global Securities by complying with the procedures set forth in this Indenture and briefly describing such procedures and the events or circumstances requiring that such notice be given. Thereafter, if Certificated Securities are presented by a Holder to a Registrar with a request:
          (x) to register the transfer of such Certificated Securities to a person who will take delivery thereof in the form of a beneficial interest in a Global Security, which request shall specify whether such Global Security will be a Restricted Global
Security  or   an  Unrestricted  Global  Security,  or
          (y)                   to  exchange  such  Certificated
Securities for an equal principal amount of beneficial interests in a Global Security, which beneficial interests will be owned by the Holder transferring such Certificated Securities (provided that in the case of such an exchange, Restricted Certificated Securities may be exchanged only for Restricted Global Securities and Unrestricted Certificated Securities may be exchanged only for Unrestricted Global Securities), the Registrar shall register the transfer or make the exchange as requested by canceling
such  Certificated     Security  and  causing,  or   directing   the
Registrar to cause, the aggregate principal amount of the applicable Global Security to be increased accordingly and, if no such Global Security is then outstanding, the Company shall issue and the Trustee shall, upon receipt of a
Company  Order   (which  the  Company  agrees  to  deliver  promptly)
authenticate  and  deliver  a  new  Global  Security;
provided, however, that the Certificated Securities presented or surrendered for registration of transfer or exchange:

     (1) shall be duly endorsed or accompanied by a written instrument of transfer in accordance with the proviso to the first  paragraph  of  Section  2.6;
(2) in the case of a Restricted Certificated Security to be transferred for a beneficial interest in an Unrestricted Global Security, such request shall be accompanied by the following additional information and documents, as applicable:
     (i) if such Restricted Certificated Security is being transferred pursuant to an effective registration statement under the Securities Act, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate); or
(ii) if such Restricted Certificated Security is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate) and, if the Company or the Registrar so requests, a customary Opinion of Counsel, certificates and other information reasonably acceptable to the Company and the Trustee to the effect that such transfer does not require registration under of the Securities Act;
     (3) in the case of a Restricted Certificated Security to be transferred or exchanged for a beneficial interest in a Restricted Global Security, such request shall be accompanied by a certification from such Holder (in substantially the form set forth in the Transfer Certificate) to the effect that such Restricted Certificated Security is being transferred to a person the Holder reasonably believes is a QIB (which, in the case of an exchange, shall be such Holder) in accordance with Rule 144A;
(4) in the case of an Unrestricted Certificated Security to be transferred or exchanged for a beneficial interest in an Unrestricted Global Security, such request need not be accompanied by any additional information or documents; and
(5) in the case of an Unrestricted Certificated Security to be transferred or exchanged for a beneficial interest in a Restricted Global Security, such request shall be accompanied by a certification from such Holder (in substantially, the form set forth in the Transfer Certificate) to the effect that such Unrestricted Certificated Security is being transferred to a person the Holder reasonably believes is a QIB (which, in the case of an exchange, shall be such Holder) in accordance with Rule 144A.
     (f)  Legends.
     (1) Except as permitted by the following paragraphs (2), (3) and (4), each Global Security and Certificated Security (and all
Securities issued in exchange therefor or upon registration of transfer or replacement thereof) shall bear a legend in substantially the form called for by footnote 2 to Exhibit A attached hereto (each a "Transfer Restricted Security"), for so long as it is required by this Indenture to bear such legend. Each Transfer Restricted Security shall have attached thereto a certificate (a "Transfer Certificate") in substantially the form called for by footnote 4 to Exhibit A attached hereto.
(2)  Upon  any  sale  or  transfer  of  a  Transfer  Restricted  Security
(x) after the expiration of the holding period applicable to sales of the Securities under Rule 144(k) of the Securities Act;
(y) pursuant to Rule 144 or (z) pursuant to an effective registration statement under the Securities Act:
     (i) in the case of any Restricted Certificated Security, any Registrar shall permit the Holder thereof to exchange such Restricted Certificated Security for an Unrestricted Certificated Security, or (under the circumstances described in Section 2.12(e)) to transfer such Restricted Certificated Security to a transferee who shall take such Security in the form of a beneficial interest in an Unrestricted Global Security, and in each case shall rescind any restriction on the transfer of such Security; provided, however, that the Holder of such Restricted Certificated Security shall, in connection with such exchange or transfer, comply with the other applicable provisions of this Section 2.12; and

(ii)  in  the  case  of  any  beneficial  interest  in  a  Restricted
Global Security, the Trustee shall permit the beneficial owner thereof to transfer such beneficial interest to a transferee who shall take such interest in the form of a beneficial interest in an Unrestricted Global Security and shall rescind any restriction on transfer of such beneficial interest; provided, that such Unrestricted Global Security shall continue to be subject to the provisions of Section 2.12(a)(ii); and provided, further, that the owner of such beneficial interest shall, in connection with such transfer, comply with the other applicable provisions of this Section 2.12.
     (3) Upon the exchange, registration of transfer or replacement of Securities not bearing the legend described in paragraph (1)
     above, the Company shall execute, and the Trustee shall authenticate and deliver Securities that do not bear such legend and that do not have a Transfer Certificate attached thereto.
(4)  After  the  expiration  of  the  holding  period  pursuant  to  Rule
144(k) of the Securities Act, the Company may with the consent of the Holder of a Restricted Global Security or a Restricted Certificated Security, remove any restriction of transfer on such Security, and the Company shall execute, and the Trustee shall authenticate and deliver Securities that do not bear such legend and that do not have a Transfer Certificate attached thereto.
(5)  Until  the  expiration  of  the  holding  period applicable to sales of the
Securities under Rule 144(k) of the Securities Act or a transfer pursuant to Rule 144 or pursuant to an effective registration statement under the Securities Act, the Common Stock issued upon conversion of the Securities shall bear the legend insubstantially the form called for by Exhibit C attached hereto.
     (g) Transfers to the Company. Nothing contained in this Indenture or in the Securities shall prohibit the sale or other transfer of any Securities (including beneficial interests in Global Securities) to the Company or any of its Subsidiaries, which Securities shall thereupon be cancelled in accordance with Section 2.10.
     Section     2.13.  CUSIP  Numbers.
The Company may issue the Securities with one or more "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee of any change in the CUSIP numbers.
     Section     2.14.  Ranking.
The indebtedness of the Company arising under or in connection with this Indenture and every outstanding Security issued under this Indenture from time to time constitutes and will constitute a senior unsecured general obligation
of  the  Company,  ranking  equally     with   other  existing  and  future
senior   unsecured
Indebtedness of the Company and ranking senior in right of payment to any future Indebtedness of the Company that is expressly made subordinate to the Securities by the terms of such Indebtedness.

                                   ARTICLE III

                                   REDEMPTION
     SECTION 3.1. The Company's Right to Redeem; Notice to Trustee. Prior to July 15, 2008, the Securities will not be redeemable  at  the  Company's  option.  On  or  after  July  15,  2008, the Company, at its option, may redeem the Securities in accordance with this Article III for cash at any time as a whole, or from time to time in part, at a redemption price equal to 100% of the principal amount of those Securities plus any accrued and unpaid interest and Additional Amounts, if
any,  on   those  Securities   to,     but  excluding,  the  Redemption   Date
(the "Redemption  Price").
     In the event that the Company elects to redeem the Securities on a date that is after any Regular Record Date but on or before the corresponding Interest Payment Date, the Company shall be required to pay any accrued and unpaid interest and Additional Amounts, if any, to the holder of the redeemed Security and not the Holder on the corresponding Regular Record Date.
     If  the  Company  elects  to  redeem  Securities,  it  shall  notify  the
Trustee in writing of the Redemption Date, the principal amount of Securities to be redeemed and the Redemption Price. The Company shall give this notice to the Trustee by a Company Order at least 40 days before the Redemption Date (unless a shorter notice shall be satisfactory to the Trustee).
     Section     3.2.   Selection  of  Securities  to  Be  Redeemed.
          If fewer than all of the outstanding Securities are to be redeemed, unless the procedures of the Depositary provide otherwise, the Trustee shall select the Securities to be redeemed by lot or on a pro rata basis or by another method the Trustee considers fair and appropriate. The Trustee shall make the selection within five Business Days after it receives the notice provided for in Section 3.1 from outstanding Securities not previously called for redemption.
          Securities and portions of Securities that the Trustee selects shall be in principal amounts of $1,000 or an integral multiple of $1,000. Provisions of this Indenture that apply to Securities called for redemption also apply to portions of Securities called for redemption. The Trustee shall notify the Company promptly of the Securities or portions of the Securities to be redeemed.
          Securities and portions of Securities that are to be redeemed are convertible by the Holder until 5:00 p.m., New York City time, on the second Business Day immediately preceding the Redemption Date. If any Security selected for partial redemption is converted in part before termination of the conversion right with respect to the portion of the Security so selected, the converted portion of such Security shall be deemed (so far as may be) to be the portion selected for redemption. Securities which have been converted during a selection of Securities to be redeemed may be treated by the Trustee as outstanding for the purpose of such selection.
          Section  3.3.   Notice  of  Redemption.
At least 30 days but not more than 60 days before a Redemption Date, the Company shall mail a notice of redemption by first-class mail, postage prepaid, to each Holder of Securities to be redeemed.
The notice of redemption shall identify the Securities to be redeemed and shall state:
(a)  the  Redemption  Date;
(b)  the  Redemption  Price;
(c)  the  Conversion  Rate  and  any  adjustments  thereto;
(d)  the  name  and  address  of  the  Paying  Agent  and  Conversion  Agent;
(e) that Securities called for redemption may be converted at any time prior to 5:00 p.m., New York City time, on the second Business Day preceding the Redemption Date;

(f) that Holders who want to convert their Securities must satisfy the requirements set forth in Article XII;
(g) that Securities called for redemption must be surrendered to the Paying Agent to collect the Redemption Price;
(h) if fewer than all of the outstanding Securities are to be redeemed, the certificate numbers, if any, and principal amounts of the particular Securities to be redeemed;
(i) that, unless the Company defaults in making payment of such Redemption Price, interest and Additional Amounts, if any, on Securities called for redemption will cease to accrue on and after the Redemption Date;
(j)  the  CUSIP  number(s)  of  the  Securities;  and
(k)  any  other  information  the  Company  wants  to  present.
          At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at the Company's expense; provided, however, that the Company makes such request at least five Business Days (unless a shorter period shall be satisfactory to the Trustee) prior to the date by which such notice of redemption must be given to Holders in accordance with this Section 3.3; provided, further, that the text of the notice of redemption shall be prepared by the Company.
     Section     3.4.   Effect  of  Notice  of  Redemption.
     Once notice of redemption is given, Securities called for redemption become due and payable on the Redemption Date and at the Redemption Price, except for Securities which are converted in accordance with the terms of this Indenture. Upon surrender to the Paying Agent, such Securities shall be paid at the Redemption Price.
     Section     3.5.   Deposit  of  Redemption  Price.
     Prior to 10:00 a.m., New York City time, on the applicable Redemption Date, the Company shall deposit with the Paying Agent (or if the Company or a Subsidiary or an Affiliate of either of them is acting as the Paying Agent, shall segregate and hold in trust as provided in Section 2.4) an amount  of  cash  (in  immediately  available  funds  if  deposited  on  the
Redemption  Date)  sufficient  to  pay  the aggregate Redemption  Price  of  all
Securities  or  portions  thereof  which  are  to  be  redeemed  as  of  such
Redemption Date other than Securities or portions of Securities called for redemption which on or prior thereto have been delivered by the Company to the  Trustee  for  cancellation  or  have  been  converted.
     If the Paying Agent holds, in accordance with the terms hereof, at 10:00 a.m., New York City time, on the applicable Redemption Date, cash sufficient to pay the Redemption Price of any Securities for which notice of redemption is given, then, on such Redemption Date, such Securities will cease to be outstanding and interest and Additional Amounts, if any, on such Securities will cease to accrue, whether or not such Securities are delivered to the Paying Agent, and the rights of the Holders in respect thereof shall terminate (other than the right to receive the Redemption Price upon delivery of such Securities).

Section     3.6.   Securities  Redeemed  in  Part.
     Any Certificated Security which is to be redeemed only in part shall be surrendered at the office of the Paying Agent and the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without charge, a new Security or Securities, of any authorized
denomination     as
requested by such Holder in aggregate principal amount equal to the unredeemed portion of the Security surrendered.
     Section     3.7.   Repayment  to  the  Company.
     To the extent that the aggregate amount of cash deposited by the Company pursuant to Section 3.5 exceeds the aggregate Redemption Price of the Securities or portions thereof which the Company is redeeming as of the Redemption Date, then, promptly after the Redemption Date, the Paying Agent shall return any such excess to the Company.
     Section     3.8.   No  Sinking  Fund.
     The  Securities  shall  not  have  a  sinking  fund.


                                ARTICLE  IV

       PURCHASE  AT  THE  OPTION  OF  HOLDERS  ON  SPECIFIC  DATES
     SECTION     4.1.   Optional  Put.
          (a) Each Holder shall have the right, at the Holder's option, but subject to the provisions of this Section 4.1, to require the Company to purchase, and upon the exercise of such right, the Company shall purchase, all of such Holder's Securities not theretofore called for redemption, or any portion of the Principal Amount at Issuance thereof that is equal to $1,000 or an integral multiple thereof, as directed by such Holder pursuant to this Section 4.1, on each of July 16, 2008, July 16, 2013 and July 16, 2018 (each a Purchase Date"). The Company shall be required to purchase such Securities at a purchase price in cash equal to 100% of the Principal Amount at Issuance plus any accrued and unpaid cash interest (including any Additional Amounts) to, but excluding, the Purchase Date (the "Purchase Price").
(b) No later than 20 Business Days prior to each Purchase Date, the Company shall mail a written notice of the purchase right by first class mail to the Trustee (and the Paying Agent if the Trustee is not then acting as a Paying Agent) and to each Holder at its address shown in the Security Register of the Registrar, and to beneficial owners as required by applicable law. The notice shall include a form of Purchase Notice to be completed by the Holder and shall briefly state, as applicable:
(i) the date by which the Purchase Notice must be delivered to the Paying Agent in order for a Holder to exercise the purchase right  pursuant  to  this  Section  4.1;
(ii)  the  Purchase  Date;
(iii)     the  Purchase  Price;
(iv)  the  name  and  address  of  the  Paying  Agent  and  the  Conversion
Agent;
(v)  the  Conversion  Rate  and  any  adjustments  thereto;
(vi) that the Securities as to which a Purchase Notice has been given may be converted into Common Stock if they are otherwise convertible pursuant to Article XII of this Indenture only if the Purchase Notice has been withdrawn in accordance with the terms of this Indenture;
(vii)     that  the  Securities  must  be  surrendered  to  the  Paying
Agent  to  collect  payment;
(viii) that the Purchase Price for any Security as to which a Purchase Notice has been duly given and not withdrawn will be paid promptly following the later of the Purchase Date and the time of surrender of such Security as described in
Section  4.1(b)(vii);
(ix)  the  procedures  the  Holder must follow to exercise its rights under this
Section 4.1 and a brief description of such rights; (x) briefly, the conversion rights of the Securities, if any, and that the Holder must satisfy the requirements set forth in the Indenture in order to convert the Securities;
(xi) the procedures for withdrawing a Purchase Notice, including a form of notice of withdrawal;
(xii) that, unless the Company defaults in making payment of such Purchase Price, interest (including any Additional Amounts), if any, on Securities surrendered for purchase by the Company will cease to accrue on and after the Purchase Date; and
(xiii)     the  CUSIP  number(s)  of  the  Securities.
          At the Company's request, the Trustee shall give the notice of purchase right in the Company's name and at the Company's expense; provided, however, that the Company makes such request at least five Business Days (unless a shorter period shall be satisfactory to the Trustee) prior to the date by which such notice of purchase right must be given to the Holders in accordance with this Section 4.1(b); provided, further, that the text of the notice of purchase right shall be prepared by the Company.

     If any of the Securities is in the form of a Global Security, then the Company shall modify such notice to the extent necessary to accord with the procedures of the Depositary applicable to the purchase of Global Securities.
     Simultaneously  with  delivering  the  written   notice  pursuant  to  this
Section 4.1(b), the Company shall publish a notice containing all information specified in such written notice in a newspaper of general circulation in New York, New York, or publish such information on the Company's website, or through such other public medium that reasonably could  be  expected  to  inform  Holders  of  such  information.
     (c)  A  Holder  may  exercise  its  rights  specified in clause (a) of this
Section  4.1  upon  delivery  of  a  written  notice  (which  shall be in substantially the form included on the reverse side of the Securities entitled "Option of Holder to Elect Purchase" hereto and which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of the exercise of such rights (a "Purchase Notice") to the Paying Agent at any time from the opening of business on the date that is 20 Business Days prior to the relevant Purchase Date until the close of business on the fifth  Business  Day  prior  to  such  Purchase  Date.
     The Purchase Notice delivered by a Holder shall state (i) the relevant Purchase Date, (ii) if certificated Securities, the certificate number or numbers of the Security or Securities which the Holder will deliver to
be  purchased     (if     not
certificated, the notice must comply with Applicable Procedures), (iii) the portion of the Principal Amount at Issuance of the Security which the Holder will deliver to be purchased, which portion must be $1,000 or an integral multiple thereof, and (iv) that such Security shall be purchased pursuant to the terms and conditions specified in the Securities and this Indenture.

     Delivery of a Security to the Paying Agent by book-entry transfer or physical delivery prior to, on or after the applicable Purchase Date
(together   with   all     necessary
endorsements) at the offices of the Paying Agent is a condition to receipt by the Holder of the Purchase Price therefor; provided, however, that such Purchase Price shall be so paid pursuant to this Section 4.1 only if the Security so delivered to the Paying Agent shall conform in all respects to the description thereof in the related Purchase Notice, as determined by the Company.
     The  Company  shall  purchase from the  Holder  thereof, pursuant  to  this
Section 4.1, a portion of a Security if the Principal Amount at Issuance of such portion is $1,000 or an integral multiple of $1,000. Provisions of this Indenture that apply to the purchase of all of a Security pursuant to Sections 4.1 through 4.7 also apply to the purchase of such portion of such Security.
     Notwithstanding  anything  contained  herein   to     the
contrary, any Holder delivering to the Paying Agent a Purchase Notice contemplated by this clause (c) shall have the right to withdraw such Purchase Notice in whole or in a portion thereof that is a Principal Amount at Issuance of $1,000 or in an integral multiple thereof at any time prior to the close of business on the Business Day next preceding the Purchase Date by delivery of a written notice of withdrawal to the Paying Agent in accordance with Section 4.2.

     The Paying Agent shall promptly notify the Company of the receipt by it of any Purchase Notice or written withdrawal thereof.
     Anything herein to the contrary notwithstanding, in the case of Global Securities, any Purchase Notice may be delivered or withdrawn and such Securities may be surrendered or delivered for purchase in accordance with the Applicable Procedures as in effect from time to time.
                    Section 4.2.   Effect of Purchase Notice.
     Upon  receipt  by  the  Paying  Agent  of the Purchase Notice specified  in
Section 4.1(c), the Holder of the Security in respect of which such Purchase Notice was given shall (unless such Purchase Notice is withdrawn as specified in the following paragraph) thereafter be entitled to receive solely the Purchase Price with respect to such Security. Such Purchase Price shall be paid to such Holder, subject to receipt of cash by the Paying Agent, promptly following the later of (a) the Purchase Date with respect to such
Security  (provided   the   conditions          in
Section     4.1(c)  have  been  satisfied)  and  (b)  the  time  of  book-
entry transfer or delivery of such Security to the Paying Agent by the Holder thereof in the manner required by Section 4.1(c). Securities in respect of which a Purchase Notice has been given by the Holder thereof may not
be  converted  pursuant          to
Article XII on or after the date of the delivery of such Purchase Notice unless such Purchase Notice has first been validly withdrawn as specified in the following paragraph.
     A Purchase Notice may be withdrawn by means of a written notice (which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of withdrawal delivered by the Holder to the Paying Agent at any time prior to the close of business on the Business Day immediately preceding the Purchase Date, specifying (a) the Principal Amount at Issuance of the Security or portion thereof (which must be a Principal Amount at Issuance of $1,000 or an integral multiple of $1,000 in excess thereof) with respect to which such notice of withdrawal is being submitted, (b) if certificated Securities have been issued, the certificate numbers of the withdrawn Securities, or if not certificated, such notice must comply with Applicable Procedures, and (c) the Principal Amount at Issuance, if any, which remains subject to the Purchase Notice.

                    Section 4.3.   Deposit of Purchase Price.
     Prior to 10:00 a.m., New York City time, on the applicable Purchase Date, the Company shall deposit with the Paying Agent (or if the Company or a Subsidiary or an Affiliate of either of them is acting as the Paying Agent, shall segregate and hold in trust as provided in Section 2.4) an amount of cash (in immediately available funds if deposited on such Business Day) sufficient to pay the aggregate Purchase Price of all the Securities or portions thereof which are to be purchased as of such Purchase Date.
     If the Paying Agent holds, in accordance with the terms hereof, at 10:00 a.m., New York City time, on the applicable Purchase Date, cash sufficient to pay the Purchase Price of any Securities for which a Purchase Notice has been tendered and not withdrawn pursuant to Section 4.2, then, on such Purchase Date, such Securities will cease to be outstanding and interest and Additional Amounts, if any, on such Securities will cease to accrue, whether or not such Securities are delivered to the Paying Agent, and the rights of the Holders in respect thereof shall terminate (other than the right to receive the Purchase Price upon delivery of such Securities).
          The Company shall publicly announce the Principal Amount at Issuance of Securities purchased on the applicable Purchase Date on such date or as soon as practicable thereafter, by publishing a notice containing such information in a newspaper of general circulation in New York, New York or by publishing such information on the Company's website, or through such other public medium that reasonably could be expected to inform Holders of such information.
                  Section 4.4.   Securities Purchased in Part.
          Any Certificated Security which is to be purchased only in part shall be surrendered at the office of the Paying Agent (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or such Holder's attorney duly authorized in writing) and promptly after the applicable Purchase Date the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without charge, a new Security or Securities, of any authorized denomination or denominations as may be requested by such Holder, in aggregate principal amount equal to, and in exchange for, the portion of the Principal Amount at Issuance of the Security so surrendered that is not purchased.
          Section 4.5. Covenant to Comply With Securities Laws Upon Purchase of Securities.
          When complying with the provisions of Section 4.1 hereof (provided that such offer or purchase constitutes an "issuer tender offer" for purposes of Rule 13e-4 (which term, as used herein, includes any successor provision thereto) under the Exchange Act at the time of such offer or purchase), and subject to any exemptions available under applicable law, the Company shall:
     (a) comply with Rule 13e-4 and Rule 14e-1 (or any successor provision) under the Exchange Act;
(b) file the related Schedule TO (or any successor schedule, form or report) under the Exchange Act; and
(c) otherwise comply with all Federal and state securities laws so as to permit the rights and obligations under Article IV to be exercised in the time and in the manner specified therein.
Section  4.6.   Repayment  to  the  Company.
          To the extent that the aggregate amount of cash deposited by the Company pursuant to Section 4.3 exceeds the aggregate Purchase Price of the Securities or portions thereof which the Company is obligated to purchase as of the applicable Purchase Date, then, promptly after such Purchase Date, the Paying Agent shall return any such excess to the Company.

          Section 4.7. No Purchase Upon Event of Default. There shall be no purchase of any Securities pursuant to Article IV if there has occurred (prior to, on or after, as the case may be, the giving by each of the Holders of such Securities of the required Purchase Notice but, in any event, prior to the applicable Purchase Date) and is continuing, as of such Purchase Date, an
Event of Default (other than a default in the payment of the Purchase Price with respect to such Securities). The Paying Agent will promptly return to the respective Holders thereof any Securities (a) with respect to which a Purchase Notice has been delivered in compliance with this Indenture, or (b) held by it during the continuance of an Event of Default (other than a default in the payment of the Purchase Price with respect to such Securities), in which case, upon such return, the Purchase Notice with respect thereto shall be deemed to have been withdrawn.

                                    ARTICLE V

                    PURCHASE  AT  THE  OPTION  OF  HOLDERS
                        UPON  A  FUNDAMENTAL  CHANGE
          SECTION  5.1.   Fundamental  Change  Put.
          (a) In the event that a Fundamental Change shall occur, each Holder shall have the right, at the Holder's option, but subject to the provisions of this Section 5.1, to require the Company to purchase, and upon the exercise of such right, the Company shall purchase, all of such Holder's Securities not theretofore called for redemption, or any portion of the Principal Amount at Issuance thereof that is equal to $1,000 or an integral multiple thereof, as directed by such Holder pursuant to this Section 5.1, on the date (the "Fundamental Change Purchase Date") that is a Business Day no later than 35 Business Days after the date of notice pursuant to Section
5.1(b)  of  the  occurrence  of  a
Fundamental Change (subject to extension to comply with applicable law). The Company shall be required to purchase such Securities at a purchase price in cash equal to 100% of the Principal Amount at Issuance plus any accrued and unpaid interest (including any Additional Amounts) to, but excluding, the Fundamental Change Purchase Date (the "Fundamental Change Purchase Price"). In the event that a Fundamental Change Purchase Date is a date that is after any Regular Record Date but on or before the corresponding Interest Payment Date, the Company shall be required to pay accrued and unpaid interest and Additional Amounts, if any, to the holder of the repurchased Security and not the Holder on the Regular Record Date.
(b)  No  later  than  20  days after the occurrence of a Fundamental Change, the
Company shall mail a written notice of the Fundamental Change by first class mail to the Trustee (and the Paying Agent if the Trustee is not then acting as Paying Agent) and to each Holder at its address shown in the Security Register of the Registrar, and to beneficial owners as required by applicable law. The notice shall include a form of Fundamental Change Purchase Notice to be completed  by  the  Holder  and  shall  briefly  state,  as  applicable:
          (i) the date of such Fundamental Change and, briefly, the events causing such Fundamental Change;
(ii)  the  date  by  which  the  Fundamental  Change  Purchase  Notice must be delivered to the Paying Agent in order for a Holder to exercise the purchase right pursuant to this Section 5.1; (iii) the Fundamental Change Purchase Date;
(iv)  the  Fundamental  Change  Purchase  Price;
(v)  the  name  and  address  of  the  Paying  Agent  and  Conversion  Agent;
(vi)  the  Conversion  Rate  and  any  adjustments  thereto;
(vii)     that  the  Securities  as  to  which  a  Fundamental  Change
Purchase  Notice  has  been given may be converted into Common Stock pursuant to
Article XII of this Indenture only if the Fundamental Change Purchase Notice has been withdrawn in accordance with the terms of this Indenture;

(viii)     that  the  Securities  must  be  surrendered  to  the  Paying
Agent  to  collect  payment;
(ix) that the Fundamental Change Purchase Price for any Security as to which a Fundamental Change Purchase Notice has been duly given and not withdrawn will be paid promptly following the later of the Fundamental Change Purchase Date and the time of surrender of such Security as described in Section 5.1(b)(viii);
(x)  the procedures the Holder must follow to exercise rights under this Section
5.1 and a brief description of such rights; (xi) briefly, the conversion rights of the Securities, and that the Holder must satisfy the requirements set forth in  the  Indenture  in  order  to  convert  the  Securities;
(xii)     the  procedures  for  withdrawing  a  Fundamental  Change
Purchase  Notice,  including  a  form  of  notice  of  withdrawal;
(xiii)     that,  unless  the  Company  defaults  in  making  payment  of such Fundamental Change Purchase Price, interest (including any Additional Amounts), if any, on Securities surrendered for purchase by the Company will cease to accrue on and after the Fundamental Change Purchase Date; and
(xiv)     the  CUSIP  number(s)  of  the  Securities.
     At the Company's request, the Trustee shall give the notice of purchase right in the Company's name and at the Company's expense; provided, however, that the Company makes such request at least five Business Days (unless a shorter period shall be satisfactory to the Trustee) prior to the date by which such notice of purchase right must be given to the Holders in accordance with this Section 5.1(b); provided, further, that the text of the notice of purchase right shall be prepared by the Company.
     If any of the Securities is in the form of a Global Security, then the Company shall modify such notice to the extent necessary to accord with the procedures of the Depositary applicable to the purchase of Global Securities.
     Simultaneously  with  delivering  the  written   notice  pursuant  to  this
Section 5.1(b), the Company shall publish a notice containing all information specified in such written notice in a newspaper of general circulation in New York, New York or publish such information on the Company's website, or through such other public medium that reasonably could be expected to inform Holders of such information.
     (c)  A  Holder  may  exercise  its  rights  specified in clause (a) of this
Section 5.1 upon delivery of a written notice (which shall be in substantially the form included on the reverse side of the Securities entitled "Option of Holder to Elect Purchase" hereto and which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of the exercise of such rights (a "Fundamental Change Purchase Notice") to the Paying Agent at any time on or before the 30th Business Day after the date of the Company's notice of the Fundamental Change (subject to extension to comply with applicable law).

     The  Fundamental  Change  Purchase Notice delivered by a Holder shall state
(i) if certificated Securities, the certificate number or numbers of the Security or Securities which the Holder will deliver to be purchased (if not certificated, the notice must comply with Applicable Procedures), (ii) the portion of the Principal Amount at Issuance of the Security which the Holder will deliver to be purchased, which portion must be $1,000 or an integral multiple thereof, and (iii) that such Security shall be purchased pursuant to the terms and conditions specified in  the  Securities  and  this  Indenture.
     Delivery of a Security to the Paying Agent by book-entry transfer or physical delivery prior to, on or after the Fundamental Change Purchase Date (together with all necessary endorsements) at the offices of the Paying Agent is a condition to receipt by the Holder of the Fundamental Change Purchase Price therefor; provided, however, that such Fundamental Change Purchase Price shall be so paid pursuant to this Section 5.1 only if the Security so delivered to the Paying Agent shall conform in all respects to the description thereof in the related Fundamental Change Purchase Notice, as determined by the Company.
     The  Company  shall  purchase  from  the  Holder  thereof, pursuant to this
Section 5.1, a portion of a Security if the Principal Amount at Issuance of such portion is $1,000 or an integral multiple of $1,000. Provisions of the Indenture that apply to the purchase of all of a Security pursuant to
Sections     5.1  through  5.6  also  apply  to  the  purchase  of  such portion  of  such  Security.
     Notwithstanding anything herein to the contrary, any Holder delivering to the Paying Agent a Fundamental Change Purchase Notice contemplated by this clause (c) shall have the right to withdraw such Fundamental Change Purchase Notice in whole or in a portion thereof that is a Principal Amount at Issuance of $1,000 or in an integral multiple thereof at any time prior to the close of business on the Business Day next preceding the Fundamental Change Purchase Date by delivery of a written notice of withdrawal to the Paying Agent in accordance with Section 5.2.
     A Paying Agent shall promptly notify the Company of the receipt by it of any Fundamental Change Purchase Notice or written withdrawal thereof. Anything herein to the contrary notwithstanding, in the case of Global Securities, any Fundamental Change Purchase Notice may be delivered or withdrawn and such Securities may be surrendered or delivered for purchase
in  accordance  with  the   Applicable  Procedures  as  in  effect  from time to
time.
     Section  5.2.   Effect  of  Fundamental  Change  Purchase  Notice.
               Upon receipt by the Paying Agent of the Fundamental
Change  Purchase  Notice  specified  in  Section  5.1(c),  the  Holder  of the Security in respect of which such Fundamental Change Purchase Notice was given shall (unless such Fundamental Change Purchase Notice is withdrawn as specified in the following paragraph) thereafter be entitled to receive the Fundamental Change Purchase Price with respect to such Security. Such
Fundamental Change Purchase Price shall be paid to such Holder, subject to receipt of cash by the Paying Agent, promptly following the later of
(a) the Fundamental Change Purchase Date with respect to such Security (provided the conditions in Section 5.1(c) have been satisfied) and (b) the time of book-entry transfer or delivery of such Security to the Paying Agent by the Holder thereof in the manner required by Section 5.1(c). Securities in respect of which a Fundamental Change Purchase Notice has been given by the Holder thereof may not be converted pursuant to Article XII on or after the date of the delivery of such Fundamental Change Purchase Notice unless such Fundamental Change Purchase Notice has first been validly withdrawn as specified in the following paragraph.
     A  Fundamental  Change  Purchase  Notice  may  be  withdrawn by means of a written notice (which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of withdrawal delivered by the Holder to the Paying Agent at any time prior to the
close  of  business   on   the  Business  Day  immediately   preceding     the
Fundamental Change Purchase Date, specifying (a) the Principal Amount at Issuance of the Security or portion thereof (which must be a Principal Amount at Issuance of $1,000 or an integral multiple of $1,000 in excess thereof) with respect to which such notice of withdrawal is being submitted, (b) if certificated Securities have been issued, the certificate numbers of the withdrawn Securities, or if not certificated, such notice must comply with Applicable Procedures, and (c) the Principal Amount at Issuance, if any, which remains subject to the Fundamental Change Purchase Notice.

          Section  5.3.   Deposit  of  Fundamental  Change  Purchase  Price.
          Prior to 10:00 a.m., New York City time, on the applicable the Fundamental Change Purchase Date or the Business
Day following the Fundamental Change Purchase Date, the Company shall deposit with the Paying Agent (or if the Company or a Subsidiary or an Affiliate of either of them is acting as the Paying Agent, shall segregate and hold in trust as provided in Section 2.4) an amount of cash (in immediately available funds if deposited on such Business Day) sufficient to pay the aggregate Fundamental Change Purchase Price of all the Securities or portions thereof which are to be purchased as of such Fundamental Change Purchase Date.
          If  the  Paying  Agent holds, in accordance with the terms hereof,  at
10:00 a.m., New York City time, on the applicable Fundamental Change Purchase Date, cash sufficient to pay the Fundamental Change Purchase Price of any Securities for which a Fundamental Change Purchase Notice has been tendered and not withdrawn pursuant to Section 5.2, then, on such
Fundamental  Change   Purchase  Date,  such  Securities  will  cease     to
be
outstanding and interest and Additional Amounts, if any, on such Securities will cease to accrue, whether or not such Securities are delivered to the Paying Agent, and the rights of the Holders in respect thereof shall terminate (other than the right to receive the Fundamental Change Purchase Price upon delivery of such Securities).
          The Company shall publicly announce the Principal Amount at Issuance of Securities purchased as a result of such Fundamental Change on
or  as  soon  as  practicable  after  the  Fundamental   Change  Purchase  Date
by publishing a notice containing such information in a newspaper of general circulation in New York, New York or by publishing such information on the Company's website, or through such other public medium that reasonably
could  be  expected  to  inform  Holders   of   such
information.
                  Section 5.4.   Securities Purchased in Part.
          Any Certificated Security that is to be purchased only in part shall be surrendered at the office of the Paying Agent (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or such Holder's attorney duly authorized in writing) and promptly after the Fundamental Change Purchase Date the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without charge, a new Security or Securities, of any authorized denomination or denominations as may be requested by such Holder, in aggregate Principal Amount at Issuance equal to, and in exchange for, the portion of the Principal Amount at Issuance of the Security so surrendered that is not purchased.
          Section 5.5. Covenant to Comply With Securities Laws Upon Purchase of Securities.
          When complying with the provisions of Section 5.1 hereof (provided that such offer or purchase constitutes an "issuer tender offer" for purposes of Rule 13e-4 (which term, as used herein, includes any successor provision thereto) under the Exchange Act at the time of such offer or purchase), and subject to any exemptions available under applicable law, the Company shall:
     (a) comply with Rule 13e- 4 and Rule 14e-1 (or any successor provision) under the Exchange Act;
(b) file the related Schedule TO (or any successor schedule, form or report) under the Exchange Act; and
(c) otherwise comply with all Federal and state securities laws so as to permit the rights and obligations under Article V to be exercised in the time and in the manner specified therein.
Section     5.6.   Repayment  to  the  Company.
          To the extent that the aggregate amount of cash deposited by the Company pursuant to Section 5.3 exceeds the aggregate Fundamental Change Purchase Price of the Securities or portions thereof which the Company is obligated to purchase as of the Fundamental Change Purchase Date then, promptly after the Fundamental Change Purchase Date, the Paying Agent shall return any such excess to the Company.

                                   ARTICLE VI

                                    COVENANTS
          SECTION     6.1.   Payment  of  Securities.
          The Company shall promptly make all payments in respect of the Securities on the dates and in the manner provided in the Securities or pursuant to this Indenture. Principal amount, Redemption Price, Purchase Price and Fundamental Change Purchase Price and accrued and unpaid interest and Additional Amounts, if any, shall be considered paid on the applicable date due if by 10:00 a.m., New York City time, on such date the Paying Agent holds, in accordance with this Indenture, cash or securities, if permitted hereunder, sufficient to pay all such amounts then due. The Company shall, to the fullest extent permitted by law, pay interest on overdue principal and
overdue  installments          of
interest and Additional Amounts, if any, at the rate borne by the Securities per annum. All references in this Indenture or the Securities to interest shall be deemed to include Additional Amounts, if any, payable pursuant to the Registration Rights Agreement.
          Payment of the principal of and interest and Additional Amounts, if any, on the Securities shall be in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts or in Applicable Stock, as the case may be.
          The Company shall pay interest and Additional Amounts, if any, on the Securities to the Person in whose name the Securities are registered at the  close  of  business  on  the  Regular
Record Date next preceding the corresponding Interest Payment Date. Any such interest and Additional Amounts, if any, not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may be paid (a) to the Person in whose name the Securities are registered at the close of business on a Special Record Date for the payment of such defaulted interest and Additional Amounts, if any, to be fixed by the Trustee, notice whereof will be given to the Holders not less than 10 calendar days prior to such Special Record Date or (b) at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange.
          The Holder must surrender the Securities to the Paying Agent to collect payment of principal. Payment of interest and Additional Amounts, if any, on Certificated Securities will be made by check mailed to the address of the Person entitled thereto as such address appears in the Register, and payment of interest and Additional Amounts, if any, on Certificated Securities in aggregate principal amount in excess of $5,000,000 will be made by wire transfer in immediately available funds at the election of such Holder. Notwithstanding the foregoing, so long as the Securities are registered in the name of a Depositary or its nominee, all payments with respect to the Securities shall be made by wire transfer of immediately available funds to the account of the Depositary or its nominee.
          Section  6.2.   SEC  and  Other  Reports  to  the  Trustee.
          The Company shall ensure delivery to the Trustee within 15 calendar days after it files such annual and quarterly reports, information, documents and other reports with the SEC, copies of its annual report and of the information, documents and other reports (or copies of such portions of any of the foregoing as the SEC may by rules and regulations prescribe) which the Company is required to file with the SEC pursuant to Section 13 or 15(d)
of  the  Exchange  Act in accordance with  TIA  Section 314(a).          In  the
event  the  Company  is  at  any  time  no  longer
subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, it shall continue to provide the Trustee with reports containing substantially the same information as would have been required to be filed with the SEC had the Company continued to have been subject to such reporting requirements. In such event, such reports shall be provided at the times the Company would have been required to provide reports had it continued to have been subject to such reporting requirements. The Company also shall comply with the other provisions of TIA Section 314(a). Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of its covenants hereunder (as to which the Trustee is
entitled  to  rely  conclusively  on  Officers'  Certificates).     The
Trustee shall have no duty or responsibility to review such reports, information or documents.

          Section  6.3.   Compliance  Certificate.
          The Company shall deliver to the Trustee within 120 calendar days after the end of each fiscal year of the Company (beginning with the fiscal year ending December 31, 2003) an Officers' Certificate, stating whether or not to the knowledge of the signers thereof, the Company is in Default in the performance and observance of any of the terms, provisions and conditions of this Indenture and if the Company shall be in Default, specifying all such Defaults and the nature and status thereof of which they may have knowledge.
          Section     6.4.   Further  Instruments  and  Acts.
Upon request of the Trustee, or as otherwise necessary, the Company will execute and deliver such further instruments and do such further acts as may be reasonably necessary or proper to carry out more effectively the purposes of this Indenture.
          Section 6.5. Maintenance of Office or Agency of the Trustee, Registrar, Paying Agent and Conversion Agent.
             The  Company will maintain in the Borough of Manhattan,
New York, New York, an office or agency of the Trustee, Registrar, Paying Agent and Conversion Agent where Securities may be presented or surrendered for payment, where Securities may be surrendered for registration of transfer, exchange, redemption, purchase or conversion and where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served. The office of JPMorgan Chase Bank, 4 New York Plaza, 15th Floor, New York, New York 10004 (Attention: Institutional Trust Services), shall initially be such office or agency for all of the aforesaid purposes. The Company shall give prompt written notice to the Trustee of the location, and of any change in the location, of any such office or agency (other than a change in the location of the office of the Trustee). If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the
address  of  the  Trustee  set     forth          in
Section     13.2.
          The Company may also from time to time designate one or more other offices or agencies where the Securities may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in the Borough of Manhattan, New York, New York, for such purposes.
          Section     6.6.   Delivery  of  Information Required Under Rule 144A.
             At  any  time  when  the  Company  is  not  subject  to
Section 13 or 15(d) of the Exchange Act, upon the request of a Holder or any beneficial owner of Securities or holder or beneficial owner  of  Common  Stock  issued  upon  conversion  thereof,  the  Company  will promptly furnish or cause to be furnished the information required pursuant to Rule 144A(d)(4) under the Securities Act to such Holder or any beneficial owner of Securities or holder or beneficial owner of Common Stock, or to a prospective purchaser of any such security designated by any such holder, as the case may be, to the extent required to permit compliance by such Holder or holder with Rule 144A under the Securities Act in connection with the resale of any such security. Whether a person is a
beneficial  owner  shall  be  determined     by   the   Company  to  the
Company's     reasonable
satisfaction.
          Section     6.7.   Waiver  of  Stay,  Extension  or  Usury  Laws.
          The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury or other law wherever enacted, now or at any time hereafter in force, which would prohibit or forgive the Company from paying all or any portion of the principal amount, Redemption Price, Purchase Price or Fundamental Change Purchase Price in respect of Securities, or any interest and Additional Amounts, if any, on such amounts, as contemplated herein, or which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.
          Section  6.8.   Statement  by  Officers  as  to  Default.
          The Company shall deliver to the Trustee, as soon as practicable and in any event within five Business Days after the Company becomes aware of the occurrence of any Default or Event of Default, an Officers' Certificate setting forth the details of such Default or Event of Default and the action which the Company proposes to take with respect thereto.

                                   ARTICLE VII

                              SUCCESSOR CORPORATION
SECTION 7.1. When Company May Merge or Transfer Assets. The Company shall not consolidate with or merge with or into any other person or convey, transfer, sell, lease or otherwise dispose of all or substantially all of its properties and assets to any person, unless:
     (a) either (i) the Company shall be the continuing corporation or (ii) the Person (if other than the Company) formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance, transfer, sale, lease or other disposition all or substantially all of the properties and
assets   of the  Company  substantially  as an  entirety  (1)  shall  be organized and validly existing under the laws of the United States or any State thereof or the District of Columbia and (2) shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form reasonably satisfactory to the Trustee, all of the obligations of the Company under the Securities and this Indenture;
(b)  immediately  after  giving  effect  to  such  transaction,  no
Default  shall  have  occurred  and  be  continuing;  and
(c) the Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer, sale, lease or other disposition and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture, comply with this Article VII and that all conditions precedent herein provided for relating to such transaction have been satisfied.
          For purposes of the foregoing, the transfer (by lease, assignment, sale or otherwise) of the properties and assets of one or more Subsidiaries (other than to the Company or another Subsidiary), which, if such assets were owned by the Company, would constitute all or substantially all of the properties and assets of the Company, shall be deemed to be the transfer of all or substantially all of the properties and assets of the Company. The successor Person formed by such consolidation or into  which  the  Company  is  merged  or  the  successor  Person  to which such conveyance, transfer, sale, lease or other disposition is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor had been named as the Company herein; and thereafter, except in the case
of   a  conveyance,  transfer,  sale,  lease  or  other  disposition  and  any obligations the Company may have under a supplemental indenture, the Company shall be discharged from all obligations and covenants under this Indenture and the Securities. Subject to Section 11.6, the Company, the
Trustee and the successor Person shall enter into a supplemental indenture to evidence the succession and substitution of such successor Person and such discharge and release of the Company.

                                  ARTICLE VIII

                              DEFAULTS AND REMEDIES
               SECTION  8.1.   Events  of  Default.
          So long as any Securities are outstanding, each of the following shall be an "Event of Default":
          (a) the Company defaults in the payment of the principal amount of any Security when the same becomes due and payable as therein provided or as provided in this Indenture, whether at Stated
     Maturity  or  by  declaration  of  acceleration;
(b)  the  Company  defaults  in  the  payment  of  any  accrued  and unpaid interest on any Security and Additional Amounts, if any, in each case, when due and payable, and such default shall continue for a period of 30 days;
(c)  the  Company  fails  to  convert any portion of the principal amount of any
Security  following  the  exercise  by  the  Holder of the right to convert such
Security  into  Common  Stock  pursuant  to  and in accordance with Article XII;
(d) the Company defaults in its obligation to redeem any Security, or any portion thereof, called for redemption by the Company pursuant to and in accordance with Article III;
(e) the Company defaults in its obligation to purchase any Security, or any portion thereof, upon the exercise by the Holder of such Holder's right to require the Company to purchase such Securities pursuant to and in accordance with Article IV or Article V;
(f) the Company defaults in its obligation to provide notice in the event of a Fundamental Change in accordance with
Section     5.1(b);
               (g) there shall be a default in the performance, or breach, of any covenant or agreement of the Company under this Indenture
(other than a default in the performance or breach of a covenant or agreement which is specifically dealt with in clause (a), (b), (d) or (e)) and such default or breach shall continue for a period of 30 days after written notice has been given, by certified mail, (1) to the Company by the Trustee or (2) to the Company and the Trustee by the Holders of at least 25% in aggregate principal amount of the Securities then outstanding;
(h) there shall have occurred a default under any credit agreement, mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness of the Company or any of its Subsidiaries whether such Indebtedness now exists, or is created after the date of this Indenture, which default (i) involves the failure to pay principal of or any premium or interest on such Indebtedness when such Indebtedness becomes due and payable at the stated maturity thereof, and such default shall continue after any applicable grace period or
(ii) results in the acceleration of such Indebtedness unpaid prior to the stated maturity thereof (without such acceleration being rescinded or annulled) and, in the case of (i) or (ii), the principal amount of such Indebtedness, together with the principal amount of any other Indebtedness so unpaid at its stated maturity or the stated maturity of which has been so accelerated, aggregates $5,000,000 or more;
(i) there shall be a failure by the Company or any of its Subsidiaries to pay final judgments not covered by insurance aggregating in excess of $5,000,000, which judgments are not paid, discharged or stayed for a period of 60 days;

     (j) the Company or any Designated Subsidiary, or any group of two or more Subsidiaries that, taken as a whole, would constitute a Designated Subsidiary, pursuant to or under or within the meaning  of  any  Bankruptcy  Law:
               (i)  commences  a  voluntary  case  or  proceeding;
(ii)  consents  to  the  entry  of  any  order  for  relief  against  it  in an  involuntary  case  or proceeding or the commencement of any case against it;
(iii)     consents  to  the  appointment  of  a  Custodian  of  it  or  for any  substantial  part  of  its  property;
(iv) makes a general assignment for the benefit of its creditors; (v) files a petition in bankruptcy or answer or consent seeking reorganization or relief; or
(vi) consents to the filing of such petition or the appointment of or taking possession by a Custodian; or
     (k) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:
          (i) is for relief against the Company or any Designated Subsidiary, or any group of two or more Subsidiaries that, taken as whole, would constitute a Designated Subsidiary, in an
involuntary case or proceeding, or adjudicates the Company or any Designated Subsidiary, or any group of two or more Subsidiaries that, taken as whole, would constitute a Designated Subsidiary, insolvent or bankrupt;
(ii)  appoints  a  Custodian  of  the  Company  or  any  Designated
Subsidiary, or any group of two or more Subsidiaries that, taken as whole, would constitute a Designated Subsidiary, or for any substantial part of its property; or
(iii)     orders  the  winding  up  or  liquidation  of  the  Company  or any Designated Subsidiary, or any group of two or more Subsidiaries that, taken as whole, would constitute a Designated Subsidiary, and  the  order  of  decree  remains  unstayed  and in effect  for 60 days.
          Section  8.2.   Acceleration.
          If  an  Event  of Default (other than an Event of Default specified in
Section 8.1(j) or (k)) occurs and is continuing, the Trustee by notice to the Company, or the Holders of at least 25% in aggregate principal amount of the Securities at the time outstanding by notice to the Company and the Trustee, may declare the principal amount plus accrued and unpaid interest and
Additional  Amounts,  if  any,  on  all  the  Securities  to   be  immediately
due and payable. Upon such a declaration, such accelerated amount shall be due and payable immediately.

          If an Event of Default specified in Section 8.1(j) or (k) occurs and is continuing, the principal amount plus accrued and unpaid interest and Additional Amounts, if any, on all the
Securities shall become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holders.
               The Holders of a majority in aggregate principal amount of the Securities at the time outstanding, by notice to the Trustee (and without notice to any other Holder) may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default have been cured or waived except nonpayment of the principal amount plus accrued and unpaid interest and Additional Amounts, if any, that have become due solely as a result of acceleration and if all amounts due to the Trustee under Section 9.7 have been paid. No such rescission shall affect any subsequent  Default  or  impair  any  right  consequent  thereto.
               Section     8.3.   Other  Remedies.
               If  an  Event  of  Default occurs and is continuing,  the Trustee may,  but  shall  not  be obligated to, pursue any available remedy  to  collect the payment of the principal amount plus accrued and unpaid interest and Additional Amounts, if any, on the Securities or to enforce the performance of any provision of the Securities or this Indenture.
               The  Trustee  may  maintain  a  proceeding  even  if  the Trustee does not possess any of the Securities or does not produce any of the Securities in the proceeding. A delay or omission by the Trustee or any Holder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of, or acquiescence in, the Event of Default. No remedy is exclusive of any other remedy. All available remedies are cumulative.
               Section     8.4.   Waiver  of  Past  Defaults.
               Subject to Sections 8.7 and 11.2, the Holders of a majority in aggregate principal amount of the Securities at the time outstanding, by notice to the Trustee (and without notice to any other Holder), may waive an existing Default and its consequences except:
          (a)  an Event of Default described in Section 8.1(a), (b), (d) or (e);
(b)  a  Default  which  constitutes  a  failure  to  convert  any
Security  in  accordance  with  the  terms  of  Article  XII;  or
(c) a Default in respect of any provision of this Indenture or the Securities, which, under Section 11.2, cannot be amended or modified without the consent of each Holder affected thereby.
When  a  Default  is  waived,  it  is  deemed  cured,  but  no such waiver shall extend to any subsequent or other Default or impair any consequent right. This Section 8.4 shall be in lieu of Section 316(a)1(B) of the TIA and such Section 316(a)1(B) is hereby expressly excluded from this Indenture, as permitted by the TIA.
               Section     8.5.   Control  by  Majority.
               The Holders of a majority in aggregate principal amount of the Securities at the time outstanding may direct the time, method and place of conducting  any  proceeding  for  any  remedy  available  to  the  Trustee or of exercising any trust or power conferred on the Trustee. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture or that the Trustee determines in good faith is prejudicial to the rights of other Holders or would involve the Trustee in personal liability unless the Trustee is offered indemnity satisfactory to it. This Section 8.5 shall be in lieu of Section 316(a)1(A) of the TIA and such Section 316(a)1(A) is hereby expressly excluded from this Indenture, as permitted by the TIA.

          Section  8.6.   Limitation  on  Suits.
          A Holder may not pursue any remedy with respect to this Indenture or the Securities unless:
     (a) the Holder gives to the Trustee written notice stating that an Event of Default is continuing;
(b)  the  Holders  of  at  least  25%  in  aggregate  principal  amount  of the Securities at the time outstanding make a written request to the Trustee to pursue the remedy;
(c)  such  Holder  or  Holders  offer  to  the  Trustee  security  or  indemnity satisfactory  to  the  Trustee  against  any  loss,  liability  or  expense;
(d)  the  Trustee  does not comply with the request within 60 days after receipt of  such  notice,  request  and  offer  of  security  or  indemnity;  and
(e) the Holders of a majority in aggregate principal amount of the Securities at the time outstanding do not give the Trustee a direction inconsistent with the request during such 60-day period.
          A Holder may not use this Indenture to prejudice the rights of any other Holder or to obtain a preference or priority over any other Holder.
          Section 8.7. Rights of Holders to Receive Payment or to Convert. Notwithstanding any other provision of this Indenture, the right of any Holder to receive payment of the principal amount, Redemption Price, Purchase Price, Fundamental Change Purchase Price or interest and Additional Amounts, if any, in respect of the Securities held by such Holder, on or after the respective due dates expressed in the Securities and in this
Indenture, and to convert such Securities in accordance with Article XII, or to bring suit for the enforcement of any such payment on or after such respective dates or the right to convert, is absolute and unconditional and shall not be impaired or affected adversely without the consent of such Holder.
                   Section 8.8.   Collection Suit by Trustee.
          If  an  Event  of  Default  described  in Section  8.1(a), (b), (d) or
(e) occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Company or another obligor on the Securities for the whole amount owing with respect to the Securities and the amounts provided for in Section 9.7.
                Section 8.9.   Trustee May File Proofs of Claim.
          In   case   of   the  pendency  of  any   receivership,  insolvency,
liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal amount, Redemption Price, Purchase Price, Fundamental Change Purchase Price or interest and Additional Amounts, if any, in respect of the
Securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of  whether  the  Trustee  shall  have  made  any demand on the Company for  the payment  of  any  such  amount)  shall  be  entitled  and  empowered,  by intervention  in  such  proceeding  or  otherwise:
               (a)  to  file  and  prove  a  claim  for  the whole amount of the principal amount, Redemption Price, Purchase Price, Fundamental Change Purchase Price, or interest and Additional Amounts, if any, and to file such other papers or documents as may be
necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel or any other amounts due the Trustee under
Section  9.7)  and  of  the  Holders  allowed  in  such judicial proceeding, and
          (b) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;
and  any  custodian,  receiver,  assignee,  trustee,  liquidator, sequestrator or similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under
Section     9.7.
               Nothing  contained  herein  shall  be  deemed  to  authorize  the
Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.
               Section     8.10.  Priorities.
               If  the  Trustee  collects  any  money pursuant  to  this Article
VIII,  it  shall  pay  out  the  money  in  the  following  order:
               FIRST:      to   the  Trustee  for  amounts   due   under
     Section  9.7;
          SECOND: to Holders for amounts due and unpaid on the Securities for the principal amount, Redemption Price, Purchase Price, Fundamental Change Purchase Price or interest and Additional Amounts, if any, as the
case  may  be,  ratably,  without  preference  or  priority  of  any   kind,
according  to  such  amounts  due  and  payable  on  the  Securities;  and
                  THIRD:  the balance, if any, to the Company.
          The Trustee may fix a record date and payment date for any payment to Holders pursuant to this Section 8.10. At least 10 calendar days prior to such record date, the Trustee shall mail to each Holder and the Company a notice that states the record date, the payment date and the amount to be paid.
               Section     8.11.  Undertaking  for  Costs.
               In  any  suit  for  the  enforcement of any right or remedy under this  Indenture  or  in  any suit against the Trustee for  any action  taken  or omitted  by  it  as  Trustee,  a  court  in  its  discretion  may  require  the filing  by  any  party  litigant  (other  than  the  Trustee)  in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess
reasonable  costs,  including  reasonable  attorneys'  fees   and  expenses,
against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This
Section 8.11 does not apply to a suit by the Trustee, a suit by a Holder pursuant to Section 8.7 or a suit by Holders of more than 10% in aggregate
principal  amount   of  the  Securities  at  the  time  outstanding.    This
Section 8.11 shall be in lieu of Section 315(e) of the TIA and such Section 315(e) is hereby expressly excluded from this Indenture, as permitted by the TIA.

                                   ARTICLE IX

                                     TRUSTEE
          SECTION  9.1.   Duties  of  Trustee.
          (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise the rights and powers vested in it by this Indenture and use the same degree of care and skill in its exercise of those rights and powers as a prudent person would exercise or use under the circumstances in the conduct of such person's own affairs.
(b)  Except  during  the  continuance  of  an  Event  of  Default:
          (i) the Trustee need perform only those duties that are specifically set forth in this Indenture and no others; and
(ii) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture, but in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture, but need not confirm or investigate the accuracy of mathematical calculations or other facts stated therein.
This  Section  9.1(b)  shall  be  in  lieu of Section 315(a) of the TIA and such
Section 315(a) is hereby expressly excluded from this Indenture, as permitted by the TIA.
          (c)  The  Trustee  may  not  be  relieved  from  liability for its own grossly  negligent  action,  its  own  grossly  negligent  failure  to act  or  its  own  willful  misconduct,  except  that:
          (i)  this  clause  (c) does not limit the effect of clause (b) of this
Section  9.1;
(ii)  the  Trustee  shall  not  be  liable  for  any  error  of  judgment made in good faith unless it is proved that the Trustee was grossly negligent in ascertaining the pertinent facts; and (iii) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 8.5.
Subparagraphs (c)(i), (ii) and (iii) shall be in lieu of Sections 315(d)(1), 315(d)(2) and 315(d)(3) of the TIA, respectively, and such Sections 315(d)(1), 315(d)(2) and 315(d)(3) are hereby expressly excluded from this Indenture, as permitted by the TIA.
          (d) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b), (c) and (e) of this Section 9.1.
(e) The Trustee may refuse to perform any duty or exercise any right or power or extend or risk its own funds or otherwise incur any financial liability unless it receives indemnity satisfactory to it against any loss, liability or expense.
(f) Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee (acting in any capacity hereunder) shall be under no liability for interest on any money received by it hereunder unless otherwise agreed in writing with the Company.

          Section  9.2.   Rights  of  Trustee.
             Subject to its duties and responsibilities under the TIA,
     (a) the Trustee may conclusively rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;
(b) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, conclusively rely upon an Officers' Certificate;
(c) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;
(d) the Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith which it believes to be authorized or within its rights or powers conferred under this Indenture;
(e) the Trustee may consult with counsel selected by it and any advice or Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken or suffered or omitted by it hereunder in good faith and in reliance on such advice or Opinion of Counsel;
(f) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Holders, pursuant to the provisions of this Indenture, unless such Holders shall have offered to the Trustee security or indemnity satisfactory to it against the costs, expenses and liabilities which may be incurred therein or thereby;
(g) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;
(h) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney at the sole cost of the Company and shall incur no liability or additional liability of any kind by reason of such inquiry or investigation; (i) the Trustee shall not be deemed to have notice of any Default or Event of Default unless a Responsible Officer of the
Trustee has actual knowledge thereof or unless written notice of any event which is in fact such a default is received by the Trustee at the Corporate Trust Office of the Trustee, and such notice references the Securities and this Indenture;
(j) the rights, privileges, protections, immunities and benefits given to the Trustee, including, without limitation, its right to be indemnified, are extended to, and shall be enforceable by, the Trustee in each of its capacities hereunder, and to each agent, custodian and other person employed to act hereunder; and

(k) the Trustee may request that the Company deliver an Officers' Certificate setting forth the names of individuals and/or titles of officers authorized at such time to take specified actions pursuant to this Indenture, which Officers' Certificate may be signed by any person authorized to sign an Officers' Certificate, including any person specified as so authorized in any such certificate previously delivered and not superseded.
                  Section 9.3.   Individual Rights of Trustee.
     The Trustee in its individual or any other capacity may become the owner or pledgee of Securities and may otherwise deal with the Company or its Affiliates with the same rights it would have if it were not Trustee. Any Paying Agent, Registrar, Conversion Agent or co-registrar may do the same with like rights. However, the Trustee must comply with Sections 9.10 and 9.11.
     Section  9.4.   Trustee's  Disclaimer.
     The Trustee makes no representation as to the validity or adequacy of this Indenture or the Securities, it shall not be accountable for the Company's use or application of the proceeds from the Securities, it shall not be responsible for any statement in any registration statement for the Securities
under  the   Securities  Act  or  in  any  offering  document  for     the
Securities, this Indenture or the Securities (other than its certificate of authentication), or the determination as to which beneficial owners are entitled to receive any notices hereunder.
     Section  9.5.   Notice  of  Defaults.
     If  a  Default  occurs  and  if  it  is  known  to  the  Responsible
Officer of the Trustee, the Trustee shall give to each Holder notice of the Default within 90 days after it occurs or, if later, within 15 days after it is known to the Trustee, unless such Default shall have been cured or waived before the giving of such notice. Notwithstanding the preceding sentence, except in the case of a Default described in Section 8.1(a), (b), (d) or (e), the Trustee may withhold the notice if and so long as the Responsible Officer in good faith determines that withholding the notice is in the interest of the Holders. The preceding sentence shall be in lieu of the proviso to Section 315(b) of the TIA and such proviso is hereby expressly excluded from this Indenture, as permitted by the TIA.
                  Section 9.6.   Reports by Trustee to Holders.
     Within 60 days after each May 15 beginning with the May 15 following the date of this Indenture, the Trustee shall mail to each Holder a brief report dated as of such May 15 that complies with TIA Section 313(a),
if  required   by   such Section     313(a).   The  Trustee  also  shall  comply
with     TIA
Section  313(b).
A copy of each report at the time of its mailing to Holders shall be filed with the SEC and each securities exchange, if any, on which the Securities are listed. The Company agrees to notify the Trustee promptly whenever the Securities become listed on any securities exchange and of any delisting thereof.
          Section  9.7.   Compensation  and  Indemnity.
          The  Company  agrees  to:
     (a) pay to the Trustee from time to time such compensation as the Company and the Trustee shall from time to time agree in writing for all services rendered by it hereunder (which compensation shall not be limited (to the extent permitted by law) by any provision of law in regard to the compensation of a trustee of an express trust);
(b) reimburse the Trustee upon its request for all expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the compensation and the expenses, advances and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its own gross negligence or willful misconduct; and

(c) fully indemnify the Trustee or any predecessor Trustee and their agents for, and to hold them harmless against, any and all loss, damage, claim, liability, cost or expense (including attorney's fees and expenses, and taxes (other than taxes based upon, measured by or determined by the income of the Trustee)) incurred without gross negligence or willful misconduct on its part, arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim (whether asserted by the Company or any Holder or any other person) or liability in connection with the exercise or performance of any of its powers or duties hereunder, or in connection with enforcing the provisions of this Section 9.7.
          With regard to its indemnification rights under Section 9.7(c) where the Company has assumed the defense in any action or proceeding, the Trustee shall have the right to employ separate counsel in any such action or proceeding and participate in the investigation and defense thereof, and the Company shall pay the reasonable fees and expenses of such separate counsel; provided, however, that the Trustee may only employ separate counsel at the expense of the Company if in the judgment of the Trustee (i) a conflict of interest exists by reason of common representation or (ii) there are legal defenses available to the Trustee that are different from or are in addition to those available to the Company or if all parties commonly represented do not agree as to the action (or inaction) of counsel.
          To secure the Company's payment obligations in this Section 9.7, the Trustee shall have a lien prior to the
Securities on all money or property held or collected by the Trustee, except that held in trust to pay the principal amount, Redemption Price, Purchase Price, Fundamental Change Purchase Price or interest and Additional Amounts, if any, as the case may be, on particular Securities.
          The Company's payment obligations pursuant to this Section 9.7 shall survive the discharge of this Indenture and the resignation or removal of the Trustee. When the Trustee incurs expenses after the occurrence of a Default specified in Section 8.1(j) or (k), the expenses including the reasonable charges and expenses of its counsel, are intended to constitute expenses of administration under any Bankruptcy Law.
          Section  9.8.   Replacement  of  Trustee.
     The Trustee may resign by so notifying the Company; provided, however, that no such resignation shall be effective until a successor Trustee has accepted its appointment pursuant to this Section 9.8. The Holders of a majority  in  aggregate  principal  amount  of  the  Securities  at  the  time outstanding  may  remove  the  Trustee  by  so  notifying  the  Trustee  and the
Company.  The  Company  shall  remove  the  Trustee  if:
     (a)  the  Trustee  fails  to  comply  with  Section  9.10;
(b)  the  Trustee  is  adjudged  bankrupt  or  insolvent;
(c)  a  receiver  or public officer takes charge of the Trustee or its property;
or
(d)  the  Trustee  otherwise  becomes  incapable  of  acting.
     If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint, by resolution  of  its  Board  of  Directors,  a  successor  Trustee.
     A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company satisfactory in form
and  substance  to  the  retiring  Trustee  and  the  Company.   Thereupon  the
resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Holders. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, upon payment of all the retiring Trustee's fees and expenses then due and payable and subject to the lien provided for in Section 9.7.

     If a successor Trustee does not take office within 30 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holders of a majority in aggregate principal amount of the Securities at the time outstanding may petition at the expense of the Company any court of competent jurisdiction at the expense of the Company for the appointment of a successor Trustee.
     If  the  Trustee  fails  to  comply  with  Section     9.10,  any
Holder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.
                   Section 9.9.   Successor Trustee by Merger.
     If the Trustee consolidates with, merges or converts into, or transfers all or substantially all its corporate trust business or assets to, another corporation, the resulting, surviving or transferee corporation without any further act shall be the successor Trustee.
                  Section 9.10.  Eligibility; Disqualification.
     The Trustee shall at all times satisfy the requirements of TIA Sections 310(a)(1) and 310(b). The Trustee (or its parent holding company) shall have a combined capital and surplus of at least $50,000,000 as set forth in its most recent published annual report of condition. Nothing contained
herein  shall  prevent     the  Trustee  from  filing  with  the  Commission
the
application  referred  to  in  the  penultimate  paragraph  of  TIA  Section
310(b).
     Section  9.11.  Preferential  Collection  of  Claims  Against  Company.
          The Trustee shall comply with TIA Section 311(a), excluding any creditor relationship listed in TIA Section 311(b). A Trustee who has resigned or been removed shall be subject to TIA Section 311(a) to the extent indicated therein.
                                    ARTICLE X

                             DISCHARGE OF INDENTURE
          SECTION     10.1.  Discharge  of  Liability  on  Securities.
          When (i) the Company delivers to the Trustee all outstanding Securities (other than Securities replaced or repaid pursuant to Section 2.7) for cancellation or (ii) all outstanding Securities have become due and payable (whether at the Stated Maturity or upon acceleration, or on any Redemption Date, Purchase Date or Fundamental Change Purchase Date, or upon conversion) and the Company deposits with the Paying Agent or Conversion Agent cash or Applicable Stock sufficient to pay all amounts due and owing on all outstanding Securities (other than Securities replaced pursuant to Section 2.7), and if in either case the Company pays all other sums payable hereunder by the Company, then this Indenture shall, subject to
Section 9.7, cease to be of further effect. The Trustee shall join in the execution of a document prepared by the Company acknowledging satisfaction and discharge of this Indenture on demand of the Company accompanied by an Officers' Certificate and Opinion of Counsel and at the cost and expense of the Company.
          Section     10.2.  Repayment  to  the  Company.
          The Trustee and the Paying Agent shall return to the Company upon written request any cash or securities held by them for the payment of any amount with respect to the Securities that remains unclaimed for two years, subject to applicable unclaimed property law. After return to the Company, Holders entitled to the cash or securities must look to the Company for payment as general creditors unless an applicable abandoned property law designates another person and the Trustee and the Paying Agent shall have no further liability to the Holders with respect to such cash or securities for that period commencing after the return thereof.

                                   ARTICLE XI

                                   AMENDMENTS
          SECTION     11.1.  Without  Consent  of  Holders.
The Company and the Trustee may amend this Indenture or the Securities without the consent of any Holder to:
     (a) add to the covenants of the Company for the benefit of the Holders of Securities;
(b) surrender any right or power herein conferred upon the Company;
(c) provide for conversion rights of Holders of Securities if any reclassification or change of the Common Stock or any consolidation, merger or sale of all or substantially all of the Company's assets occurs;
(d) provide for the assumption of the Company's obligations to the Holders of Securities in the case of a merger, consolidation, conveyance, transfer, sale, lease or other disposition pursuant to Article VII;
(e) increase the Conversion Rate; provided, however, that such increase in the Conversion Rate shall not adversely affect the interests of the Holders of Securities (after taking into account tax and other consequences of such increase);
(f) comply with the requirements of the SEC in order to effect or maintain the qualification of this Indenture under the TIA; (g) make any changes or modifications necessary in connection with the registration of the Securities under the Securities Act as contemplated in the Registration Rights Agreement; provided, however, that such action pursuant to this clause (g) does not, in the good faith opinion of the Board of Directors of the Company (as evidenced by a Board Resolution) and the Trustee, adversely affect the interests of the Holders of Securities in any material respect;
(h) cure any ambiguity, correct or supplement any provision herein which may be inconsistent with any other provision herein or which is otherwise defective, or to make any other provisions with respect to matters or questions arising under this Indenture which the Company may deem necessary or desirable and which shall not be inconsistent with the provisions of this Indenture; provided, however, that such action pursuant to this clause (h) does not, in the good faith opinion of the Board of Directors of the Company (as evidenced by a Board Resolution) and the Trustee, adversely affect the interests of the Holders of Securities in any material respect; and

          (i) to evidence the succession of another Person to the Company or any other obligor upon the Securities, and the assumption by any  such  successor  of  the  covenants  of  the  Company  or  such obligor  herein  and  in  the  Securities,  in  each  case  in  compliance with  the  provisions  of  this  Indenture;
(j)  to  evidence  and  provide  the  acceptance  of  the  appointment  of a  successor  trustee  hereunder;
     (k) add or modify any other provisions herein with respect to matters or questions arising hereunder which the Company and the Trustee may deem necessary or desirable and which will not adversely affect the interests of the Holders of Securities.
          Section  11.2.  With  Consent  of  Holders.
             Except  as  provided below in this Section  11.2,  this
Indenture or the Securities may be amended, modified or supplemented, and noncompliance in any particular instance with any provision of this Indenture or the Securities may be waived, in each case with the written consent or affirmative vote of the Holders of at least a majority of the principal amount of the Securities at the time outstanding.
          Without the written consent or the affirmative vote of each Holder of Securities affected thereby (in addition to the written consent or the affirmative vote of the holders of at least a majority of the principal amount of the Securities at the time outstanding), an amendment or waiver under this Section 11.2 may not:
     (a) change the maturity of the principal amount of, or the payment date of any installment of interest or Additional Amounts, if any, on, any Security;
(b) reduce the principal amount of, or interest or Additional Amounts, if any, on, or the Redemption Price, Purchase Price or Fundamental Change Purchase Price of, any Security;
(c) change the currency of payment of principal amount of, or interest or Additional Amounts, if any, on, or the Redemption
Price, Purchase Price or Fundamental Change Purchase Price of, any Security from U.S. Dollars;
(d) impair or adversely affect the rate of accrual of interest or Additional Amounts, if any, on any Security, or the manner of calculation thereof;
(e) impair the right of any Holder to institute suit for the enforcement of any payment or with respect to, or conversion of, any Security;
(f) modify the obligation of the Company to maintain an agency in New York, New York pursuant to Section 6.5;
(g) impair or adversely affect the conversion rights of the Holder of the Securities as provided in Article XII;
(h) impair or adversely affect the purchase rights of the Holders of the Securities as provided in Article IV or V;
(i) modify the optional redemption provisions of Article III in a manner adverse to the Holders of the Securities;
(j) reduce the percentage of the principal amount of the outstanding Securities the written consent or affirmative vote of whose Holders is required for any such supplemental indenture; or (k) reduce the percentage of the principal amount of the outstanding Securities the written consent or affirmative vote of whose Holders is required for any waiver of any past Default provided for in this Indenture.
          It shall not be necessary for the consent of the Holders under this Section 11.2 to approve the particular form of any proposed amendment, but it shall be sufficient if such consent approves the substance thereof.
          After an amendment under this Section 11.2 becomes effective, the Company shall mail to each Holder a notice briefly describing the amendment.

          Nothing contained in this Section 11.2 shall impair the ability of the Company and the Trustee to amend this Indenture or the Securities without the consent of any Holder to provide for the assumption of the Company's obligations to the Holders of Securities in the case of a merger,
consolidation,  conveyance,  transfer,   sale,     lease  or  other  disposition
pursuant   to
Article  VII.
          Section     11.3.  Compliance  with  Trust  Indenture  Act.
          Every supplemental indenture executed pursuant to this Article shall comply with the TIA.
          Section     11.4.  Revocation  and  Effect  of  Consents,  Waivers and
Actions.
          Until  an  amendment,  waiver  or  other  action  by  Holders  becomes effective, a consent thereto by a Holder of a Security hereunder is a continuing consent by the Holder and every subsequent Holder of that Security or portion of the Security that evidences the same obligation as the consenting Holder's Security, even if notation of the consent, waiver or action is not made on the Security. However, any such Holder or subsequent Holder may revoke the consent, waiver or action as to such Holder's Security or portion of the Security if the Trustee receives the notice of revocation before the date the amendment, waiver or action becomes effective. After an amendment, waiver or action becomes effective, it shall bind every Holder.
          Section 11.5. Notation on or Exchange of Securities. Securities authenticated and delivered after the execution of any supplemental indenture pursuant to this Article XI may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities so modified as to conform, in the  opinion  of  the  Trustee  and  the  Board  of  Directors,  to  any  such supplemental  indenture  may  be  prepared  and  executed  by  the
Company and authenticated and delivered by the Trustee in exchange for outstanding Securities.
          Section     11.6.  Trustee  to  Sign  Supplemental  Indentures.
          The  Trustee  shall  sign  any  supplemental  indenture  authorized pursuant to this Article XI if the amendment contained therein does not affect the rights, duties, liabilities or immunities of the Trustee. If it does, the Trustee may, but need not, sign such supplemental indenture.
In  signing   such  supplemental  indenture  the  Trustee  shall  receive,  and
(subject to the provisions of Section 9.1) shall be fully protected in relying upon, an Officers' Certificate and an Opinion of Counsel stating that such amendment is authorized or permitted by this Indenture.
          Section     11.7.  Effect  of  Supplemental  Indentures.
          Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

                                   ARTICLE XII

                                   CONVERSION
          SECTION     12.1.  Conversion  Right.
          (a)  Subject  to  and  upon  compliance  with  the  provisions of this
Article XII, a Holder of a Security shall have the right, at such Holder's option, to convert all or any portion (if the portion to be converted is $1,000 or an integral multiple of $1,000) of such Security into Common Stock:
          (i) during any Calendar Quarter, if the Sale Price of the Common Stock for at least 20 Trading Days in the 30 consecutive Trading
Day period ending on the last day of the immediately preceding Calendar Quarter is greater than or equal to 120% of the Conversion Price in effect on such 30th Trading Day;
(ii) if such Security has been called for redemption pursuant to Article III; or
(iii)     as  provided  in  clause  (b)  of  this  Section  12.1.
          The Conversion Agent shall, on behalf of the Company, determine on a daily basis whether the Securities shall be convertible as a result of the occurrence of an event specified in clause (i) above and, if the Securities shall be so convertible, the Conversion Agent shall promptly deliver to the Company and the Trustee written notice thereof. Whenever the Securities shall become
convertible   pursuant   to    this  Section  12.1,  the  Company  or,  at  the
Company's request, the Trustee in the name and at the expense of the Company, shall notify the Holders of the event triggering such convertibility in the manner provided in Section 13.2, and the Company shall also publicly
announce  such  information  and  publish  it  on   the  Company's  Website.
Any notice so given shall be conclusively presumed to have been duly given, whether or not the Holder receives such notice. Securities called for redemption may be converted at any time on and after the date that the Company gives notice to the Holders of such right until 5:00 p.m., New York City time, on the second Business Day preceding the corresponding Redemption Date.
          (b)  (i)       In  the  event  that:
          (A) the Company distributes to all holders of its Common Stock rights or warrants entitling them (for a period expiring within 60 days of the Record Date for such distribution) to subscribe for or purchase Common Stock at a price per share of Common Stock less than the Sale Price of the Common Stock on the Business Day immediately preceding the announcement of such distribution;
(B) the Company distributes to all holders of its Common Stock cash or other assets, debt securities or rights or warrants to purchase its securities, including the declaration of any cash dividends, payable quarterly or otherwise, where the Fair Market Value (as determined by the Board of Directors) of such distribution per share of Common Stock exceeds 5% of the Sale Price of the Common Stock on the Business Day immediately preceding the date of declaration of such distribution; or
(C)  a  Fundamental  Change  occurs,
then, in each case, the Securities may be surrendered for conversion at any time on and after the date that the Company gives notice to the Holders of such right, which shall be, in the case of (A) or (B), not less than 20 days prior to the Ex-Dividend Time for such distribution, or, in the case of (C), within 20 days after the occurrence of the Fundamental Change, until 5:00 p.m., New York
City time, on the earlier of the Business Day immediately preceding the Ex-Dividend Time and the date the Company announces that such distribution will not take place in the case of (A) or (B), or within 35 Business Days of the Company's delivery of the notice of the Fundamental Change in the case of (C);
provided, however, that in the case of (A) or (B), a Holder of Securities may not surrender Securities for conversion if the Holder will otherwise participate in such distribution without conversion.

          (ii) In addition, in the event that the Company consolidates with or merges into another corporation, or is a party to a binding share exchange pursuant to which the Common Stock would be converted into cash, securities or other property as set forth in Section 12.4, then the Securities may be surrendered for conversion at any time from and after the date which is 15 calendar days prior to the date announced by the Company as the anticipated effective time of such transaction until 15 calendar days after the actual date of such transaction.
          Section     12.2.  Conversion  Procedures;  Fractional  Shares.
          (a) Each Security shall be convertible at the office of the Conversion Agent into fully paid and nonassessable shares of Common Stock (calculated to the nearest 1/10,000th of a share).
          The Conversion Agent shall notify the Company when it receives a Conversion Notice. The Company shall determine the number of shares of Common Stock that the Holder that submitted the Conversion Notice is entitled to receive upon surrender of the Securities covered by that Conversion Notice.
          An amount of Common Stock received by the Holder upon conversion of Securities that is equal in value (using the Sale Price of the Common Stock on the last Trading Day prior to the day of conversion) to the accrued and unpaid interest and Additional Amounts, if any, as of the conversion date of such converted Securities shall be treated as payment of such accrued and unpaid interest and Additional Amounts, if any. Otherwise, no payment or adjustment shall be made in respect of dividends or distributions on the Common Stock issued upon conversion or accrued and unpaid interest or Additional Amounts, if any, on a converted Security, except as described in Section 12.9.
          The Company will not issue any fraction of a share of Common Stock in connection with any conversion of Securities. Instead, the Company will, subject to Section 12.3(h), make a cash payment (calculated to the nearest cent) equal to such fraction multiplied by the Sale Price of the Common Stock on the last Trading Day prior to the date of conversion.
          Notwithstanding the foregoing, a Security in respect of which a Holder has delivered a Purchase Notice or a Fundamental Change Purchase Notice exercising such Holder's right to require the Company to purchase such Security may be converted only if such Purchase Notice or Fundamental Change Purchase Notice, as applicable, is withdrawn in accordance with the provisions of
Section 4.2 or Section 5.2, respectively, prior to 5:00 p.m., New York City time, on the Business Day immediately preceding the applicable Purchase Date or Fundamental Change Purchase Date, as the case may be.
          (b) Before any Holder of a Security shall be entitled to convert the same into Common Stock, such Holder shall, in the case of Global Securities, comply with the Applicable Procedures of the Depositary in effect at that time, and in the case of Certificated Securities, surrender such Securities, duly endorsed to the Company or in blank (with appropriate transfer documents if required by the Conversion Agent), at the office of the Conversion Agent, and shall give written notice to the Company at said office or place in the form of the Conversion Notice attached to the Security (the "Conversion Notice") that such Holder elects to convert the same and shall state in writing therein the principal amount of Securities to be converted and the name or names (with addresses) in which such Holder wishes the certificate or certificates for Common Stock to be issued.
          Before any such conversion, a Holder also shall pay all funds required, if any, relating to interest or Additional Amounts, if any, on the Securities, as provided in Section 12.9, and all taxes or duties, if any, as provided in Section 12.8.

          If more than one Security shall be surrendered for conversion at one time by the same Holder, the number of full shares of Common Stock which shall be deliverable upon conversion shall be computed on the basis of the aggregate principal amount of the Securities (or specified portions thereof to
the  extent  permitted   thereby)  so  surrendered.   Subject  to   the   next
succeeding sentence, the Company will, as soon as practicable thereafter, issue and deliver at said office or place to such Holder of a Security, or to such Holder's nominee or nominees, certificates for the number of full shares of Common Stock to which such Holder shall be entitled as aforesaid, together with cash in lieu of any fraction of a share to which such Holder would otherwise be entitled. The Company shall not be required to deliver certificates for Common Stock while the stock transfer books for such stock or the security register are duly closed for any purpose, but certificates for Common Stock shall be issued and delivered as soon as practicable after the opening of such books or security register.
          If Common Stock to be issued upon conversion of a Restricted Security are to be issued in the name of a Person other than the Holder of such Restricted Security, such Holder must deliver to the Conversion
Agent  a  certification     in
substantially the form set forth in a Transfer Certificate dated the date of surrender of such Restricted Security and signed by such Holder, as to compliance with the restrictions on transfer applicable to such Restricted Security. The Company shall not be required to issue Common Stock upon conversion of any such Restricted Security to a Person other than the Holder if such Restricted Security is not so accompanied by a properly completed certification, and neither the Company nor the transfer agent for the Common Stock shall be required to register Common Stock upon conversion of any such Restricted Security in the name of a Person other than the Holder if such Restricted Security is not so accompanied by a properly completed certification.
     (c) A Security shall be deemed to have been converted immediately prior to 5:00 p.m., New York City time, on the date of the surrender of such Securities for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record Holder or Holders of such Common Stock as of 5:00 p.m., New York City time, on such date.
(d) In case any Certificated Security shall be surrendered for partial conversion, the Company shall execute and the Trustee shall authenticate and deliver to or upon the written order of the Holder of the Security so surrendered, without charge to such Holder (subject to the provisions of Section 12.8), a new Security or Securities in authorized denominations in an aggregate principal amount equal to the unconverted portion of the surrendered Certificated Securities.
                  Section 12.3.  Adjustment of Conversion Rate.
     The  Conversion  Rate  shall  be  adjusted  from  time  to time as follows:
     (a) In case the Company shall, at any time or from time to time while any of the Securities are outstanding, pay a dividend or make a distribution in Common Stock to all or substantially all holders of its outstanding Common Stock, then the Conversion Rate in effect immediately prior to the close of business on the Record Date fixed for the determination of stockholders entitled to receive such dividend or other distribution shall be adjusted so that the Holder of any Security thereafter surrendered for conversion shall be entitled to receive that number of shares of Common Stock which it would have owned had such Security been converted immediately prior to the happening of such event. Such adjustment shall become effective immediately prior to the opening of business on the day following the Record Date fixed for such determination. If any dividend or distribution of the type described in this Section 12.3(a) is declared but not so paid or made, the Conversion Rate shall again be adjusted to the Conversion Rate which would then be in effect if such dividend or distribution had not been declared.
(b) In case the Company shall, at any time or from time to time while any of the Securities are outstanding, subdivide its outstanding shares of Common Stock into a greater number of Common Stock or combine its outstanding shares of Common Stock into a smaller number of Common Stock, then the Conversion Rate in effect immediately prior to the close of business on the day upon which such subdivision or combination becomes effective shall be adjusted so that the Holder of any Security thereafter surrendered for conversion shall be entitled to receive that number of shares of Common Stock which it would have owned had such Security been converted immediately prior to the happening of such event.
     Such adjustment shall become effective immediately prior to the opening of business on the day following the day upon which such subdivision or combination becomes effective.

     (c) In case the Company shall, at any time or from time to time while any of the Securities are outstanding, issue rights or warrants for a period expiring within 60 days (other than any rights or warrants referred to in Section 12.3(d)) to all or substantially all holders of its outstanding Common Stock entitling them to subscribe for or purchase Common Stock (or securities convertible into or exchangeable or exercisable for Common Stock), at a price per share of Common Stock (or having a conversion, exchange or exercise price per share of Common Stock) less than the Sale Price of the Common Stock on the Business Day immediately preceding the date of announcement of such issuance (treating the conversion, exchange or exercise price per share of Common Stock of the securities convertible into Common Stock as equal to (x) the sum of (i) the price for a unit of the security convertible into or exchangeable or exercisable for Common Stock and (ii) any additional consideration initially payable upon the conversion of or exchange or exercise for such security into Common Stock divided by (y) the number of shares of Common Stock initially underlying such convertible, exchangeable or exercisable security), then the Conversion Rate shall be adjusted by multiplying the Conversion Rate in effect at the opening of business on the date after such date of announcement by a fraction:
     (i) the numerator of which shall be the number of shares of Common Stock outstanding at the close of business on the date of announcement, plus the total number of additional shares of
Common Stock so offered for subscription or purchase (or into which the convertible, exchangeable or exercisable securities so offered are convertible, exchangeable or exercisable); and
(ii)  the  denominator  of  which  shall  be  the  number  of  shares  of
Common Stock outstanding on the close of business on the date of announcement, plus the number of shares of Common Stock (or convertible, exchangeable or exercisable securities) which the aggregate offering price of the total number of shares of Common Stock (or convertible, exchangeable or exercisable securities) so offered for subscription or purchase (or the aggregate conversion, exchange or exercise price of the convertible, exchangeable or exercisable securities so offered) would purchase at such Sale Price of the Common Stock.
     Such adjustment shall become effective immediately prior to the opening of business on the day following the Record Date for such determination. To the extent that shares of Common Stock (or securities convertible, exchangeable or exercisable into shares of Common Stock) are not delivered pursuant to such rights or warrants, upon the expiration or termination of such rights or warrants, the Conversion Rate shall be readjusted to the
Conversion Rate which would then be in effect had the adjustments made upon the issuance of such rights or warrants been made on the basis of the delivery of only the number of shares of Common Stock (or securities convertible, exchangeable or exercisable into shares of Common Stock) actually delivered. In the event that such rights or warrants are not so issued, the Conversion Rate shall again be adjusted to be the Conversion Rate which would then be in effect if the Record Date fixed for the determination of stockholders entitled to receive such rights or warrants had not been fixed. In determining whether any rights or warrants entitle the holders to subscribe for or purchase shares of Common Stock at less than such Sale Price, and in determining the aggregate offering price of such shares of
Common  Stock,  there  shall  be  taken  into  account  any  consideration received for such rights or warrants, the value of such consideration if other than cash, to be determined by the Board of Directors.
     (d)  (A)       In  case the Company shall, at any time or from time to time while any of the Securities are outstanding, by dividend or otherwise, distribute to all or substantially all holders of its outstanding shares of Common Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation and the shares of Common Stock are not changed or exchanged), shares of its capital stock, evidences of its Indebtedness or other assets, including securities, but excluding (i) dividends or distributions of Common Stock referred to in Section 12.3(a), (ii) any rights or warrants referred to in
Section 12.3(c), (iii) dividends and distributions paid exclusively in cash referred to in Section 12.3(e) and (iv) dividends and distributions of stock, securities or other property or assets (including cash) in connection with the reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance to which Section 12.4 applies (such capital stock, evidence of its indebtedness, other assets or securities being distributed hereinafter in this Section 12.3(d) called the "distributed assets"), then, in each such case, subject to paragraphs (D) and (E) of this
Section 12.3(d), the Conversion Rate shall be adjusted by multiplying the Conversion Rate in effect immediately prior to the close of business on the Record Date with respect to such distribution by a fraction:

     (i)  the  numerator  of  which  shall  be  the  Current  Market  Price; and
     (ii) the denominator of which shall be such Current Market Price of the Common Stock, less the Fair Market Value on such date of the portion of the distributed assets so distributed applicable to one share of Common Stock (determined on the basis of the number of shares of Common Stock outstanding on the Record Date) on such date.
             Such adjustment shall become effective immediately prior to the opening of business on the day following the Record
Date for such distribution. In the event that such dividend or distribution is not so paid or made, the Conversion Rate shall again be adjusted to be the Conversion Rate which would then be in effect if such dividend or distribution had not been declared.
     (B) If the Board of Directors determines the Fair Market Value of any distribution for purposes of this Section 12.3(d) by reference to the actual or when issued trading market for any distributed assets comprising all or part of such distribution, it must in doing so consider the prices in such market over the same period (the "Reference Period") used in computing the Current Market Price pursuant to Section 12.3(g) to the extent possible, unless the Board of Directors determines in good faith that determining the Fair Market Value during the Reference Period would not be in the best interest of the Holders.
     (C) In the event any such distribution consists of shares of capital stock of, or similar equity interests in, one or more of the Company's Subsidiaries (a "Spin-Off"), the Fair Market Value of the securities to be distributed shall equal the average of the closing sale prices of such securities on the principal securities market on which such securities are traded for the five consecutive Trading Days commencing on and including the sixth Trading Day of those securities after the effectiveness of the Spin-Off, and the Current Market Price shall be measured for the same period. In the event, however, that an underwritten initial public offering of the securities in the Spin-Off occurs simultaneously with the Spin-Off, Fair Market Value of the securities distributed in the Spin-Off shall mean the initial public offering price of such securities and the Current Market Price shall mean the Sale Price for the Common Stock on the same Trading Day.
(D) Rights or warrants distributed by the Company to all holders of its outstanding shares of Common Stock entitling them to subscribe for or purchase shares of Equity Interest (either initially or under certain circumstances), which rights or warrants, until the occurrence of a specified event or events ("Trigger Event"), (x) are deemed to be transferred with such Common Stock, (y) are not exercisable and (z) are also issued in respect of future issuances of Common Stock shall be deemed not to have been distributed for purposes of this Section 12.3(d) (and no adjustment to the Conversion Rate under this
Section 12.3(d) will be required) until the occurrence of the earliest Trigger Event. If such right or warrant is subject to subsequent events, upon the occurrence of which such right or warrant shall become exercisable to purchase different distributed assets, evidences of indebtedness or other assets, or entitle the holder to purchase a different number or amount of the foregoing or to purchase any of the foregoing at a different purchase price, then the occurrence of each such event shall be deemed to be the date of issuance and Record Date with respect to a new right or warrant (and a termination or expiration of the existing right or warrant without exercise by the holder thereof). In addition, in the event of any distribution (or deemed distribution) of rights or warrants, or any Trigger Event or other event (of the type described in the preceding sentence) with respect thereto, that resulted in an adjustment to the Conversion Rate under this Section 12.3(d):

     (i) in the case of any such rights or warrants which shall all have been redeemed or purchased without exercise by any holders thereof, the Conversion Rate shall be readjusted upon such final redemption or purchase to give effect to such distribution or Trigger Event, as the case may be, as though it were a cash distribution, equal to the per share redemption or Purchase Price received by a holder of Common Stock with respect to such rights or warrants (assuming such holder had retained such rights or warrants), made to all holders of Common Stock as of the date of such redemption or purchase; and
     (ii) in the case of such rights or warrants which shall have expired or been terminated without exercise, the Conversion Rate shall be readjusted as if such rights and warrants had never been issued.
     (E) For purposes of this Section 12.3(d) and Sections 12.3(a), 12.3(b) and 12.3(c), any dividend or distribution to which this
     Section 12.3(d) is applicable that also includes (x) Common Stock, (y) a subdivision or combination of Common Stock to which Section 12.3(b) applies or (z) rights or warrants to subscribe for or purchase Common Stock to which Section 12.3(c) applies (or any combination thereof), shall be deemed instead to be:

     (i) a dividend or distribution of the evidences of indebtedness, assets, shares of capital stock, rights or warrants, other than such Common Stock, such subdivision or combination or such rights or warrants to which Sections 12.3(a), 12.3(b) and 12.3(c) apply, respectively (and any Conversion Rate adjustment required by this Section 12.3(d) with respect to such dividend or distribution shall  then  be  made),  immediately  followed  by
     (ii) a dividend or distribution of such Common Stock, such subdivision or combination or such rights or warrants (and any further Conversion Rate adjustment required by Sections 12.3(a), 12.3(b) and 12.3(c) with respect to such dividend or distribution shall  then  be  made),  except:
     (A) the Record Date of such dividend or distribution shall be substituted as (i) "the date fixed for the determination of stockholders entitled to receive such dividend or other distribution," "Record Date fixed for such determinations" and "Record Date" within the meaning of Section 12.3(a), (ii) "the day upon which such subdivision or combination becomes effective" within the meaning of Section 12.3(b), and
(iii) as "the Record Date fixed for the determination of the stockholders entitled to receive such rights or warrants" and such "Record Date" within the meaning of Section 12.3(c); and
(B)  any  reduction  or  increase  in  the  number  of  shares  of  Common
Stock resulting from such subdivision or combination shall be disregarded in connection with such dividend or distribution.
(e) In case the Company shall, at any time or from time to time while any of the Securities are outstanding, by dividend or otherwise, distribute to all holders of its outstanding shares of Common Stock, cash (including any quarterly cash dividends, but excluding any cash that is distributed upon a reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance to which Section 12.4 applies or as part of a distribution referred to in Section 12.3(d)), then, and in each case, immediately after the close of business on such date, the Conversion Rate shall be adjusted by multiplying the Conversion Rate in effect immediately prior to the close of business of such Record Date by a fraction:
     (A) the numerator of which shall be equal to the Current Market Price on such date; and
(B)  the  denominator  of  which  shall  be  equal  to  the  Current

Market Price on the Record Date, less an amount equal to the quotient of (x) the aggregate amount of such cash distribution and (y) the number of shares of Common Stock outstanding on the Record Date.
     Such adjustment shall become effective immediately prior to the opening of business on the day following the Record Date for such distribution. In the event that such distribution is not so made, the Conversion Rate shall again be adjusted to be the Conversion Rate which would then be in effect if such distribution had not been declared.
     (f) In case a tender offer or exchange offer made by the Company or any of its Subsidiaries for all or any portion of the Common
Stock shall expire, then and in each such case, immediately prior to the opening of business on the day after the date of the last time (the "Expiration Time") tenders or exchanges could have been made pursuant to such tender offer or exchange offer, the Conversion Rate shall be adjusted so that the same shall equal the rate determined by multiplying the Conversion Rate in effect immediately prior to the close of business on the date of the Expiration Time by a fraction:
     (A) the numerator of which shall be the sum of (x) the product of (i) the number of shares of Common Stock outstanding
(excluding any tendered or exchanged shares) at the Expiration Time and (ii) the Current Market Price of the Common Stock at the Expiration Time, and (y) the Fair Market Value of the aggregate consideration payable to stockholders based on acceptance (up to any maximum specified in the terms of the tender offer or exchange offer) of all shares validly tendered and not withdrawn as of the Expiration Time; and
(B)  the  denominator  shall  be  the  product  of  the  number  of  shares of  Common  Stock  outstanding  (including  any  tendered  or  exchanged shares) at the Expiration Time and the Current Market Price of the Common Stock at the Expiration Time.
     Such reduction (if any) shall become effective immediately prior to the opening of business on the day following the Expiration Time. In the event that the Company is obligated to purchase shares pursuant to any such tender offer or exchange offer, but the Company is permanently prevented by applicable law from effecting any such purchases or all or a portion of such purchases are rescinded, the Conversion Rate shall again be adjusted to be the Conversion Rate which would then be in effect if such (or such portion of the) tender offer or exchange offer had not been made. If the application of this Section 12.3(f) to any tender offer or exchange offer would result in a decrease in the Conversion Rate, no adjustment shall be made for such tender offer under this Section 12.3(f).
     Pursuant to rights issued under any of the Company's rights plans, if Holders of the Securities exercising the right of conversion attaching after the date the rights separate from the underlying Common Stock are not entitled to receive the rights that would otherwise be attributable to the Common Stock received upon conversion, the Conversion Rate will be adjusted as though the rights were being distributed to holders of Common Stock on the date of such separation. If such an adjustment is made and the rights
are  later  redeemed,  invalidated   or  terminated,  then  a  corresponding
reversing  adjustment  will  be  made  to  the  Conversion  Rate on an equitable basis.
     (g) For purposes of this Article XII, the following terms shall have the meanings indicated:
"Current Market Price" on any date means the average of the daily Sale Prices per share of Common Stock for the ten consecutive Trading Days immediately prior to such date; provided, however, that if:
     (i) the "ex" date (as hereinafter defined) for any event (other than the issuance or distribution requiring such computation)
that  requires an adjustment to the Conversion Rate pursuant to Section 12.3(a),
(b), (c), (d), (e), or (f) occurs during such ten consecutive Trading Days, the Sale Price for each Trading Day prior to the "ex" date for such other event shall be adjusted by multiplying such Sale Price by the same fraction by which the Conversion Rate is so required to be adjusted as a result of such other event;
(ii) the "ex" date for any event (other than the issuance or distribution requiring such computation) that requires an adjustment  to  the  Conversion Rate pursuant to Section 12.3(a), (b), (c), (d),
(e), or (f) occurs on or after the "ex" date for the issuance or distribution requiring such computation and prior to the day in question, the Sale Price for each Trading Day on and after the "ex" date for such other event shall be adjusted by multiplying such Sale Price by the reciprocal of the fraction by which the Conversion Rate is so required to be adjusted as a result of such other event; and
(iii)     the  "ex"  date  for  the  issuance  or  distribution
requiring such computation is prior to the day in question, after taking into account any adjustment required pursuant to clause (1) or (2) of this proviso, the Sale Price for each Trading Day on or after such "ex" date shall be adjusted by adding thereto the amount of any cash and the Fair Market Value (as determined by the Board of Directors in a manner consistent with any determination of such value for purposes of Section 12.3(d), (e) or (f)) of the evidences of Indebtedness, shares of capital stock or assets being distributed applicable to one share of Common
Stock  as  of  the  close  of  business  on  the  day  before  such  "ex"  date.
     For purposes of any computation under Section 12.3(f), if the "ex" date for any event (other than the tender offer requiring such computation) that requires an adjustment to the Conversion Rate pursuant to Section 12.3(a), (b), (c), (d),
(e) or (f) occurs on or after the Expiration Time for the tender or exchange offer requiring such computation and prior to the day in question, the Sale Price for each Trading Day on and after the "ex" date for such other event shall be adjusted by multiplying such Sale Price by the reciprocal of the fraction by which the Conversion Rate is so required to be adjusted as a result of such other  event.  For  purposes  of  this paragraph, the term "ex" date, when used:
     (i) with respect to any issuance or distribution, means the first date on which the Common Stock trade regular way on the relevant exchange or in the relevant market from which the Sale Price was obtained without the right to receive such issuance or distribution;
     (ii) with respect to any subdivision or combination of Common Stock, means the first date on which the Common Stock trade regular way on such exchange or in such market after the time at which such subdivision or combination becomes effective; and
(iii)     with  respect  to  any  tender  offer  or  exchange  offer, means the first date on which the Common Stock trade regular way on such exchange or in such market after the Expiration Time of such offer.
     Notwithstanding  the  foregoing,  whenever  successive  adjustments  to the
Conversion  Rate  are  called  for  pursuant  to  this  Section     12.3,  such
adjustments  shall  be  made  to  the  Current
Market Price as may be necessary or appropriate to effectuate the intent of this
Section 12.3 and to avoid unjust or inequitable results as determined in good faith by the Board of Directors.
     "Fair Market Value" means the amount which a willing buyer would pay a willing seller in an arm's length transaction (as determined by the Board of Directors, whose determination shall be conclusive).
     "Record Date" means, with respect to any dividend, distribution or other transaction or event in which the holders of Common Stock have the right to receive any cash, securities or other property or in which the Common Stock (or other applicable security) is exchanged for or converted into any
combination  of  cash,   securities  or  other  property,  the  date   fixed
for determination of stockholders entitled to receive such cash, securities or other property (whether such date is fixed by the Board of Directors or by statute, contract or otherwise).
     (h) The Company shall be entitled to make such additional adjustments in the Conversion Rate, in addition to those required by Sections 12.3(a), (b), (c), (d), (e) and (f), as shall be necessary in order that any dividend or distribution of Common Stock, any subdivision, reclassification or combination of Common Stock or any issuance of rights or warrants referred to above shall not be taxable to the holders of Common Stock for United States Federal income tax purposes.

(i) To the extent permitted by applicable law, the Company may, from time to time, increase the Conversion Rate by any amount for any period of time if such period is at least 20 days, the increase is irrevocable during the period and the Board of Directors determines that such increase would be in the best interest of the Company. Whenever the Conversion Rate is increased pursuant to the preceding sentence, the Company shall mail to the Trustee and each Holder at the address of such Holder as it appears in the register of the Securities maintained by the Registrar, at least 15 days prior to the date the increased Conversion Rate takes effect, a notice of the increase stating the increased
Conversion  Rate  and  the  period  during  which  it  will  be  in  effect.
(j) In any case in which this Section 12.3 shall require that any adjustment be made effective as of or retroactively immediately following a Record Date, the Company may elect to defer (but only for five Trading Days following the filing of the notice referred to in Section 12.5) issuing to the Holder of any Securities converted after such Record Date the Common Stock issuable upon such conversion over and above the Common Stock issuable upon such conversion on the basis of the Conversion Rate prior to adjustment; provided, however, that the Company shall deliver to such Holder a due bill or other appropriate instrument evidencing such Holder's right to receive such additional Common Stock upon the occurrence of the event requiring such adjustment. (k) All calculations under this Section 12.3 shall be made to the nearest cent or one-hundredth of a share, with one-half cent and 0.005 of a share, respectively, being rounded upward. Notwithstanding any other provision of this Section 12.3, the Company shall not be required to make any adjustment of the Conversion Rate unless such adjustment would require an increase or decrease of at least 1% in the Conversion Rate as last adjusted. Any lesser adjustment shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment or adjustments so carried forward, shall amount to an increase or decrease of at least 1% in the Conversion Rate as last adjusted. Any adjustments under this Section 12.3 shall be made successively whenever an event requiring such an adjustment occurs.
(l) In the event that at any time, as a result of an adjustment made pursuant to this Section 12.3, the Holder of any Securities thereafter surrendered for conversion shall become entitled to receive any shares of stock of the Company other than Common Stock into which the Securities originally were convertible, the Conversion Rate of such other shares so receivable upon conversion of any such Security shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in subparagraphs (a) through (k) of this Section 12.3, and the provision of Sections 12.1, 12.2 and 12.4 through 12.9 with respect to the Common Stock shall apply on like or similar terms to any such other shares and the determination of the Board of Directors as to any such adjustment shall be conclusive.
(m) No adjustment shall be made pursuant to this Section 12.3 if (i) the effect thereof would be to reduce the Conversion Price below the par value (if any) of the Common Stock or (ii) any dividend, distribution or issuance that would otherwise give rise to an adjustment pursuant to this Section 12.3 is made or paid to the Holders of the Securities.
          Section  12.4.  Consolidation  or  Merger  of  the  Company.
                 If any of the following events occurs, namely:
     (a) any reclassification or change of the outstanding shares of Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination);
(b) any merger, consolidation, statutory share exchange or combination of the Company with another corporation as a result of which holders of Common Stock shall be entitled to receive stock, securities or other property or assets (including cash) with respect to or in exchange for such Common Stock; or

(c) any sale or conveyance of the properties and assets of the Company as, or substantially as, an entirety to any other corporation as a result of which holders of Common Stock shall be entitled to receive stock, securities or other property or assets (including cash) with respect to or in exchange for such Common Stock;
the Company or the successor or purchasing corporation, as the case may be, shall execute with the Trustee a supplemental indenture (which shall comply with the Trust Indenture Act as in force at the date of execution of such supplemental indenture, if such supplemental indenture is then required to so comply) providing that such Securities shall be convertible into the kind and amount of shares of stock and other securities or property or assets (including cash) which such Holder would have been entitled to receive upon such reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance had such Securities been converted into Common Stock immediately prior to such reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance assuming such holder of Common Stock did not exercise its rights of election, if any, as to the kind or amount of securities, cash or other property receivable upon such merger, consolidation, statutory share exchange, sale or conveyance (provided, that if the kind or amount of securities, cash or other property receivable upon such merger, consolidation, statutory share exchange, sale or conveyance is not the same for each share of Common Stock in respect of which such rights of election shall not have been exercised ("Non-Electing Share"), then for the purposes of this Section 12.4, the kind and amount of securities, cash or other property receivable upon such merger, consolidation, statutory share exchange, sale or conveyance for each Non-Electing Share shall be deemed to be the kind and amount so receivable per share by a plurality of the Non-Electing Shares). Such supplemental indenture shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article
XII. If, in the case of any such reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance, the stock or other securities and assets receivable thereupon by a holder of Common Stock includes shares of stock or other securities and assets of a corporation other than the successor or purchasing corporation, as the case may be, in such reclassification, change, merger, consolidation, statutory share exchange, combination, sale or conveyance, then such supplemental indenture shall also be executed by such other corporation and shall contain such additional provisions to protect the interests of the Holders of the Securities as the Board of Directors shall reasonably consider necessary by reason of the foregoing.
     The Company shall cause notice of the execution of such supplemental indenture to be mailed to each Holder, at the address of such Holder as it appears on the register of the Securities maintained by the Registrar, within 20 days after execution thereof. Failure to deliver such notice shall  not  affect  the  legality  or  validity  of such supplemental indenture.
     The   above  provisions  of  this  Section  12.4  shall  similarly   apply
to successive reclassifications, mergers, consolidations, statutory share exchanges, combinations, sales and conveyances.
     If   this   Section  12.4  applies  to  any  event   or occurrence, Section
12.3  shall  not  apply.

               Section  12.5.  Notice  of  Adjustment.
             Whenever an adjustment in the Conversion Rate with respect to the Securities is required:
          (a) the Company shall forthwith place on file with the Trustee and any Conversion Agent for such securities a certificate of the Treasurer of the Company, stating the adjusted Conversion Rate determined as provided herein and setting forth in reasonable detail such facts as shall be necessary to show the reason for and the manner of computing such adjustment; and
(b) a notice stating that the Conversion Rate has been adjusted and setting forth the adjusted Conversion Rate shall forthwith be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company, to each Holder in the manner provided in Section 13.2. Any notice so given shall be conclusively presumed to have been duly given, whether or not the Holder receives such notice.

      Section  12.6.  Notice  in  Certain  Events.
               In  case  of:
          (a) a consolidation or merger to which the Company is a party and for which approval of any stockholders of the Company is required, or of the sale or conveyance to another Person or entity or group of Persons or entities acting in concert as a partnership, limited partnership, syndicate or other group (within the meaning of Rule 13d-3 under the Exchange Act) of all or substantially all of the property and assets of the Company; or
(b)  the  voluntary  or  involuntary  dissolution,  liquidation  or winding  up  of  the  Company;  or
(c) any action triggering an adjustment of the Conversion Rate referred to in clauses (x) or (y) below;
then, in each case, the Company shall cause to be filed with the Trustee and the Conversion Agent, and shall cause to be given, to the  Holders  of  the  Securities  in  the  manner  provided  in
Section 13.2, at least 15 days prior to the applicable date hereinafter specified, a notice stating:
          (x) the date on which a record is to be taken for the purpose of any distribution or grant of rights or warrants triggering an adjustment to the Conversion Rate pursuant to this Article XII, or, if a record is not to be taken, the date as of which the holders of record of Common Stock entitled to such distribution, rights or warrants are to be determined; or
          (y)    the   date   on   which  any   reclassification, consolidation,
merger,   sale,  conveyance,   dissolution,  liquidation  or  winding  up
triggering an adjustment to the Conversion Rate pursuant to this Article XII is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon
such  reclassification,  consolidation,   merger   sale,   conveyance,
dissolution,  liquidation  or  winding  up.
          Failure to give such notice or any defect therein shall not affect the legality or validity of the proceedings described in clause (a), (b) or (c) of this Section 12.6.

     Section  12.7.  Company  To  Reserve  Stock:  Registration;  Listing.
     (a) The Company shall, prior to issuance of any Securities hereunder, and from time to time as may be necessary, reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the Securities, such number of its duly authorized Common Stock as shall from time to time be sufficient to effect the conversion of all Securities then outstanding into such Common Stock at any time (assuming that, at the time of the computation of such number of Common Stock, all such Securities would be held by a single Holder). The Company covenants that all Common Stock which may be issued upon conversion of Securities will upon issue be fully paid and nonassessable and free from all liens and charges and, except as provided in Section 12.8, taxes with respect to the issue thereof.
(b) If any Common Stock which would be issuable upon conversion of Securities hereunder require registration with or approval of any governmental authority before such shares or securities may be issued upon such conversion, the Company will use its reasonable best efforts to cause such shares or securities to be duly registered or approved, as the case may be. The Company further covenants that so long as the Common Stock shall be quoted on the Nasdaq National Market, the Company will use its reasonable best efforts, if permitted by the rules of the Nasdaq National Market, to keep so quoted all Common Stock issuable upon conversion of the Securities, and the Company will use its reasonable best efforts to list or obtain approval for the quotation of the Common Stock to be delivered upon conversion of the Securities prior to such delivery upon any other national securities exchange or quotation system upon which the outstanding Common Stock is listed or quoted at the time of such delivery.

     Section  12.8.  Taxes  on  Conversion.
     The issue of stock certificates on conversion of Securities shall be made without charge to the converting Holder for any documentary, stamp or similar issue or transfer taxes in respect of the issue thereof, and the Company shall pay any and all documentary, stamp or similar issue or transfer taxes that may be payable in respect of the issue or delivery of Common Stock on conversion of Securities pursuant hereto. The Company shall not, however, be required to pay any such tax which may be payable in respect of any  transfer  involved  in  the  issue  or delivery  of  Common  Stock  or  the portion, if any, of the Securities which are not so converted in a name other than that in which the Securities so converted were registered, and no such issue or delivery shall be made unless and until the Person requesting such issue has paid to the Company the amount of such tax or has established to the satisfaction of the Company that such tax has been paid.
     Section  12.9.  Conversion  After  Regular  Record  Date.
     Except as provided in the succeeding paragraph, the Holder of such Securities shall not be entitled to receive any accrued and unpaid interest or Additional Amounts, if any.
     If any Securities are surrendered for conversion subsequent to the close of business on any Regular Record Date but prior to the opening of business on the corresponding Interest Payment Date, the Holder of such Securities at the close of business on such Regular Record Date shall
receive  the  interest  and  Additional  Amounts,  if  any,  payable  on   such
Securities on such Interest Payment Date notwithstanding the conversion thereof. Securities surrendered for conversion during the period from the close of business on any Regular Record Date to the opening of business on the corresponding Interest Payment Date shall (except in the case of Securities which have been called for redemption on a Redemption Date within such period) be accompanied by payment by Holders, for the account of the Company, in New York Clearing House funds or other funds acceptable to the
Company  of  an  amount  equal  to the interest  and Additional Amounts, if any, payable on such interest payment date on the Securities being surrendered for conversion.
     Except as provided in Section 12.2(a) and this Section 12.9, no payment or adjustment shall be made in respect of dividends or distributions on the Common Stock issued upon conversion or accrued and unpaid interest or Additional Amounts, if any, on a converted Security.
     Section 12.10. Company Determination Final.
     Any determination that the Company or the Board of Directors must make pursuant to this Article XII shall be conclusive if made in good faith and in accordance with the provisions of this Article, absent manifest error, and set forth in a Board Resolution.
     Section 12.11. Responsibility of Trustee for Conversion Provisions. The Trustee has no duty to determine when an adjustment under this Article
XII should be made, how it should be made or what it should be. The Trustee makes no representation as to the validity or value of any securities or assets issued upon conversion of Securities. The Trustee shall not be responsible for any failure of the Company to comply with this Article XII.
Each Conversion Agent other than the Company shall have the same protection under this Section 12.11 as the Trustee.
     The rights, privileges, protections, immunities and benefits given to the Trustee under this Indenture including, without limitation, its rights to be indemnified, are extended to, and shall be enforceable by, the Trustee in each of its capacities hereunder, and each Paying Agent or Conversion Agent acting hereunder.

     Section 12.12. Unconditional Right of Holders to Convert. Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to convert its Security in accordance with this Article XII and to bring an action against the Company for the enforcement of any such right to convert, and such rights shall not be impaired or affected without the consent of such Holder.


                                  ARTICLE XIII

                                  MISCELLANEOUS
     Section 13.1. Trust Indenture Act Controls. If any provision of this Indenture limits, qualifies, or conflicts with the duties imposed by TIA 318(c), such section of the TIA shall control.
If any provision of this Indenture expressly modifies or excludes any provision of the TIA that may be so modified or excluded, the Indenture provision so modifying or excluding such provision of the TIA shall be deemed to apply.

     Section 13.2. Notices. Any request, demand, authorization, notice, waiver, consent or communication shall be in writing and delivered in person or mailed by first-class mail, postage prepaid, addressed as follows or transmitted by facsimile transmission (confirmed by guaranteed overnight courier) to the following facsimile numbers:

if to the Company:
PEGASUS  SOLUTIONS,  INC.  Campbell  Centre  I
8350  North  Central  Expressway,  Suite  1900
Dallas,  Texas  75206
Attention:  General Counsel
Facsimile  No.:  (214)  234-4040
if  to  the  Trustee:

JPMORGAN  CHASE  BANK
600  Travis,  Suite  1150
Houston,  Texas  77002
Attention:  Institutional  Trust  Services
Facsimile  No.:  (713)  577-5200

          The Company or the Trustee by notice given to the other in the manner provided above may designate additional or different addresses for subsequent notices or communications.
          Any notice or communication given to a Holder shall be mailed to the Holder, by first-class mail, postage prepaid, at the Holder's address as it appears on the registration books of the Registrar and shall be sufficiently given if so mailed within the time prescribed.
          Failure to mail a notice or communication to a Holder or any defect in it shall not affect its sufficiency with respect to other Holders. If a notice or communication is mailed in the manner provided above, it is duly given, whether or not received by the addressee.
          If the Company mails a notice or communication to the Holders, it shall mail a copy to the Trustee and each Registrar, Paying Agent, Conversion Agent or co-registrar.

     Section  13.3.  Communication  by  Holders  with  Other  Holders.
          Holders may communicate pursuant to TIA Section 312(b) with other Holders with respect to their rights under this Indenture or the Securities. The Company, the Trustee, the Registrar, the Paying Agent, the Conversion Agent and anyone else shall have the protection of TIA Section 312(c).
          Section 13.4. Certificate and Opinion as to Conditions Precedent. Upon any request or application by the Company to the Trustee to take  any  action  under  this  Indenture,  the  Company  shall  furnish  to the
Trustee:
     (a) an Officers' Certificate stating that, in the opinion of the signers, all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with;  and
(b) an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent have been complied with.
     Section  13.5.  Statements  Required  in  Certificate  or  Opinion.
          Each Officers' Certificate or Opinion of Counsel with respect to compliance with a covenant or condition provided for in this Indenture shall include:
          (a) a statement that each person making such Officers' Certificate or Opinion of Counsel has read such covenant or condition;
(b) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such Officers' Certificate or Opinion of Counsel are based;
(c) a statement that, in the opinion of each such person, he has made such examination or investigation as is necessary to enable such person to express an informed opinion as to whether or not such covenant or condition has been complied with; and
(d) a statement that, in the opinion of such person, such covenant or condition has been complied with.
     Section  13.6.  Separability  Clause.
          In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.
     Section  13.7.  Rules  by  Trustee, Paying Agent, Conversion Agent and
Registrar.
             The Trustee may make reasonable rules for action by or a meeting of Holders. The Registrar, the Conversion Agent and the Paying Agent may make reasonable rules for their functions.
     Section  13.8.  Legal  Holidays.
             If any specified date (including a date for giving notice) is a Legal Holiday, the action shall be taken on the next succeeding day that is not a Legal Holiday, and, if the action to be taken on such date is a payment in respect of the Securities, no interest, if any, shall accrue for the intervening period.

     Section  13.9.  Governing  Law; Submission to Jurisdiction; Service of
Process.
             This  Indenture shall be governed by, and construed  in
accordance  with,  the  laws  of  the  State  of  New  York.
             The  Company submits to the jurisdiction of the  courts
of  the  State  of  New  York  and  the  courts  of  the  United  States  of
America, in each case located in the Borough of Manhattan, New York, New York over any suit, action or proceeding arising under or in connection with  this  Indenture  or  the  transactions
contemplated hereby or the Securities. The Company waives any objection that it may have to the venue of any suit, action or proceeding arising under or in connection with this Indenture or the transactions contemplated hereby or the Securities in the courts of the State of New York or the courts of the United States of America, in each case located in the Borough of Manhattan, New York, New York, or that such suit, action or proceeding brought in the courts of the State of New York or the courts of the United States of America, in each case located in the Borough of Manhattan, New York, New York, was brought in an inconvenient court and agrees not to plead or claim the same.
          The Company agrees that service of all writs, process and summonses in any suit, action or proceeding arising under or in connection with
this  Indenture  or   the   transactions
contemplated  thereby  or  the  Securities  against  the  Company  in  any court of the State of New York or any United States Federal court, in each case, sitting in the Borough of Manhattan, New York, New York, may be made upon CT Corporation System at 111 Eighth Avenue, New York, New York 10011, whom the Company irrevocably appoints as its authorized agent for service of process. The Company represents and warrants that CT Corporation System has agreed to act as the Company's agent for service of process. The Company agrees that such appointment shall be irrevocable until the irrevocable appointment by the Company of a successor in New York, New York as its authorized agent for such purpose and the acceptance of such appointment by such successor. The Company further agrees to take any and all action, including the filing of any and all documents and instruments that may be necessary to continue such appointment in full force and effect as aforesaid. If CT Corporation System shall cease to act as the agent for service of process for the Company, the Company shall appoint without delay, another such agent and provide prompt written notice to the Trustee of such appointment.
     Section 13.10. No Recourse Against Others.
     No recourse under or upon any obligation, covenant or agreement contained in this Indenture, or in any Security, or because of any indebtedness evidenced thereby, shall be had against any incorporator, as such, or against any past, present or future stockholder, officer or director, as such, of the Company or of any successor, either directly or through the Company or any successor, under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of the Securities by the Holders and as part of the consideration for the issue of the Securities.
     Section  13.11.  Successors.
     All agreements of the Company in this Indenture and the Securities shall bind its successor. All agreements of the Trustee in this Indenture shall bind its successor.

     Section  13.12.  Multiple  Originals.
     The  parties  may  sign any number of  copies  of  this Indenture.     Each
signed  copy  shall  be  an  original,  but  all  of
them together represent the same agreement. One signed copy is enough to prove this Indenture.
     IN   WITNESS  WHEREOF,  the  undersigned,  being   duly  authorized,  have
executed this Indenture on behalf of the respective parties hereto as of the date first above written.

                                  PEGASUS  SOLUTIONS,  INC.
                                  By:
                                      Name:
                                      Title:
                                  JPMORGAN  CHASE  BANK,
                                  As Trustee
                                  By:
                                      Name:
                                      Title:

                              EXHIBIT  A

                    [FORM  OF  FACE  OF  SECURITY]
[UNLESS     THIS   CERTIFICATE  IS  PRESENTED  BY   AN     AUTHORIZED
REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS
REQUESTED  BY   AN     AUTHORIZED
REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN. THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITARY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND, UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF
THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A
SUCCESSOR  DEPOSITARY  OR  A  NOMINEE  OF  SUCH  SUCCESSOR  DEPOSITARY.]1
[THE   SECURITY  EVIDENCED  BY  THIS  CERTIFICATE  HAS  NOT  BEEN  REGISTERED
UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT OF 1933"), OR ANY STATE SECURITIES LAWS, AND MAY NOT BE OFFERED OR SOLD EXCEPT AS SET FORTH IN THE FOLLOWING SENTENCE. BY ACQUISITION HEREOF, THE HOLDER:
     (1) REPRESENTS THAT IT IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT OF 1933;
     (2) AGREES THAT IT WILL NOT RESELL OR OTHERWISE TRANSFER THE SECURITY EVIDENCED HEREBY OR THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF SUCH SECURITY EXCEPT (A) TO THE COMPANY OR ANY SUBSIDIARY THEREOF, (B) TO A QUALIFIED INSTITUTIONAL BUYER IN COMPLIANCE WITH RULE 144A UNDER THE SECURITIES ACT OF 1933, (C) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT OF 1933 (IF AVAILABLE), OR (D) PURSUANT TO A REGISTRATION STATEMENT WHICH HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT OF 1933 AND WHICH CONTINUES TO BE EFFECTIVE AT THE TIME OF SUCH TRANSFER; AND
     (3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THE SECURITY EVIDENCED HEREBY IS TRANSFERRED (OTHER THAN A TRANSFER PURSUANT TO CLAUSE
2(D)   ABOVE),     A   NOTICE
                  SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND.]2
          [THE HOLDER OF THIS SECURITY IS ENTITLED TO THE BENEFITS OF A REGISTRATION RIGHTS AGREEMENT (AS SUCH TERM IS DEFINED IN THE INDENTURE REFERRED

 This  legend  should  be  included  only  if the Security is a Global Security.
 This legend should be included only if the Security is a Transfer Restricted Security.
                                       A1

TO  ON THE REVERSE  HEREOF) AND, BY  ITS  ACCEPTANCE HEREOF, AGREES TO
BE BOUND BY AND TO COMPLY WITH THE PROVISIONS OF SUCH REGISTRATION RIGHTS AGREEMENT.]2

                                       A2

                          PEGASUS  SOLUTIONS,  INC.

               3.875%  Convertible  Senior  Notes  due  2023
No.  ___                                                 CUSIP:  _______________

PEGASUS SOLUTIONS, INC., a Delaware corporation (the "Company", which term shall include any successor corporation under the Indenture referred to on the reverse hereof) promises to pay to _____________________, or registered assigns, the principal amount of _______________ Dollars ($_________) [, or such greater or lesser amount as is indicated in the records of the Trustee and the Depositary,]3 on July 15, 2023, and to pay interest thereon from July 21, 2003 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, on July 15 and January 15 in each year (each, an "Interest Payment Date"), commencing on January 15, 2004, at the rate of 3.875% per annum, until the principal hereof is paid or made available for payment at July 15, 2023 or upon acceleration, or until such date on which the Securities are converted, redeemed or purchased as provided herein, and at the rate of 3.875% per annum on any overdue principal and on any overdue installment of interest and Additional Amounts, if any. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture (as hereinafter defined), be paid to the Person in whose name this Security (or one or more predecessor Securities) is registered at the close of business on the regular record date for such interest, which will be the July 1 or January 1, (whether or not a Business Day), as the case may be, next preceding the corresponding Interest Payment Date (a "Regular Record Date"). Any such interest and Additional Amounts, if any, not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may be paid (a) to the Person in whose name this Security (or one or more predecessor Securities) is registered at the close of business on a special record date for the payment of such defaulted interest to be fixed by the Trustee (a "Special Record Date"), notice whereof will be given to Holders not less than 10 calendar days prior to such Special Record Date, or (b) at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Indenture.
     Reference is hereby made to the further provisions of this Security set forth on the reverse side of this Security, which further provisions shall for all purposes have the same effect as if set forth at this place.

 This  phrase  should  be  included  only  if the Security is a Global Security.

                                       A3

                 IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed.

Dated:                       PEGASUS  SOLUTIONS,  INC.
                             By:
                                  Name:
                                  Title:
                                       A4

                  TRUSTEE'S  CERTIFICATE  OF  AUTHENTICATION
     This  is  one  of  the  Securities  referred  to  in  the  within-mentioned
     Indenture.
Dated:                       JPMORGAN  CHASE  BANK,
                             as  Trustee
                             By:
                                  Name:
                                           Authorized  Signatory
                                       A5

                    [FORM  OF  REVERSE  OF  SECURITY]

                    3.875% Convertible Senior Notes due 2023
               This  Security  is  one  of  a duly authorized  issue          of
3.875%  Convertible  Senior  Notes  due  2023  (the  "Securities")          of
PEGASUS SOLUTIONS, INC., a Delaware corporation (including any successor corporation under the Indenture hereinafter referred to, the "Company"), issued under an Indenture, dated as of July 21, 2003 (the "Indenture"), between the Company and JPMORGAN CHASE BANK, as Trustee (the "Trustee"). The terms of the Security include those stated in the Indenture, those made part of the Indenture by reference to the Trust Indenture Act of 1939, as
amended  ("TIA"),  and  those  set  forth  in  this  Security.     This
Security is subject to all such terms, and Holders are referred to the Indenture and the TIA for a statement of all such terms. To the extent permitted by applicable law, in the event of any inconsistency between the terms of this Security and the terms of the Indenture, the terms of the Indenture shall control. Capitalized terms used but not defined herein have the meanings assigned to them in the Indenture referred to below unless otherwise indicated.
1.   Interest.
               Interest  on  the  Securities shall be computed  on  the basis of a  360-day  year  of  twelve  30-day  months.
               If  this  Security  is redeemed pursuant to Section 5          of
this  Security  or  the  Holder  elects  to  require  the  Company          to
purchase this Security pursuant to Section 6 of this Security, on a date that is after the Regular Record Date and on or before the corresponding Interest Payment Date, interest and Additional Amounts, if any, accrued and unpaid hereon to, but excluding, the applicable Redemption Date or Fundamental Change Purchase Date will be paid to the same Holder to whom the Company pays the principal of this Security.
               Interest  and Additional Amounts, if any, on Securities converted after  the  close  of  business  on  a Regular  Record  Date but  prior  to  the opening  of  business  on  the  corresponding  Interest  Payment  Date  will  be paid to the Holder of the Securities on the Regular Record Date but, upon conversion, the Holder must pay the Company the interest and Additional
Amounts,  if  any,  which  has  accrued  and  will  be  paid  on  such  Interest
Payment  Date.   No  such  payment  need  be  made  with  respect          to
Securities which will be converted after a Regular Record Date and prior to the corresponding Interest Payment Date after being called for redemption.
               Any  reference  herein to interest accrued or payable          as
of  any  date  shall  include  any  Additional  Amounts  accrued          or
payable  on  such  date  as  provided  in  the  Registration  Rights  Agreement.
2.   Method  of  Payment.
               Payment  of the principal of and interest and Additional Amounts,
if  any,  on  the  Securities  shall  be  in  such  coin          or
currency  of  the  United  States  of  America  as  at  the  time          of
payment  is  legal  tender  for  payment  of  public  and  private  debts or  in
Applicable  Stock,  as  the  case  may  be.   The  Holder  must  surrender  the
Securities  to  the Paying Agent to collect  payment of  principal.   Payment of
interest  and  Additional  Amounts,          if
any,  on  Certificated  Securities  will  be  made  by  check mailed          to
the  address  of  the  Person  entitled  thereto  as  such  address  appears  in
the  Register  and  payment  of interest and  Additional Amounts,   if  any,  on
Certificated  Securities  in   aggregate  principal  amount  in  excess  of
$5,000,000 will be made by wire transfer in immediately available funds at the election of such Holder. Notwithstanding the foregoing, so long as the Securities are registered in the name of a Depositary or its nominee, all payments with respect to the Securities shall be made by wire transfer of immediately available funds to the account of the Depositary or its nominee.
3.     Paying  Agent,  Registrar  and  Conversion  Agent.
          Initially, JPMorgan Chase Bank will act as Paying Agent and Registrar and the Company will act as Conversion Agent. The Company may appoint and change any Paying Agent, Registrar and Conversion Agent without notice, other than notice to the Trustee; provided that the Company will maintain at least one Paying Agent in Borough of Manhattan, New York, New York, which
shall  initially  be  an  office  or  agency  of  the  Trustee.          The
Company or any of its Subsidiaries or any of their Affiliates may act as Paying Agent, Registrar or Conversion Agent.
                                       A6

4.     Indenture.
          The Securities are general unsecured obligations of the Company limited to up to $90,000,000 aggregate principal amount. The Indenture does not limit other indebtedness of the Company, secured or unsecured.
5.     Redemption  at  the  Option  of  the  Company.
          The  Securities are redeemable for cash at the option of the  Company,
in  whole  or  in  part,  at  any  time  or  from  time          to
time on, or after July 15, 2008 upon not less than 30 days', nor more than 60 days', notice by mail for a redemption price equal to the principal amount of those Securities plus accrued and unpaid interest and Additional Amounts, if any, on those Securities, to, but excluding, the Redemption Date.
          Notice  of redemption pursuant to this Section of  this Security  will
be  mailed  at  least  30  days  but  not  more  than          60
days  before  the  Redemption  Date  to  each  Holder  of Securities          to
be     redeemed  at  the  Holder's  registered  address.     If  cash
sufficient  to  pay  the  Redemption  Price  of  all  Securities  (or  portions
thereof)  to  be  redeemed  on  the  Redemption  Date          is
deposited with the Paying Agent prior to 10:00 a.m., New York City time, on the Redemption Date, then, on such Redemption Date interest ceases to accrue on such Securities or portions thereof. Securities in denominations larger than
$1,000  of  principal  amount  may  be  redeemed  in  part  but only in integral
multiples          of
$1,000  of  principal  amount.
6.     Purchase  by  the  Company  at  the  Option  of  the  Holder  or  Upon
     a  Fundamental  Change.
          Subject  to  the  terms  and  conditions of the Indenture, the Company
shall  become  obligated  to  purchase,  at  the  option          of
the  Holder,  all  or  any  portion  of the Securities held  by  such Holder  on
July  16,  2008,  July  16,  2013  and  July  16,  2018          in
integral  multiples  of  $1,000  at the Purchase Price in cash.               To
exercise such right, a Holder shall deliver to the Paying Agent a Purchase Notice containing the information set forth in the Indenture, at any time from the opening of business on the date that is 20 Business Days prior to the relevant Purchase Date until the close of business on the fifth Business
Day  prior          to
such Purchase Date, and shall deliver the Securities to the Paying Agent as set forth in the Indenture.
     Subject to the terms and conditions of the Indenture, the Company shall become obligated to purchase, at the option of the Holder, all or any portion of the Securities held by such Holder upon a Fundamental Change in integral multiples of $1,000 at the Fundamental Change Purchase Price in cash. To exercise such right, a Holder shall deliver to the Paying Agent a Fundamental Change Purchase Notice containing the information set forth in the Indenture at any time on or before the 30th Business Day after the date of the Company's notice of the Fundamental Change (subject to extension to comply with applicable law), and shall deliver the Securities to the Paying Agent as set forth in the Indenture.
     Holders have the right to withdraw any Purchase Notice or Fundamental Change Purchase Notice by delivering to the Paying Agent a written notice of withdrawal in accordance with the provisions of the Indenture.
     If cash sufficient to pay the Purchase Price or Fundamental Change Purchase Price, as the case may be, of all Securities or portions thereof to be purchased on the Purchase Date or the Fundamental Change Purchase Date, as the case may be, is deposited with the Paying Agent, at 10:00 a.m., New York City time, on the Purchase Date or the Fundamental Change Purchase Date, as the case may be, such Securities will cease to be outstanding and interest and Additional Amounts, if any, on such Securities will cease to accrue and the Holder thereof shall have no other rights as such other than the right to
receive  the  Purchase   Price  or  Fundamental  Change  Purchase  Price   upon
surrender  of  such  Security.
                                       A7

7.   Conversion.
Subject to and in compliance with the provisions of the Indenture (including, without limitation, the conditions to conversion of this Security set forth in
Section 12.1 thereof), a Holder is entitled, at such Holder's option, to convert the Holder's Security (or any portion of the principal amount thereof that is $1,000 or an integral multiple $1,000), into fully paid and nonassessable shares of Common Stock at the Conversion Rate in effect on the date of conversion.
     The Company will notify Holders of any event triggering the right to convert the Securities as specified above in accordance with the Indenture.
     A Security in respect of which a Holder has delivered a Purchase Notice or Fundamental Change Purchase Notice, as the case may be, exercising the right of such Holder to require the Company to purchase such Security may be
converted  only  if  such  Purchase   Notice  or  Fundamental  Change  Purchase
Notice          is
withdrawn  in  accordance  with  the  terms  of  the  Indenture.
     The initial Conversion Rate is 49.6808 shares of Common Stock per $1,000 principal amount of this Security, subject to adjustment in certain events described in the Indenture. This reflects an initial Conversion Price of $20.13.
     To surrender a Security for conversion, a Holder must, in the case of Global Securities, comply with the Applicable Procedures of the Depositary in effect at that time, and in the case of Certificated Securities, (1)
surrender  the  Security  to  the   Conversion  Agent,  (2)  complete  and
manually  sign  the
conversion  notice  below  (or  complete  and  manually  sign   a  facsimile  of
such notice) and deliver such notice to the Conversion Agent, (3) if required by the Conversion Agent, furnish appropriate endorsements and transfer  documents  and  (4)  pay  all  funds  required,  if  any, relating  to interest or Additional Amounts, if any, and any transfer or similar tax or duty, if required.
          No fractional share of Common Stock shall be issued upon conversion of any Security. Instead, the Company shall pay a cash adjustment as provided in the Indenture.
          No  payment  or  adjustment  will  be  made  for  accrued  and  unpaid interest and Additional Amounts, if any, or dividends on the Common Stock, except as provided in the Indenture.
          If the Company (i) is a party to a consolidation, merger or binding share exchange (ii) reclassifies the Common Stock or (iii) conveys, transfers or leases its properties and assets substantially as an entirety to any Person, the right to convert a Security into shares of Common Stock may be changed into a right to convert it into securities, cash or other assets of the Company or such other Person, in each case in accordance with the Indenture.
8.     Denominations;  Transfer;  Exchange.
          The  Securities  are  in fully registered  form,  without coupons,  in denominations of $1,000 of principal amount and integral multiples of $1,000. A Holder may transfer or exchange Securities in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture. The Registrar need not transfer or exchange any Securities selected for redemption (except, in the case of a Security to be redeemed in part, the portion of the Security not to be redeemed) or any Securities in respect of which a Purchase Notice or Fundamental Change Purchase Notice has been given and not withdrawn (except, in the case of a Security to be purchased in part, the portion of the Security not to be purchased) or any Securities for a period of 15 days before the mailing of a notice of redemption of Securities to be redeemed.
9.     Persons  Deemed  Owners.
          The registered Holder of this Security may be treated as the owner of this Security for all purposes.
                                       A8

10.  Unclaimed  Money  or  Securities.
          The Trustee and the Paying Agent shall return to the Company upon written request any cash or securities held by them for the payment of any amount with respect to the Securities that remains unclaimed for two years, subject to applicable unclaimed property law. After return to the Company, Holders entitled to the money or securities must look to the Company for payment as general creditors unless an applicable abandoned property law designates another person.
11.  Amendment;  Waiver.
          Subject  to  certain  exceptions  set  forth   in     the
Indenture, (i) the Indenture or the Securities may be amended with the written consent or affirmative vote of the Holders of at least a majority in aggregate principal amount of the outstanding Securities and (ii) certain Defaults may be waived with the written consent or affirmative vote of the Holders of a majority in aggregate principal amount of the outstanding Securities.
                    Without the consent of any Holder, the Company and the Trustee may amend the Indenture or the Securities to (i) add to the covenants of the Company for the benefit of the Holders of Securities, (ii) surrender any right or power conferred upon the Company in the Indenture, (iii) provide for conversion rights of Holders of Securities if any reclassification or change of the Company's Common Stock or any consolidation, merger or sale of all or substantially all of the Company's assets occurs, (iv) provide for the assumption of the Company's obligations to the Holders of Securities in the case of a merger, consolidation, conveyance, transfer, sale, lease or other disposition pursuant to Article VII of the Indenture, (v) increase the Conversion Rate; provided, however, that such increase in the Conversion Rate shall not adversely affect the interest of the Holders of Securities (after taking into account tax and other consequences of such increase), (vi) comply with the requirements of the SEC in order to effect or maintain the qualification of the Indenture under the TIA, (vii) make any changes or modifications necessary in connection with the registration of the Securities under the Securities Act as contemplated in the Registration Rights Agreement; provided, however, that such action pursuant to this clause does not, in the good faith opinion of the Board of Directors of the Company (as evidenced by a Board Resolution) and the Trustee, adversely affect the interests of the Holders of Securities in any material respect, (viii) cure any ambiguity, correct or supplement any provision in the Indenture which may be inconsistent with any other provision therein or which is otherwise defective, or to make any other provisions with respect to matters or questions arising under the Indenture which the Company may deem necessary or desirable and which shall not be inconsistent with the provisions of the Indenture; provided, however, that such action pursuant to this clause does not, in the good faith opinion of the Board of Directors of the Company (as evidenced by a Board Resolution) and the Trustee, adversely affect the interests of the Holders of Securities in any material respect, (ix) to evidence the succession of another Person to the Company or any other obligor upon the Securities, and the assumption by any such successor of the covenants of the Company or such obligor herein and in the Securities, in each case in compliance with the provisions of the Indenture, (x) to evidence and provide the acceptance of the appointment of a successor trustee thereunder and (xi) add or modify any other provisions in the Indenture with respect to matters or questions arising thereunder which the Company and the Trustee may deem necessary or desirable and which will not adversely affect the interests of the Holders of Securities.
12.  Defaults  and  Remedies.
                    If any Event of Default other than as a result of certain events of bankruptcy, insolvency or reorganization of the Company or its Subsidiaries occurs and is continuing, the principal of all the Securities may be declared due and payable in the manner and with the effect provided in the Indenture. If an Event of Default occurs as a result of certain events of bankruptcy, insolvency or reorganization of the Company or its Subsidiaries, the principal of all the Securities shall become due and payable immediately without any declaration or other act on the part of the Trustee or any Holder, all as and to the extent provided in the Indenture.
13.  Trustee  Dealings  with  the  Company.
               Subject to certain limitations imposed by the TIA, the Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Securities and may otherwise deal with and collect obligations owed to it by the Company or its Affiliates and may otherwise deal with the Company or its Affiliates with the same rights it would have if it were not Trustee.
                                       A9

14.  Calculations  in  Respect  of  Securities.
               The  Company  or  its  agents  will  be  responsible  for  making
all   calculations  called  for  under  the   Securities
including, but not limited to, determination of the Market Price and Sale Price of the Applicable Stock, the number of shares of Applicable Stock and/or the amount of cash issuable or payable upon conversion and the amounts of interest and Additional Amounts, if any, on the Securities. Any calculations made in good faith and without manifest error will be final and binding on Holders of the Securities. The Company or its agents will be required to deliver to the Trustee a schedule of its calculations and the Trustee will be entitled to conclusively rely upon the accuracy of such calculations without independent verification.
15.  No  Recourse  Against  Others.
               No recourse under or upon any obligation, covenant or agreement contained in the Indenture, or in this Security, or because of any indebtedness evidenced thereby, shall be had against any incorporator, as such, or against any past, present or future stockholder, officer or director, as such, of the Company or of any successor, either directly or through the Company or any successor, under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of the Securities by the Holders and as part of the consideration for the issue of the Securities.
16.  Authentication.
               This Security shall not be valid until an authorized signatory of the Trustee signs, manually or by facsimile, the Trustee's Certificate of Authentication on the other side of this Security.
17.  Abbreviations.
               Customary abbreviations may be used in the name of a Holder or an assignee, such as TEN COM (=tenants in common), TEN ENT (=tenants by the entireties), JT TEN (=joint tenants with right of survivorship and not as tenants in common), CUST (=custodian), and U/G/M/A (=Uniform Gift to Minors
Act).
18.  INDENTURE  TO  CONTROL;  GOVERNING  LAW.
               IN THE CASE OF ANY CONFLICT BETWEEN THE PROVISIONS OF THIS SECURITY AND THE INDENTURE, THE PROVISIONS OF THE INDENTURE SHALL CONTROL. THE INDENTURE AND THIS SECURITY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.
               The Company will furnish to any Holder upon written request and without charge a copy of the Indenture which has in it the text of this Security in larger type. Requests may be made to:

PEGASUS  SOLUTIONS,  INC.  Campbell  Centre  I
8350  North  Central  Expressway,  Suite  1900  Dallas,  Texas  75206
Attention:  General  Counsel  Facsimile  No.:  (214)  234-4040

19.  Registration  Rights.

          The Holders of the Securities are entitled to the benefits of a Registration Rights Agreement, dated as of July 21, 2003, between the Company and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Thomas Weisel
                                      A10

Partners LLC, including the receipt of Additional Amounts upon a registration default (as defined in such agreement).

                                      A11

                                 ASSIGNMENT FORM
To  assign  this  Security,  fill  in  the  form  below:
I  or  we  assign  and  transfer  this  Security  to
_____________________________________________________________
(Insert  assignee's  soc.  sec.  or  tax  ID  no.)
_____________________________________________________________
_____________________________________________________________
_____________________________________________________________
(Print or type assignee's name, address and zip code) and irrevocably appoint________________________________ agent to transfer this Security on the books of the Company. The agent may substitute another to act for him.
                         Your  Signature(s):

Date:  _______________________  _____________________________________  _______
                           (Sign  exactly  as  your  name(s)  appears  on  the
                            other  side  of  this  Security)
Signature  Guaranteed
________________________________
Participant  in  a  Recognized  Signature

Guarantee  Medallion  Program
By:___________________________
   Authorized  Signatory

                                      A12

                       OPTION OF HOLDER TO ELECT PURCHASE

If you wish to have this Security purchased by the Company pursuant to Article IV (Purchase at the Option of Holders on Specific Dates) or Article V (Purchase at the Option of Holders Upon a Fundamental Change) of the Indenture, check the
box:  Article  IV   Article  V  .

If this Security is to be purchased by the Company pursuant to Article IV of the
Indenture, check the box for the applicable Purchase Date: July 16, 2008    July
16,  2013    July  16,  2018  .

If you wish to have a portion of this Security purchased by the Company pursuant to Article IV or Article V of the Indenture, as applicable, state the amount (in Principal Amount at Issuance): $ ______________.

If  certificated,  the certificate numbers of the Securities to be delivered for
purchase  are:     .

Any purchase of Securities pursuant hereto shall be pursuant to the terms and conditions specified in the Indenture.

Your  Signature(s):
Date:  _______________________     ____________________________________________
                            (Sign  exactly  as  your  name(s)  appears  on  the
                             other  side  of  this  Security)
Signature  Guaranteed

________________________________
Participant  in  a  Recognized  Signature
Guarantee  Medallion  Program

By:_____________________________
   Authorized  Signatory

                                      A13

                                CONVERSION NOTICE

To  convert  this  Security  into  Common  Stock of the Company, check the box .

To  convert  only  part  of  this  Security,  state  the  principal amount to be converted  (which  must  be  $1,000  or  an  integral  multiple  of  $1,000):
..

Please  check  one:

     I certify that neither I nor any other Person shall become a 10% Stockholder upon satisfaction by the Company of the Conversion Obligation underlying this Conversion Notice in Common Stock.

     I do not certify that neither I nor any other Person shall become a 10% Stockholder upon satisfaction by the Company of the Conversion Obligation underlying this Conversion Notice in Common Stock.

"10% Stockholder" means a Person that owns, directly or indirectly, applying the provisions of Section 958(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or by attribution, applying the provisions of Section 958(b) of the Code, 10% or more of the outstanding shares of Common Stock.

If you want the stock certificate made out in another person's name fill in the form below:


(Insert  the  other  person's  soc.  sec.  or  tax  ID  no.)





(Print  or  type  the  other  person's  name,  address  and  zip  code)

Your  Signature(s):
Date:  _______________________     ____________________________________________
                            (Sign  exactly  as  your  name(s)  appears  on  the
                             other  side  of  this  Security)
Signature  Guaranteed

________________________________
Participant  in  a  Recognized  Signature
Guarantee  Medallion  Program
By:_____________________________
   Authorized  Signatory

                                      A14

                              TRANSFER CERTIFICATE

                  Re:  3.875% Convertible Senior Notes due 2023
          (the "Securities") of Pegasus Solutions, Inc. (the "Company")
     This certificate relates to $_______ principal amount of Securities owned in (check applicable box)

       book-entry       definitive  form  by  ______________ (the "Transferor").

     The Transferor has requested a Registrar or the Trustee to exchange or register the transfer of such Securities.

In connection with such request and in respect of each such Security, the Transferor does hereby certify that the Transferor is familiar with transfer restrictions relating to the Securities as provided in Sections 2.6 and 2.12 of the Indenture dated July 21, 2003 between the Company and JPMorgan Chase Bank, as Trustee (the "Indenture"), and the transfer of such Security is being made pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") (check applicable box) or the transfer or exchange, as the case may be, of such Security does not require registration under the Securities Act because (check applicable box):

     Such  Security is being transferred to the Company or a Subsidiary; or

     Such Security is being transferred to a Qualified Institutional Buyer in compliance with Rule 144A under the Securities Act; or

     Such Security is being transferred pursuant to and in compliance with an exemption from the registration requirements under the Securities Act in accordance with Rule 144 (or any successor thereto) ("Rule 144") under the Securities Act; or

     Such Security is being transferred pursuant to an effective registration statement under the Securities Act; or

     Such Security is being acquired for the Transferor's own account, without transfer.

     The Transferor acknowledges and agrees that, if the transferee will hold any such Securities in the form of beneficial interests in a Global Security which is a "restricted security" within the meaning of Rule 144 under the Securities Act, then such transfer can only be made pursuant to Rule 144A under the Securities Act and such transferee must be a "qualified institutional buyer" (as defined in Rule 144A).

Date:                                __________________________________________
                                           Signature(s)  of  Transferor
(If the registered owner is a corporation, partnership or fiduciary, the title of the person signing on behalf of such registered owner must be stated.)

Signature  Guaranteed



This certificate should only be included if this Security is a Transfer Restricted Security.
                                      A15

Participant  in  a  Recognized  Signature
Guarantee  Medallion  Program
By:_____________________________
     Authorized  Signatory

                                      A16

                                    EXHIBIT B
                     [FORM OF CERTIFICATE TO BE DELIVERED BY
                     TRANSFEREE IN CONNECTION WITH TRANSFERS
                     TO INSTITUTIONAL ACCREDITED INVESTORS]
                                                                          [DATE]
JPMorgan  Chase  Bank,  as  Trustee
4  New  York  Plaza,  15th  Floor
New  York,  New  York  10004
Attention:  Institutional  Trust  Services

American  Stock  Transfer  &  Trust  Company,  as  Transfer  Agent

     Re:     Pegasus  Solutions,  Inc.

Ladies  and  Gentlemen:

     In connection with the undersigned's proposed purchase of $____________ aggregate principal amount of 3.875% Convertible Senior Notes due 2023 (the "Notes") of Pegasus Solutions, Inc. (the "Company") or _____________ shares of Common Stock of the Company issued upon conversion of the Notes, par value $.01 per share (the "Common Stock," and together with the Notes, the "Securities"), the undersigned confirms, represents and warrants that:

(1) The undersigned is an institutional "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act of 1933, as amended (the "Securities Act") (an "Institutional Accredited Investor").
(2) (A) Any purchase of the Securities by the undersigned will be for the undersigned's own account or for the account of one or more other Institutional Accredited Investors or as fiduciary for the account of one or more trusts, each of which is an "accredited investor" within the meaning of Rule 501(a)(7) under the Securities Act and for each of which the undersigned exercises sole investment discretion or (B) the undersigned is a "bank", within the meaning of
Section 3(a)(2) of the Securities Act, or a "savings and loan association" or other institution described in Section 3(a)(5)(A) of the Securities Act that is acquiring the Securities as fiduciary for the account of one or more institutions for which the undersigned exercises sold investment discretion.
(3) The undersigned has such knowledge and experience in financial and business matters that the undersigned is capable of evaluating the merits and risks of its investment in the Securities, and the undersigned and any accounts for which it is acting is each able to bear the economic risk of its or their investment.
(4) The undersigned has been given an opportunity to ask questions and receive answers concerning the terms and conditions of the Securities and to obtain any additional information which the Company possesses or can acquire without reasonable effort or expense that is necessary to verify the accuracy of the information furnished.
(5) The undersigned is not acquiring the Securities with a view to distribution thereof or with any present intention of offering or selling any Securities, except as permitted below; provided that the disposition of the undersigned's property and the property of any accounts for which the undersigned is acting as fiduciary will remain at all times within the undersigned's control.
(6) The undersigned understands that the Securities have not been registered under the Securities Act or any applicable state securities laws.
(7) The undersigned agrees, on its own behalf and on behalf of each account for which the undersigned acquires any Securities, that if in the future the undersigned decides to resell or otherwise transfer such Securities within two years after the original issuance of the Notes, such Securities may be resold or otherwise transferred only:

                                       B1

(A)     to  the  Company  or  any  subsidiary  thereof;

(B) with respect to Notes only, to a person which is a "qualified institutional buyer" (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A under the Securities Act;

(C) pursuant to the exemption from registration provided by Rule 144 under the Securities Act (if available);

(D) pursuant to an exemption from registration under the Securities Act to an Institutional Accredited Investor that prior to such transfer, furnishes to you (and the Trustee or the Transfer Agent, as the case may be) a signed letter substantially in the form of this letter, a transfer certificate substantially in the form provided in the Indenture and an opinion of counsel; or

(E) pursuant to a registration statement which has been declared effective under the Securities Act and continues to be effective at the time of such transfer.

The undersigned further agrees to provide to any person purchasing any of the Securities from us a notice advising such purchaser that resales of the Securities are restricted as stated herein.
(8) The undersigned understands that, on any proposed resale of any Securities, the undersigned will be required to furnish to the Trustee or the Transfer Agent, as the case may be, and the Company such certifications, legal opinions and other information as you and the Company may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. The undersigned further understands that the Securities purchased by the undersigned will be certificated securities and will bear a legend to the foregoing effect.
     Each of the Company, the Trustee or the Transfer Agent, as the case may be, and the initial purchasers of the Securities are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby.

                                    Very  truly  yours,
                                    By:
                                         Name:
                                         Title:
                                         Address:

                                       B2

                                    EXHIBIT C
                         [FORM OF RESTRICTIVE LEGEND FOR
                      COMMON STOCK ISSUED UPON CONVERSION]
THE SECURITY EVIDENCED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT OF 1933"), OR ANY STATE SECURITIES LAWS, AND MAY NOT BE OFFERED OR SOLD EXCEPT AS SET FORTH IN THE FOLLOWING SENTENCE. BY ACQUISITION HEREOF, THE HOLDER:
(1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT OF 1933 OR (B) IT IS AN INSTITUTIONAL "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a)(1), (2), (3), OR (7) UNDER THE SECURITIES ACT (AN "INSTITUTIONAL ACCREDITED INVESTOR");
(2) AGREES THAT IT WILL NOT, WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THE SECURITY UPON THE CONVERSION OF WHICH THE SHARES OF COMMON STOCK EVIDENCED HEREBY WERE ISSUED, RESELL OR OTHERWISE TRANSFER THE SECURITY EVIDENCED HEREBY EXCEPT (A) TO THE COMPANY OR ANY SUBSIDIARY THEREOF, (B) PURSUANT TO THE
EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT OF 1933 (IF AVAILABLE), (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 (IF AVAILABLE) TO ANY INSTITUTIONAL ACCREDITED INVESTOR THAT PRIOR TO SUCH TRANSFER, FURNISHES TO AMERICAN STOCK TRANSFER & TRUST COMPANY, AS TRANSFER AGENT (OR ANY SUCCESSOR TRANSFER AGENT, AS APPLICABLE), CERTIFICATIONS AND OPINION OF COUNSEL REQUIRED BY THE COMPANY OR TRANSFER AGENT OR (D) PURSUANT TO A REGISTRATION STATEMENT WHICH HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT OF 1933 AND WHICH CONTINUES TO BE EFFECTIVE AT THE TIME OF SUCH TRANSFER; AND
(3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THE SECURITY EVIDENCED HEREBY IS TRANSFERRED (OTHER THAN A TRANSFER PURSUANT TO CLAUSE 2(B) OR 2(D) ABOVE), A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND.]

Exhibit  4.7











                          REGISTRATION RIGHTS AGREEMENT

                            DATED AS OF JULY 21, 2003

                                 BY AND BETWEEN

                             PEGASUS SOLUTIONS, INC.

                                    AS ISSUER

                                       AND

                            BEAR, STEARNS & CO. INC.

                           J.P. MORGAN SECURITIES INC.

                           THOMAS WEISEL PARTNERS LLC

                              AS INITIAL PURCHASERS

                    3.875% CONVERTIBLE SENIOR NOTES DUE 2023

                        REGISTRATION  RIGHTS  AGREEMENT

This  Registration Rights Agreement (the "Agreement") is dated  as of  July  21,
2003,          by  and  between  PEGASUS  SOLUTIONS,  INC.,  a
Delaware corporation (the "Company") and BEAR, STEARNS & CO. INC., J.P. MORGAN SECURITIES INC. and THOMAS WEISEL PARTNERS LLC (the "Initial Purchasers").
This Agreement is entered into in connection with the Purchase Agreement, dated as of July 15, 2003 (the "Purchase Agreement"), by and between the Company and the Initial Purchasers, which provides for the sale by the Company to the Initial Purchasers of $75,000,000 aggregate principal amount of the Company's 3.875% Convertible Senior Notes Due 2023 (the "Firm Notes") plus up to an additional $15,000,000 aggregate principal amount of the same that the Initial Purchasers may subsequently elect to purchase pursuant to the terms of the Purchase Agreement (the "Additional Notes" and, together with the Firm
Notes,  the  "Notes").     The
Notes are convertible into shares (the "Conversion Shares") of Common Stock of the Company, par value $0.01 per share (the "Common Stock").
The  Notes  are  being  issued  pursuant  to  an
indenture dated as of the date hereof (the "Indenture") between the Company and insert JPMorgan Chase Bank, as New York state banking organization, as Trustee. In connection with the sale of the Notes, the Company has prepared a preliminary offering memorandum dated July 14, 2003 and an offering memorandum dated July 15, 2003 (the "Offering Memorandum"), each setting forth among other things, information regarding the Company, the Notes and the Conversion Shares.
In  order  to  induce  the  Initial  Purchasers  to  enter  into  the  Purchase
Agreement,          the  Company  has  agreed  to  provide  the
registration rights set forth in this Agreement for the benefit of the Initial Purchasers and any subsequent holder or holders of the Notes or Conversion
Shares.  The  execution  and  delivery  of  this   Agreement  is          a
condition  to  the  Initial  Purchasers'
obligation  to  purchase  the  Firm  Notes  under  the   Purchase  Agreement.
The  parties  hereby  agree  as  follows:
1.   Definitions.
As  used  in  this  Agreement,  the  following  terms shall  have  the following meanings:
Additional  Amounts:          See  Section  3(a)  hereof.

Additional Notes:  See the second introductory paragraph hereto.
Agreement:  See the  first  introductory  paragraph  hereto.
Amount of Registrable Securities: (a) With respect to Notes constituting Registrable Securities, the aggregate principal amount of all such Notes
outstanding,  (b)  with  respect  to  Conversion   Shares  constituting
Registrable  Securities,   the  aggregate  number  of  such  Conversion  Shares
outstanding multiplied by the Conversion Price (as defined in the Indenture) in effect at the time of computing the Amount of Registrable Securities or, if no such Notes are then outstanding, the last Conversion Price that was in effect under the Indenture when any such Notes were last outstanding, and (c) with respect to combinations thereof, the sum of (a) and (b) for the relevant Registrable Securities.
Blue Sky Application: As defined in Section 6(i) hereof.
Blue  Sky  Laws:  State  securities  or  "blue  sky"  laws.
Business Day: Any day that is not a Saturday, Sunday or a day on which banking institutions in New York are authorized or required by law to be closed. Closing Date: July 21, 2003.
Common  Stock:  See  the second introductory paragraph hereto.
Company:  See the first  introductory  paragraph  hereto.
Control: With respect to a Person, the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such Person, whether through the ability to exercise voting power, by contract or otherwise.
Conversion Shares: See the second introductory paragraph hereto. Damages Payment Date: See Section 3(c) hereof.
Depositary:   The  Depository  Trust Company until a  successor  is appointed by the  Company.
Effectiveness Date:  The 180th day after the Closing Date.
Effectiveness Period: See  Section  2(a)  hereof.
Exchange Act: The Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.
Filing Date:  The 90th day after  the  Closing  Date.
Firm  Notes:  See  the  second  introductory  paragraph  hereto.
Holder:   Any holder,  beneficial  or  otherwise,  of  Registrable  Securities.
Indemnified  Holder:  See  Section  6  hereof.

Indemnified Person: See Section 6 hereof. Indemnifying Person: See Section 6 hereof.
Indenture:  See  the  second  introductory  paragraph  hereto.
Initial  Purchasers:  See the first introductory paragraph hereto. Initial Shelf
Registration:  See  Section  2(a)  hereof.
Initial Shelf Registration Statement:  See Section 2(a) hereof.
Inspectors:  See Section  4(n)  hereof.
Late  Notice  Holder.  See  Section  2(d)  hereof.
NASD:  See  Section  4(q)  hereof.
Notes:  See  the  second  introductory  paragraph  hereto.
Notice and Questionnaire: A written notice delivered to the Company containing substantially the information called for by the Selling Securityholder Notice and Questionnaire attached as Annex A to the Offering
Memorandum of the Company dated July 15, 2003 relating to the Notes. Notice Holder: Any Holder that has delivered a Notice and Questionnaire to the Company on or prior to the Questionnaire Deadline.
Person:    An   individual,  partnership,  corporation,   limited  liability
company, unincorporated association, trust or joint venture, or a governmental agency or political subdivision thereof.
Prospectus:    The     prospectus  included  in  any   Registration
Statement (including, without limitation, any prospectus subject to completion and a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.
Purchase     Agreement:   See  the  second  introductory  paragraph
hereto.
QIU:  See  Section  4(q)  hereof.
Questionnaire  Deadline:  See  Section  2(d)  hereof.
Records:  See  Section  4(n)  hereof.
Registrable Securities: All Notes and all Conversion Shares upon original issuance thereof and at all times subsequent thereto, and any securities into or for which Common Stock has been converted, and any security issued with respect thereto upon any stock dividend, split or similar event, until (A) the earliest to occur of (i) a Registration Statement covering such Notes and Conversion Shares having been declared effective by the SEC and such Notes and Conversion Shares having been disposed of in accordance with such effective Registration Statement, (ii) such Notes and Conversion Shares having been sold in compliance with Rule 144 and (iii) such Notes and any Conversion Shares ceasing to be outstanding and (B) as a result of the event or circumstance  described  in  any  of  the  foregoing  clauses  (i)  through
(iii),  the  legends  with respect to transfer restrictions required  under  the
Indenture  are  removed  or  removable          in
accordance with the terms of the Indenture or such legend, as the case may be. Registration Default: See Section 3(a) hereof.
Registration  Statement:   Any  registration  statement  of     the
Company  filed  with  the  SEC  pursuant  to the provisions  of  this Agreement,
including the Prospectus, amendments and  supplements to     such   registration
statement,  including   post-effective
amendments,  all  exhibits  and  all  material  incorporated          by
reference or deemed to be incorporated by reference in such registration statement.
Rule 144: Rule 144 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule 144A) or regulation hereafter adopted by the SEC providing for offers and sales of securities made in compliance therewith resulting in offers and sales by subsequent holders that are not affiliates of an issuer of such securities being free of the registration and prospectus delivery requirements of the Securities Act.
Rule 144A: Rule 144A promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule 144) or regulation hereafter adopted by the SEC.
Rule 415: Rule 415 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.
SEC:  The  Securities  and  Exchange  Commission.
Securities Act: The Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.
Shelf  Registration:  See  Section  2(b)  hereof.

Shelf  Registration  Statement:  See  Section  2(b)  hereof.  Subsequent  Shelf
Registration:  See  Section  2(b)  hereof.  Suspension Period:  See Section 3(b)
hereof.
TIA: The Trust Indenture Act of 1939, as amended, and the rules and regulations of the SEC promulgated thereunder.
Trustee:  The  Trustee  under  the  Indenture.
Underwritten   registration   or   underwritten   offering:           A
registration in which securities of the Company are sold to an underwriter for reoffering to the public.
2.     Shelf  Registration.
     (a) Shelf Registration. The Company shall file with the SEC a Registration Statement (the "Initial Shelf Registration
Statement") for an offering to be made on a continuous basis pursuant to Rule 415 covering all of the Registrable Securities held by Notice Holders (the "Initial Shelf Registration") on or prior to the Filing Date; provided, that subject to Section 2(d) hereof, the Initial Shelf Registration shall cover all of the Registrable Securities of Late Notice Holders. The Initial Shelf Registration shall be on Form S-3 or another appropriate form permitting registration of such Registrable Securities for resale by Holders in the manner or manners designated by them (including, without limitation, one or more underwritten offerings (subject to Section 8 hereof)). The Company shall not permit any securities other than Registrable Securities to be included in the Initial Shelf Registration or any Subsequent Shelf Registration (as defined below).
The Company shall use its reasonable best efforts to cause the Initial Shelf Registration to be declared effective under the Securities Act as soon as practicable after such Initial Shelf Registration is filed and, in any event, on or prior to the Effectiveness Date and to keep such Initial Shelf Registration continuously effective under the Securities Act until the earlier of when (i) all the Registrable Securities are registered under the Shelf Registration (as defined below) and have been disposed of in the manner set forth and as contemplated therein, (ii) certain transfer restrictions on the Registrable Securities are terminated as a result of the application of Rule 144(k), (iii) all the Registrable Securities have been resold pursuant to Rule 144 under the Securities Act and (iv) all the Registrable Securities cease to be outstanding (the "Effectiveness Period"). At the time the Initial Shelf Registration Statement is declared effective, each Holder that became a Notice Holder shall be named as a selling securityholder in the Initial Shelf Registration Statement and the related Prospectus in such a manner as to permit such Holder to deliver such Prospectus to purchasers of Registrable Securities in accordance with applicable law.
     (b) Subsequent Shelf Registrations. If the Initial Shelf Registration or any Subsequent Shelf Registration ceases to be effective for any reason at any time during the Effectiveness Period (other than because of the sale of all of the securities registered thereunder), the Company shall use its reasonable best efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof, and in any event shall within 45 days of such cessation of effectiveness amend the Initial Shelf Registration or any Subsequent Shelf Registration, as the case may be, in a manner to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional "shelf" Registration Statement pursuant to Rule 415 covering all of the Registrable Securities (a "Subsequent Shelf Registration"). If a Subsequent Shelf Registration is filed, the Company shall use its reasonable best efforts to cause the Subsequent Shelf Registration to be declared effective under the Securities Act as soon as practicable after such filing and to keep such Registration Statement continuously effective for a period equal to the number of days in the Effectiveness Period. As used herein the term "Shelf Registration" means the Initial Shelf Registration and any Subsequent Shelf Registration and the term "Shelf Registration Statement" means any Registration Statement filed in connection with a Shelf Registration.
(c) Supplements and Amendments. The Company shall promptly supplement and amend the Shelf Registration Statement if required by the rules, regulations or instructions applicable to the registration form used for such Shelf Registration, if required by the Securities Act, or if reasonably requested by the Holders of the majority in Amount of Registrable Securities covered by such Registration Statement or by any underwriter of such Registrable Securities.

(d) Holder Procedures. No Holder of Registrable Securities may include any of its Registrable Securities in the Shelf Registration Statement pursuant to this Agreement unless such Holder mails via first-class registered mail or transfers via courier or hand delivery that confirms delivery, a properly completed Notice and Questionnaire to the Company on or prior to the earlier of (i) the 20th Business Day after the completion of the transfer of Registrable Securities to the transferee (in the case of a Holder that is a transferee of Registrable Securities) and (ii) the second Business Day before the effectiveness of the Shelf Registration Statement) (the "Questionnaire Deadline") and such other information as the Company may reasonably request for use in connection with the Shelf Registration Statement or Prospectus or in any application to be filed with or under state securities laws. In connection with all requests for information from Holders of Registrable Securities with respect to inclusion of Registrable Securities in the Shelf Registration Statement, the Company shall notify such Holders of the requirements set forth in the preceding sentence. The Company agrees and undertakes that (i) it shall notify each Holder of the date of the expected effectiveness of the Shelf Registration Statement no earlier than 60 Business Days and no later than 20 Business Days prior to such date of expected effectiveness, with such notice to each Holder at the address set forth on the register of securities maintained by the registrar of the Notes or the records of the transfer agent of the Conversion Shares at such time, and
(ii) upon the request of any Holder, prior to the third Business Day before the effectiveness of the Shelf Registration Statement, the Company shall distribute a Notice and Questionnaire to such Holder at the address set forth in such request. Holders that do not complete the Notice and Questionnaire and deliver it to the Company within the time periods stated above shall not be named as selling securityholders in the Prospectus included in the Shelf Registration Statement and therefore shall not be permitted to sell Registrable Securities pursuant to the Shelf Registration Statement. Notwithstanding the foregoing, upon request from a Holder that did not return a Notice and Questionnaire on a timely basis, (i) the Company shall distribute a Notice and Questionnaire to such Holder at the address set forth in the request and (ii) upon receipt of a properly completed Notice and Questionnaire from such Holder (a "Late Notice Holder"), the Company shall use its reasonable best efforts to name such Holder as a selling securityholder by means of a pre- or post-effective amendment or, if permitted by the SEC, by means of a Prospectus supplement to the Shelf Registration Statement. Each Holder as to which the Shelf Registration
Statement is being effected agrees to furnish promptly to the Company all information required to be disclosed in order to make information previously furnished to the Company by such Holder not materially misleading.
             From and after the date the Initial Shelf Registration
Statement is declared effective, each Holder of Registrable Securities wishing to sell Registrable Securities pursuant to a Shelf Registration Statement and related Prospectus agrees to deliver notice of a proposed sale (substantially in the form attached as Exhibit 1 to the Notice and Questionnaire) to the Company at least three Business Days prior to any intended distribution of Registrable Securities under the Shelf Registration Statement. Each such notice shall be effective for five Business Days. Subject to the foregoing provisions of this
Section 2, the Company shall, within five Business Days of receiving a completed notice and any additional information the Company reasonably requests, file any amendments to the Shelf Registration Statement or Prospectus supplement as are necessary to permit Holders to deliver a Prospectus to purchasers of Registrable Securities, subject to the Company's right to suspend the use of such Prospectus as provided for in Section (3)(b) hereof.
3.     Additional  Amounts.
     (a) The Company and the Initial Purchasers agree that the Holders of Registrable Securities will suffer damages if the Company fails to fulfill its obligations under Section 2 hereof and that it would not be feasible to ascertain the extent of such damages with precision. Accordingly, the Company agrees to pay additional amounts on the Registrable Securities ("Additional Amounts") under the circumstances and to the extent set forth below (each of which shall be given independent effect; each a "Registration Default"):
          (i) if the Initial Shelf Registration is not filed on or prior to the Filing Date, then commencing on the day after the Filing
Date,  Additional  Amounts  shall  accrue  on  the  Registrable
Securities at a rate of 0.25% per annum on the Amount of Registrable Securities;
(ii) if the Initial Shelf Registration is not declared effective by the SEC on or prior to the Effectiveness Date or the Conversion Shares are not approved for quotation on the Nasdaq National Market on or prior to the Effectiveness Date, then commencing on the day after the Effectiveness Date, Additional Amounts shall accrue on the Registrable Securities at a rate of 0.50% per annum on the Amount of Registrable Securities; and

(iii) if a Shelf Registration has been declared effective and such Shelf Registration ceases to be effective or fails to usuable in connection with the Registrable Securities at any time during the Effectiveness Period (other than as permitted under Section 3(b)), then Additional Amounts shall accrue on the Registrable Securities at a rate of 0.50% per annum on the Amount of Registrable Securities;

provided, however, that Additional Amounts on the Registrable Securities may not accrue under more than one of the foregoing clauses (i), (ii) or (iii) at any one time or at any time after the Effectiveness Period; provided, further, however, that (1) upon the filing of the Shelf Registration as required hereunder (in the case of clause (a)(i) of this Section 3), (2) upon the effectiveness of the Shelf Registration and the approval of the Conversion Shares for quotation on the Nasdaq National Market as required hereunder (in the case of clause (a)(ii) of this
Section 3) or (3) upon the effectiveness of a Shelf Registration which had ceased to remain effective (in the case of clause (a)(iii) of this Section 3), Additional Amounts on the Registrable Securities as a result of such clause (or the relevant subclause thereof), as the case may be, shall cease to accrue. It is understood and agreed that, notwithstanding any provision to the contrary, so long as any Registrable Security is then covered by an effective Shelf Registration Statement and the Conversion Shares are approved for quotation on the Nasdaq National Market, no Additional Amounts shall accrue on such Registrable Security.
     The Additional Amounts set forth in this clause (a) shall be the exclusive monetary remedy available to the Holders of Registrable Securities for any Registration Default.
     (b) Notwithstanding paragraph (a) of this Section 3, the Company shall be permitted to suspend the effectiveness of a Shelf Registration for up to 30 consecutive days (a "Suspension
Period") in any 90-day period without being required to pay Additional Amounts; provided that in the case of suspension of the effectiveness of a Shelf Registration due to an acquisition, divestiture, disposition or probable acquisition, divestiture, disposition or financing, recapitalization, business combination or other similar transaction, the Company may extend the Suspension Period by up to an additional 15 days without being required to pay Additional Amounts. The aggregate duration of any Suspension Periods shall not, without incurring any obligation to pay Additional Amounts, exceed 60 days in any 360-day period.
(c) So long as Notes remain outstanding, the Company shall notify the Trustee within two Business Days after each and every date on which an event occurs in respect of which Additional Amounts is required to be paid. Any amounts of Additional Amounts due pursuant to clause (a)(i), (a)(ii) or (a)(iii) of this
Section 3 will be payable in cash semi-annually on each July 15 and January 15 (each a "Damages Payment Date"), commencing with the first such date occurring after any such Additional Amounts commences to accrue, to Holders to whom regular interest is payable on such Damages Payment Date with respect to Notes that are Registrable Securities and to Persons that are registered Holders on the July 1 or January 1 preceding such Damages Payment Date with respect to Conversion Shares that are Registrable Securities; provided that any Additional Amounts accrued with respect to any Registrable Securities or portion thereof called for redemption on a redemption date or converted into Common Stock on a conversion date prior to the Damages Payment Date shall, in any such event, be paid instead to the Holder who submitted such Note or portion thereof for redemption or conversion on the applicable redemption date or conversion date, as the case may be, on such date (or promptly following the conversion date, in the case of conversions). The amount of Additional Amounts for Registrable Securities will be determined by multiplying the rate of Additional Amounts by the Amount of Registrable Securities outstanding on the Damages Payment Date following such Registration Default in the case of the first such payment of Additional Amounts with respect to a Registration Default and thereafter at the next succeeding Damages Payment Date until the earlier of the cure of such Registration Default or the termination of the Effectiveness Period.
(d) The Trustee shall be entitled, on behalf of Holders of Notes, to seek any available remedy for the enforcement of this Agreement, including for the payment of any Additional Amounts. All obligations of the Company set forth in this Section 3 that are outstanding with respect to any Registrable Security at the time such security ceases to be a Registrable Security shall survive until such time as all such obligations with respect to such Registrable Security shall have been satisfied in full. The parties hereto agree that the Additional Amounts provided for in this section constitutes a reasonable estimate of the damages that may be incurred by Holders of Registrable Securities by reason of the failure of the Shelf Registration Statement to be filed or declared effective or available for effecting resales of Registrable Securities in accordance with the provisions hereof.

4.     Registration  Procedures.
In  connection  with  the  filing  of  any  Registration  Statement pursuant  to
Section 2 hereof, the Company shall effect such registrations to permit the resale of the securities covered thereby in accordance with the intended method or methods of disposition thereof, and pursuant thereto and in connection with any Registration Statement filed by the Company hereunder the Company shall during the Effectiveness Period (unless a different period is specified):
     (a) Prepare and file with the SEC prior to the Filing Date, a Registration Statement or Registration Statements as prescribed by Section 2 hereof, and use its reasonable best efforts to cause each such Registration Statement to become effective and remain effective as provided herein; provided, however, that before filing any Registration Statement or Prospectus or any amendments or supplements thereto, the Company shall furnish to and afford the Initial Purchasers, their counsel and the managing underwriters, if any, a reasonable opportunity to review copies of all such documents proposed to be filed (in each case, where possible, at least five Business Days prior to such filing, or such later date as is reasonable under the circumstances), and shall incorporate into such filings such comments and changes as may be reasonably requested by such persons. The provisions of this paragraph (a) shall not apply to the filing by the Company of annual, quarterly or current reports, or proxy statements or schedules under the Exchange Act.
(b) Prepare and file with the SEC such amendments and post-effective amendments to each Shelf Registration Statement as may be necessary to keep such Registration Statement continuously effective for the Effectiveness Period except, with respect to any Registration Statement, to the extent a substitute Registration Statement has been filed and declared effective under the Securities Act; cause the related Prospectus to be supplemented by any prospectus supplement required by applicable law, and as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) promulgated under the Securities Act; and comply with the provisions of the Securities Act and the Exchange Act applicable to it with respect to the disposition of all securities covered by such Registration Statement as so amended or in such Prospectus as so supplemented. The Company shall be deemed not to have used its reasonable best efforts to keep a Registration Statement effective during the Effectiveness Period if it voluntarily takes any action that would result in selling Holders of the Registrable Securities covered thereby that are Notice Holders not being able to sell such Registrable Securities during that period unless such action is required by applicable law or unless the Company complies with this Agreement, including, without limitation, the provisions of Sections 2(b) and 4(k) hereof.
(c) Notify the selling Holders of Registrable Securities, their counsel and the managing underwriters, if any, promptly (but in any event within two Business
Days) and, confirm such notice in writing, (i) when a Prospectus or any prospectus supplement or post-effective amendment has been filed, and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective under the Securities Act (including in such notice a written statement that any Holder may, upon request, obtain, at the sole expense of the Company, one conformed copy of such Registration Statement or post-effective amendment including financial statements and schedules, documents incorporated or deemed to be incorporated by reference and exhibits), (ii) of the issuance by the SEC of any stop order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of any Prospectus or the initiation of any proceedings for that purpose, (iii) of the happening of any event, the existence of any condition or any information becoming known that makes any statement made in a Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated therein by reference that requires the making of any changes in or amendments or supplements to a Registration Statement, Prospectus or documents so that, in the case of a Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of a Prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading and
(iv) of the Company's determination that a post-effective amendment to a Registration Statement would be appropriate.
(d) Use its reasonable best efforts to prevent the issuance of any order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of a Prospectus and, if any such order is issued, to use its reasonable best efforts to obtain the withdrawal of any such order at the earliest possible moment.

(e) If reasonably requested by the managing underwriter or underwriters, if any, or the Holders of the majority in Amount of Registrable Securities being sold in connection with an underwritten offering (i) promptly incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriter or underwriters, if any, such Holders or counsel for any of them reasonably determine is necessary to be included therein, (ii) make all required filings of such prospectus supplement or such post-effective amendment as soon as reasonably practicable after the Company has received notification of such determination of the matters to be incorporated in such prospectus supplement or post-effective amendment and (iii) supplement or make amendment to such Registration Statement in connection with the actions contemplated by clauses (i), (ii) or (iii).
(f) Furnish to each selling Holder of Registrable Securities, a single counsel to such Holders (chosen in accordance with Section 5(b)) and each underwriter, if any, at the sole expense of the Company, one conformed copy of the Registration Statement or Registration Statements and each post-effective amendment thereto, including financial statements and schedules, and, if requested, all documents incorporated or deemed to be incorporated therein by reference and all exhibits.
(g) Deliver to each selling Holder of Registrable Securities, a single counsel to such Holders (chosen in accordance with Section 5(b)) and the underwriters, if any, at the sole expense of the Company, as many copies of the Prospectus (including each form of preliminary prospectus) and each amendment or supplement thereto and any documents incorporated by reference therein as such Persons may reasonably request; and, subject to the last paragraph of this Section 4, the Company hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling Holders of Registrable Securities and the underwriters or agents, if any, and dealers, if any, in connection with the offering and sale of the Registrable Securities covered by such Prospectus and any amendment or supplement thereto.
(h) Prior to any public offering of Registrable Securities, to use its reasonable best efforts to register or qualify, to the extent required by applicable law, and to cooperate with the selling Holders of Registrable Securities, the managing underwriter or underwriters, if any, and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable
Securities or offer and sale under the Blue Sky Laws of such jurisdictions within the United States as any selling Holder, or the managing underwriter or underwriters, if any, reasonably request; provided, however, that where Registrable Securities are offered other than through an underwritten offering, the Company agrees to cause the Company's counsel to perform Blue Sky investigations and file registrations and qualifications required to be filed pursuant to this Section 4(h); keep each such registration or qualification (or exemption therefrom) effective during the period (not to exceed the Effectiveness Period) such Registration Statement is required to be kept effective and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by the applicable
Registration Statement; provided, however, that the Company shall not be required to (A) qualify generally to do business in any jurisdiction where it is not then so qualified, (B) take any action that would subject it to general service of process in any jurisdiction where it is not then so subject or (C) subject itself to taxation in excess of a nominal dollar amount in any jurisdiction where it is not then so subject.
(i) Cooperate with the selling Holders of Registrable Securities and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing shares of Registrable Securities to be sold, which certificates shall not bear any restrictive legends and shall be in a form eligible for deposit with the Depository; and enable such shares of Registrable Securities to be in such denominations and registered in such names as the managing underwriter or underwriters, if any, or Holders may reasonably request.
(j) Subject to the second proviso of Section 4(h) hereof, use its reasonable best efforts to cause the Registrable Securities covered by any Shelf
Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be reasonably necessary to enable the seller or sellers thereof or the underwriter or underwriters, if any, to consummate the disposition of such Registrable Securities, except as may be required solely as a consequence of the nature of such selling Holder's business, in which case the Company will cooperate in all reasonable respects with the filing of such Registration Statement and the granting of such approvals.

(k) Upon the occurrence of any event contemplated by paragraph 4(c)(ii), 4(c)(iii) or 4(c)(iv) hereof, as promptly as practicable prepare and (subject to Section 4(a) hereof) file with the SEC, at the sole expense of the Company, a supplement or post-effective amendment to the Registration Statement or a supplement to the related Prospectus or any document incorporated or deemed to be incorporated therein by reference, or file any other required document so that, as thereafter delivered to the purchasers of the Registrable Securities being sold thereunder, any such Prospectus will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.
(l) Prior to the effective date of the first Registration Statement relating to the Registrable Securities, (i) provide the Trustee with certificates for the Registrable Securities in a form eligible for deposit with the Depository and
(ii)  provide  required  CUSIP  numbers  for  the  Registrable  Securities.
(m) In connection with any underwritten offering of Registrable Securities pursuant to a Shelf Registration, enter into an underwriting agreement as is customary in underwritten offerings of securities similar to the Registrable Securities and take all such other actions as are reasonably requested by the managing underwriter or underwriters in order to expedite or facilitate the registration or the disposition of such Registrable Securities and, in such connection, (i) make such representations and warranties to, covenants with, and provide for indemnification of, the underwriters with respect to the business of the Company and its subsidiaries (including any acquired business, properties or entity, if applicable) and the Registration Statement, Prospectus and documents, if any, incorporated or deemed to be incorporated by reference therein, in each case, as are customarily made by issuers to underwriters in underwritten offerings of securities similar to the Registrable Securities and confirm the same in writing by furnishing officers' certificates if and when requested or otherwise; (ii) obtain the written opinion of counsel to the Company and written updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters, addressed to the underwriters covering the matters customarily covered in opinions requested in underwritten offerings of securities similar to the Registrable Securities and such other matters as may be reasonably requested by the managing underwriter or underwriters; and (iii) obtain "cold comfort" letters and updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters from the independent certified public accountants of the Company (and, if necessary, any other independent certified public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data are, or are required to be, included or incorporated by reference in the Registration Statement), addressed to each of the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with underwritten offerings of securities similar to the Registrable Securities and such other matters as reasonably requested by the managing underwriter or underwriters as permitted by the Statement on Auditing Standards No. 72. The above shall be done as and to the extent required by such underwriting agreement.
(n) Make available for inspection by one or more representatives of the selling Holders (designated in writing by the Holders of the majority in Amount of Registrable Securities proposed to be sold), any underwriter participating in any such disposition of Registrable Securities, if any, and any attorney, accountant or other agent retained by any such selling Holder, or underwriter (collectively, the "Inspectors"), at the offices where normally kept, during reasonable business hours at such time or times as shall be mutually convenient for the Company and the Inspectors as a group, all financial and other records, pertinent corporate documents and instruments of the Company and its subsidiaries (collectively, the "Records") as shall be reasonably necessary to enable them to exercise any applicable due diligence responsibilities, and cause the officers, directors and employees of the Company and its subsidiaries to supply all information reasonably requested by any such Inspector in connection with such Registration Statement; provided, however, that the Company shall have no obligation to deliver information to any Inspector pursuant to this Section 4(n) unless such Inspector shall have executed and delivered a confidentiality agreement in a form reasonably acceptable to the Company relating to such information.
(o) Provide (i) the Holders of the Registrable Securities to be included in such Registration Statement and a single counsel to such Holders (chosen in accordance with Section 5(b)), (ii) the underwriters (which term, for purposes of this Registration Rights Agreement, shall include a Person deemed to be an underwriter within the meaning of Section 2(11) of the Securities Act), if any, thereof, (iii) the sales or placement agent, if any, thereof, and (iv) one counsel for such underwriters or agents (which counsel shall be reasonably satisfactory to the Company), reasonable opportunity to participate in the preparation of such Registration Statement, each prospectus included therein or filed with the SEC, and each amendment or supplement thereto.

(p) Comply with all applicable rules and regulations of the SEC and make generally available to its securityholders earning statements satisfying the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder (or any similar rule promulgated under the Securities Act) no later than 45 days after the end of any 12-month period (or 90 days after the end of any 12-month period if such period is a fiscal year) (i) commencing at the end of any fiscal quarter in which Registrable Securities are sold to underwriters in a firm commitment or reasonable best efforts underwritten offering and (ii) if not sold to underwriters in such an offering, commencing on the first day of the first fiscal quarter of the Company after the effective date of a Registration Statement, which statements shall cover said 12-month periods.
(q) Cooperate with each seller of Registrable Securities covered by any Registration Statement and each underwriter, if any, participating in the disposition of such Registrable Securities and their respective counsel in connection with any filings required to be made with the National Association of Securities Dealers, Inc. (the "NASD"), including, if the Conduct Rules of the NASD or any successor thereto as amended from time to time so require, engaging a "qualified independent underwriter" ("QIU") as contemplated therein and making Records available to such QIU as though it were a participating underwriter for the purposes of Section 4(n) and otherwise applying the provisions of this Agreement to such QIU (including indemnification) as though it were a participating underwriter.
(r) Cause the Indenture to be qualified under the TIA not later than the effective date of the first Registration Statement relating to the Registrable Securities; and in connection therewith, cooperate with the Trustee and the Holders of the Registrable Securities to effect such changes to the Indenture as may be required for the Indenture to be so qualified in accordance with the terms of the TIA; and execute, and use its reasonable best efforts to cause the Trustee to execute, all documents as may be required to effect such changes and all other forms and documents required to be filed with the SEC to enable the Indenture to be so qualified in a timely manner.
(s) Comply fully with the applicable provisions of Rules 424 and 430A under the Securities Act in a timely manner, if required by the Securities Act or as reasonably requested by the Initial Purchasers or by the Trustee on behalf of the Holders of the Registrable Securities covered by such Shelf Registration Statement; and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by the Shelf Registration Statement during the applicable period in accordance with the intended method or methods of distribution by the sellers thereof set forth in the Shelf Registration
Statement  or  supplement  to  the  Prospectus.
(t) Cause all Registrable Securities covered by the Shelf Registration Statement to be listed or quoted, as the case may be, on each securities exchange or automated quotation system on which securities issued by the Company of the same series are then listed or quoted.
(u) Provide promptly to each Holder upon written request each document filed with the Commission pursuant to the requirements of Section 13 and Section 15 of the Exchange Act after the effective date of the Shelf Registration Statement, unless such documents are available from EDGAR.
(v) Use its reasonable best efforts to take all other steps necessary or advisable to effect the registration of the Registrable Securities covered by a Registration Statement contemplated hereby.

Each Holder of Registrable Securities agrees by acquisition of such Registrable Securities that, upon actual receipt of any notice from the Company of the happening of any event of the kind described in Section 4(c)(ii), 4(c)(iii) or 4(c)(iv) hereof, such Holder will forthwith discontinue disposition of such Registrable Securities covered by such Registration Statement or Prospectus until such Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 4(k) hereof, or until it is advised in writing by the Company that the use of the applicable Prospectus may be resumed, and has received copies of any amendments or supplements thereto.

5.     Registration  Expenses.
     (a) All fees and expenses incident to the performance of or compliance with this Agreement by the Company shall be borne by the Company, including, without limitation, (i) all registration and filing fees (including, without limitation, (A) fees with respect to filings required to be made with the NASD in connection with an underwritten offering and (B) fees and expenses of compliance with Blue Sky Laws (including, without limitation, reasonable fees and disbursements of counsel in connection with Blue Sky qualifications of the Registrable Securities and determination of the eligibility of the Registrable Securities for investment under the laws of such jurisdictions as provided in
Section 4(h) hereof), (ii) printing expenses, including, without limitation, expenses of printing certificates for Registrable Securities in a form eligible for deposit with the Depository and of printing prospectuses if the printing of prospectuses is requested by the managing underwriter or underwriters, if any, or by the Holders of the majority in Amount of Registrable Securities included in any Registration Statement, (iii) messenger, telephone and delivery expenses,
(iv) fees and disbursements of counsel for the Company and, subject to Section 5(b) below, the Holders of Registrable Securities, (v) fees and disbursements of all independent certified public accountants referred to in Section 4(m)(iii) hereof (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incident to such performance), (vi) Securities Act liability insurance, if the Company desires such insurance, (vii) fees and expenses of all other Persons retained by the Company, (viii) internal expenses of the Company (including, without limitation, all salaries and expenses of officers and employees of the Company performing legal or accounting duties), (ix) the expense of any annual audit, (x) the fees and expenses, including applicable and filing fees, incurred in connection with listing (or authorizing for quotation) the Common Stock on a national securities exchange or automated quotation system pursuant to the requirements hereof, (xi) the expenses relating to printing, word processing and distributing all Registration Statements, underwriting agreements, securities sales agreements and any other documents necessary for the Company to comply with this Agreement, and (xii) fees and disbursements of the Trustee and reasonable fees and disbursements of its counsel and of the registrar and transfer agent for the Common Stock. Notwithstanding anything in this Agreement to the contrary, (i) each Holder shall pay all underwriting discounts and brokerage commissions with respect to any Registrable Securities sold by it and the fees and disbursements of any counsel retained by such Holder and (ii) each underwriter, sales or placement agent shall bear the fees and disbursements of any counsel retained by such underwriter, sales or placement agent.
(b) The counsel, if any, to the Holders in connection with the Shelf Registration Statement shall be chosen by the Holders of a majority in Amount of Registrable Securities to be included in such Registration Statement.
6.     Indemnification.
     (a) The Company agrees to indemnify and hold harmless (i) each of the Initial Purchasers, (ii) each Holder, (iii) each Person, if any, who controls (within the meaning of either Section 15 of the Securities Act or Section 20(a) of the Exchange Act) any of the foregoing (any of the Persons referred to in this clause (iii) being hereinafter referred to as a "controlling person"), and (iv) the respective officers, directors, partners, employees, representatives and agents of the Initial Purchasers, the Holders (including predecessor Holders) or any controlling person (any person referred to in clause
(i), (ii), (iii) or (iv) may hereinafter be referred to as an "Indemnified Holder"), from and against any and all losses, liabilities, claims, damages and expenses whatsoever as incurred (including but not limited to reasonable attorneys' fees and any and all expenses whatsoever incurred in investigating, preparing or defending against any investigation or litigation, commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation) (collectively, "Losses"), joint or several, to which they or any of them may become subject under the Securities Act, the Exchange Act or otherwise, insofar as such Losses (or actions in respect thereof) arise out of or are based upon:
     (i) any untrue statement or alleged untrue statement of a material fact contained in (A) any Registration Statement or Prospectus or (B) any blue sky application or other document, or any amendment or supplement thereto, prepared or executed by the Company (or written information furnished by or on behalf of the Company expressly for use in such blue sky application or other document or amendment or supplement) filed in any jurisdiction specifically for the purpose of qualifying any or all of the Registrable Securities under the securities law of any state or other jurisdiction (such application or document being hereinafter called a "Blue Sky Application"); or

     (ii)  the omission or alleged omission to state in  any Shelf  Registration
Statement  any  material  fact  required  to          be
stated therein or necessary to make the statements therein not misleading, or the omission or alleged omission to state in any Prospectus any material
fact  required  to  be  stated  therein          or
necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading;
except  insofar  as  such  Losses  arise  out  of  or  are based  on  any untrue
statement  or  omission  or  alleged  untrue  statement          or
omission  made  in  the  Registration  Statement or Prospectus, or any amendment
thereof  or  supplement  thereto   or   any   related  preliminary  prospectus,
in  reliance  upon  and  in conformity  with information  relating to any Holder
furnished  to  the  Company          in
writing  by  or  on  behalf  of  any  such  Holder  expressly  for  use therein;
provided,  that  with  respect  to  any  untrue  statement          or
omission from, if amended or supplemented, any preliminary Prospectus, the indemnification provisions of this Section 6(a) shall not inure to the benefit of any Indemnified Holder to the extent that the sale to any Person to which a Loss of such Indemnified Holder relates was a sale of Registrable Securities by such Indemnified Holder and such Loss results from the fact that (A) there was not sent or given, at or prior to the written confirmation of such sale of the Registrable Securities to such Person, a copy of the final Prospectus (excluding any documents incorporated by reference therein) together with any correcting amendments or supplements and the
Company  had   previously
furnished  copies  thereof  in  sufficient  quantities  to     such
Indemnified  Holder  and  (B)  such Loss results  from  an  untrue statement  or
omission  of  a  material  fact  contained  in  the  preliminary   Prospectus
that  was  (1)   identified   to     such
Indemnified  Holder  at  or  prior  to  the  furnishing  to  such  Indemnified
Holder  of  the  corrected  Prospectus  (as  amended          or
supplemented)  and  (2)  corrected  in  the  final  Prospectus  (as  amended  or
supplemented)  and  the  final  Prospectus  (as  amended          or
supplemented)  does  not  contain  any  other  untrue  statement          or
omission  or  alleged  untrue  statement  or  omission  of  a  material fact that caused such Loss. The Company shall notify each Indemnified Holder promptly of the institution, threat or assertion of any claim, proceeding (including any governmental investigation) or litigation in connection with the matters addressed by this Agreement which involves the Company or such Indemnified Holder.
     (b)  Each  Holder,  severally  and  not  jointly,  shall indemnify and hold harmless  (i)  the  Company,  (ii)  each  Person,  if  any,  who controls  the  Company within the meaning of Section 15 of the Securities Act or
Section 20(a) of the Exchange Act, and (iii) the officers, directors, partners, employees, representatives and agents of the Company or any such controlling person, from and against any and all Losses whatsoever as incurred (including but not limited to attorneys' fees and any and all expenses whatsoever incurred in investigating, preparing or defending against any investigation or litigation, commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation), joint or several, to which they or any of them may become subject under the Securities Act, the Exchange Act or otherwise, insofar as such Losses (or actions in respect thereof) arise out of or are based upon:
          (i) any untrue statement or alleged untrue statement of any material fact contained in the Shelf Registration
Statement or Prospectus or any amendment or supplement thereto or any Blue Sky Application; or
          (ii) the omission or the alleged omission to state in the Shelf Registration Statement any material fact required to be stated therein or necessary to make the statements therein not misleading, or the omission or alleged omission to state in the Prospectus any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, in each case to the extent but only to the extent such Losses arise out of or are based on any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information relating to a Holder furnished to the Company in writing by such Holder expressly for use in any Registration Statement or Prospectus.

     (c) If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any Person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such Person (the "Indemnified Person") shall promptly notify the
Person or Persons against whom such indemnity may be sought (each an "Indemnifying Person") in writing of the commencement thereof; but the failure so to notify the Indemnifying Person shall not relieve it from liability which it may have had under this Section 6 to the extent that the Indemnifying Person otherwise learned of such action or the Indemnifying Person is not materially prejudiced by such failure. Such Indemnifying Person, upon request of the Indemnified Person, shall retain counsel satisfactory to the Indemnified Person to represent the Indemnified Person and any others entitled to indemnification pursuant to this Section 6 that the Indemnifying Person may designate in such proceeding and shall pay the fees and expenses of such counsel related to such proceeding, provided, however, that counsel to the Indemnifying Person shall not (except with written consent of the Indemnified Person) also be counsel to the Indemnified Person. Notwithstanding the foregoing, in any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless (i) the employment of such counsel shall have been authorized in writing by the Indemnifying Person in connection with the defense of such action, (ii) the Indemnifying Person shall not have employed counsel to take charge of the defense of such action within a reasonable time after notice of commencement of the action, (iii) the Indemnifying Person does not diligently defend the action after assumption of the defense, or (iv) the Indemnified Person shall have reasonably concluded that there may be defenses available to it or all Indemnified Persons which are different from or additional to those available to one or all Indemnified Persons (in which case the Indemnifying Person shall not have the right to direct the defense of such action on behalf of the Indemnified Person), in any of which events such fees and expenses of counsel (to the extent reasonable) shall be borne by the Indemnifying Person. It is understood that an Indemnifying Person shall not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be reimbursed as they are incurred. Any such separate firm for the Indemnified Holders shall be designated in writing by the Holders of the majority in Amount of Registrable Securities, and any such separate firm for the Company, its directors, respective officers and such control Persons of the Company shall be designated in writing by the Company. No Indemnifying Person shall, without the prior written consent of the Indemnified Person, effect any settlement or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the indemnified parties are actual or potential parties to such claim or action), unless (x) such settlement, compromise or judgment (i) includes an unconditional release of the Indemnified Person from all liability arising out of such claim, investigation, action or proceeding and (ii) does not include a statement as to or an admission of fault, culpability or any failure to act, by or on behalf of the Indemnified Person, and (y) the Indemnifying Person confirms in writing its indemnification obligations hereunder with respect to such settlement, compromise or judgment.
(d)  If  the  indemnification  provided  for in clauses (a), (b) and (c) of this
Section 6 is insufficient in respect of any Losses referred to therein, then each Indemnifying Person under such paragraph, in lieu of indemnifying such Indemnified Person thereunder, shall contribute to the Losses (i) in such proportion as is appropriate to reflect the relative benefits received by the Indemnifying Person on the one hand, and the Indemnified Person on the other hand, pursuant to the Purchase Agreement or from the offering of the Registrable Securities pursuant to any Shelf Registration or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Indemnifying Person on the one hand, and the Indemnified Person on the other, in connection with the statements or omissions that resulted in such Losses, as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand, and any Indemnified Holder on the other, shall be deemed to be in the same proportion as the total proceeds from the initial offering and sale of Notes (net of discounts but before deducting expenses) received by the Company bear to the total net proceeds received by such Indemnified Holder from sales of Registrable Securities giving rise to such obligations. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or such Indemnified Holder and the parties' intent, relative knowledge, access to information and opportunity to correct or prevent such statement or omission.

(e) The Company and each of the Initial Purchasers agree that it would not be just and equitable if contribution pursuant to this Section 6 were determined by pro rata allocation (even if the Initial Purchasers or the Holders were treated as one entity) or by any other method of allocation that does not take account of the equitable considerations referred to in clause (d) immediately above. Notwithstanding the provisions of clause (d) above and this clause (e), in no event shall any Holder be required to contribute any amount in excess of the amount by which the net proceeds received by such Holder from the sale of the Registrable Securities pursuant to a Shelf Registration Statement exceeds the amount of damages which such Holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. For purposes of this
Section 6, (A) each Person, if any, who controls any of the Initial Purchasers within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act and (B) the respective officers, directors, partners, employees, representatives and agents of any of the Initial Purchasers or any controlling person shall have the same rights to contribution as any of the Initial Purchasers, and (1) each Person, if any, who controls any Company within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act and (2) the officers, directors, partners, employees, representatives and agents of the Company or any controlling person shall have the same rights to contribution as the Company, subject in each case to the applicable terms and conditions set forth in this clause (e). Any party entitled to contribution will, promptly after receipt of notice of commencement of any action, suit or proceeding against such party in respect of which a claim for contribution may be made against another party or parties under clause (d) immediately above and this clause (e), notify such party or parties from whom contribution may be sought, but the failure to so notify such party or parties shall not relieve the party or parties from whom contribution may be sought from any obligation it or they may have under clause (d) immediately above and this clause (e) or otherwise except to the extent the contributing party did not otherwise learn of such action, suit or proceeding or the contributing party is materially prejudiced by such failure. No party shall be liable for contribution with respect to any action or claim settled without its prior written consent, provided that such written consent was not unreasonably withheld. The Initial Purchasers' obligations to contribute pursuant to clause (d) immediately above and this clause (e) are several in proportion to the respective principal amount of the Notes purchased by each of the Initial Purchasers hereunder and not joint.
(f) The remedies provided for in this Section 6 are not exclusive and shall not limit any rights or remedies that may otherwise be available to any Indemnified Person at law or in equity.
(g) The indemnity and contribution agreements contained in this Section 6 shall remain operative and in full force and effect regardless of (i) any termination of this Agreement, (ii) any investigation made by or on behalf of any Holder or any Person controlling any Holder or by or on behalf of the Company, its officers or directors or any other Person controlling any of the Company and (iii) acceptance of and payment for any of the Registrable Securities.
7.     Rules  144  and  144A.
The Company covenants that, until the termination of the Effectiveness Period, it will file the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations adopted by the SEC thereunder in a timely manner in accordance with the requirements of the Securities Act and the Exchange Act and, for so long as any Registrable Securities remain outstanding, if at any time the Company is not required to file such reports, it will, upon the request of any Holder or beneficial owner of Registrable Securities, make available such information necessary to permit sales pursuant to Rule 144A under the Securities Act. The Company further covenants that, until the termination of the Effectiveness Period, it will use its reasonable best efforts to take such further action as any Holder of Registrable Securities may reasonably request, all to the extent required from time to time to enable such holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144(k) and Rule 144A under the Securities Act, as such rules may be amended from time to time, or (b) any similar rule or regulation hereafter adopted by the SEC. Notwithstanding the foregoing, nothing in this Section 7 shall be deemed to require the Company to register any of its securities pursuant to the Exchange Act.
8.     Underwritten  Registrations.
If any of the Registrable Securities covered by any Shelf Registration are to be sold in an underwritten offering, the investment banker or investment bankers and manager or managers that will manage the offering will be selected by the Holders of the majority in Amount of Registrable Securities to be included in such offering and will be reasonably acceptable to the Company.
No Holder of Registrable Securities may participate in any underwritten registration hereunder unless such Holder (a) agrees to sell such Holder's
Registrable Securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

9.     Miscellaneous.
     (a) No Inconsistent Agreements. The Company has not, as of the date hereof, and the Company shall not, after the date of this Agreement, enter into any agreement with respect to any of its securities that is inconsistent with the rights granted to the Holders of Registrable Securities in this Agreement or otherwise conflicts with the provisions hereof. The Company will not enter into any agreement with respect to any of its securities that will grant to any Person piggyback registration rights with respect to any Registration Statement.
(b) Adjustments Affecting Registrable Securities. The Company shall not, directly or indirectly, take any action with respect to the Registrable Securities as a class that would adversely affect the ability of the Holders of Registrable Securities to include such Registrable Securities in a registration undertaken pursuant to this Agreement.
(c) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, otherwise than with the prior written consent of the
Company and the Holders of not less than the majority in Amount of Registrable Securities; provided, however, that Section 6 and this Section 9(c) may not be amended, modified or supplemented without the prior written consent of the Company and each Holder (including, in the case of an amendment, modification or supplement of Section 6, any Person who was a Holder of Registrable Securities disposed of pursuant to any Registration Statement). Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders of Registrable Securities whose securities are being sold pursuant to a Registration Statement and that does not directly or indirectly affect, impair, limit or compromise the rights of other Holders of Registrable Securities may be given by Holders of at least a majority in Amount of the Registrable Securities being sold by such Holders pursuant to such Registration Statement.
(d) Notices. All notices and other communications (including, without limitation, any notices or other communications to the Trustee) provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, next-day air courier or facsimile:
          (1) if to a Holder, at the most current address of such Holder set forth on the records of the registrar under the Indenture, in the case of Holders of Notes, and the stock ledger of the Company, in the case of Holders of Common Stock.
          (2)  if  to  the  Initial  Purchasers:

               c/o  Bear,  Stearns  &  Co.  Inc.
                    383  Madison  Avenue
                    New York, NY  10179
                    Facsimile  No.:  (212)  272-3092
                    Attention:  Convertible  Capital  Markets

                                 with copies to:

                    Weil,  Gotshal  &  Manges  LLP
                    200 Crescent Court, Suite 300 Dallas, TX 75201 Facsimile No.: (214) 746-7777
                    Attention:  W.  Stuart  Ogg,  Esq.

          (3)  if  to  the  Company,  at  the  addresses  as  follows:

                    Pegasus Solutions, Inc
                    8350  North  Central  Expressway
                    Campbell  Center  One,  Suite  1900
                    Dallas,  TX  75206
                    Facsimile  No.:  (214)  234-4040
                    Attention:  Ric  Floyd,  Esq.
                    with copies to:

                    Locke  Liddell  &  Sapp  LLP
                    2200  Ross  Avenue,  Suite  2200
                    Dallas,  TX  75201
                    Facsimile  No.:  (214)  756-8659
                    Attention:  Whit  Roberts,  Esq.

All such notices and communications shall be deemed to have been duly given: when delivered by hand, if personally delivered; five Business Days after being deposited in the mail, postage prepaid, if mailed; one Business Day after being timely delivered to a next-day air courier; and when receipt is acknowledged by the addressee, if sent by facsimile.
     (e) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto, including the Holders; provided, however, that this Agreement shall not inure to the benefit of or be binding upon a successor or assign of a Holder unless and except to the extent such successor or assign holds Registrable Securities.
(f) Purchases and Sales of Notes. The Company shall not, and shall use its reasonable best efforts to cause its affiliates (as defined in Rule 405 under the Securities Act) within its Control not to, resell or otherwise transfer any Notes acquired by the Company or such affiliates, except pursuant to an effective registration statement under the Securities Act or an exemption therefrom.
(g) Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
(h) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.
(i) Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE FEDERAL AND NEW YORK STATE COURTS SITTING IN MANHATTAN, NEW YORK CITY, THE STATE OF NEW YORK, IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT.
(j) Severability. If any one or more of the provisions contained herein, or the application thereof in any circumstance, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby, and the parties hereto shall use its best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction, it being intended that all of the rights and privileges of the parties shall be enforceable to the fullest extent permitted by law.

(k) Securities Held by the Company or Its Affiliates. Whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Company or its affiliates (as such term is defined in Rule 405 under the Securities Act) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.
(l) Third Party Beneficiaries. Holders of Registrable Securities are intended third party beneficiaries of this Agreement and this Agreement may be enforced by such Persons.
(m) Entire Agreement. This Agreement, together with the Purchase Agreement and the Indenture, is intended by the parties as a final and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein and any and all prior oral or written agreements, representations, or warranties, contracts, understandings, correspondence, conversations and memoranda between the Initial Purchasers on the one hand, and the Company on the other, or between or among any agents, representatives, parents, subsidiaries, affiliates, predecessors in interest or successors in interest with respect to the subject matter hereof and thereof are merged herein and replaced hereby.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                  PEGASUS  SOLUTIONS,  INC.
                                  By:_______________________________
                                  Name:
                                  Title:

                                  BEAR,  STEARNS  &  CO.  INC.
                                  By:________________________________
                                  Name:
                                  Title:

                                  J.P.  MORGAN  SECURITIES  INC.
                                  By:_______________________________
                                  Name:
                                  Title:

                                  THOMAS  WEISEL  PARTNERS  LLC
                                  By:________________________________
                                  Name:
                                  Title:

Exhibit  10.27

                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is entered into as of the 19th day of May, 2003 (the "Effective Date"), by and between Pegasus Solutions, Inc., a Delaware corporation (the "Company") and Robert J. Boles, Jr. (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is essential and in the best interest of the Company and its stockholders to enter into this Agreement to retain the services of the Executive and to ensure his continued dedication and efforts; and

     WHEREAS, in order to induce the Executive to enter into and continue employment by the Company, the Company desires to provide the Executive with certain benefits during the term of his employment and, in the event his employment is terminated, to provide the Executive with the benefits and payments described herein.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

1.     EMPLOYMENT  TERM.

     The "Employment Term" shall commence on the Effective Date and shall expire on the fourth anniversary of the Effective Date provided that such term will be automatically renewed and extended indefinitely after the fourth anniversary of the Effective Date until terminated as provided herein, in the event Executive remains in the employ of the Company after the fourth anniversary of the Effective Date.

2.     EMPLOYMENT.

     (a) Subject to the provisions of Section 7 hereof, the Company agrees to continue to employ the Executive and the Executive agrees to remain in the employ of the Company during the Employment Term. During the Employment Term, the Executive shall be employed as the Executive Vice President, Marketing and Sales of the Company. The Executive shall perform the duties, undertake the responsibilities and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacity. Executive shall also promote, by entertainment or otherwise, the business of the Company.

     (b) During the Employment Term, excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during usual business hours to the business and affairs of the Company to the extent necessary to discharge the responsibilities assigned to the Executive hereunder. The Executive may (1) serve on corporate, civil or charitable boards or committees, (2) manage personal investments and
(3) deliver lectures and teach at educational institutions, so long as such activities do not constitute a conflict of interest, create issues of independence significantly interfere with the performance of the Executive's responsibilities hereunder.

3.     COMPENSATION.

(a) Base Salary. Beginning on the Effective Date, the Company agrees to pay or cause to be paid to the Executive an annual base salary as mutually agreed, and as may be increased from time to time by the Compensation Committee of the Board (hereinafter referred to as the "Base Salary"). Such Base Salary shall be payable in accordance with the Company's customary practices applicable to its executives.

(b) Annual Bonus. In addition to Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Term, an annual discretionary bonus (the "Annual Bonus") in accordance with the terms and conditions of the bonus plan approved by the Compensation Committee. Any actual payment or award under such Annual Bonus plan, and the size of any payment or award, will be in accordance with the terms of the plan. Each such Annual Bonus shall be paid no later than the end of the third (3rd) month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus as may be permitted by the Company's Executive Deferred Compensation Plan. Notwithstanding the above, (1) Executive shall be entitled to a bonus for the period beginning with the Effective Date and ending on the first anniversary of the Effective Date based upon the attainment of the goals and objectives set forth in the First Year Bonus Plan (as hereinafter defined) and (2) for the period beginning the first anniversary of the Effective Date and ending December 31, 2004, Executive shall be entitled to 62% of the Annual Bonus earned pursuant to the Annual Bonus for fiscal year 2004. The First Year Annual Bonus Plan is the bonus plan applicable to Executive for the period beginning on the Effective Date and ending on the first anniversary of the Effective Date.

4.     EMPLOYEE  BENEFITS.

     During the Employment Term and beginning on the Effective Date, the Executive shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company and made available to employees generally, including, without limitation, all pension, retirement, profit sharing, savings, medical, hospitalization, disability, dental, life or travel accident insurance benefit plans. Unless otherwise provided herein, the compensation and benefits under, and the Executive's participation in, such plans, practices and programs shall be on the same basis and terms as are applicable to employees of the Company generally, but in no event on a basis less favorable in terms of benefit levels and coverage than offered to other similarly situated executives of the Company. The Company may reduce benefit levels if such changes are part of broad-based changes in the Company's benefit programs offered generally to all employees. Notwithstanding the foregoing, except as otherwise set forth herein, nothing herein shall obligate the Company to adopt such plans, practices or programs.

5.     EXECUTIVE  BENEFITS.

     (a) Executive shall be entitled to participate in the Company's Executive Deferred Compensation Plan, as approved and adopted by the Company's Board of Directors September 10, 2002 (the "Executive Deferred Compensation Plan") and all supplemental medical or life insurance or other bonus or incentive compensation plans applicable to executives of the Company; provided, however, the grant of a stock option or other form of stock compensation in any year is not guaranteed and will be dependent on the Board's evaluation of the Executive's performance. Unless otherwise provided herein, the compensation and benefits under, and the Executive's participation in, such plans shall be on the same basis and terms as other similarly situated executives of the Company. No additional compensation provided under any of such plans shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder. Notwithstanding the foregoing, except as otherwise set forth herein, nothing herein shall obligate the Company to adopt such plans, practices or programs.

(b) Supplemental Executive Retirement Plan. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan, as amended and approved by the Company's Board of Directors September 10, 2002, and as hereafter amended provided that Executive has agreed in writing to such amendment.

(c) Stock Plans. Executive shall be entitled to participate in the Company's stock incentive plans, employee stock purchase plans and such other stock-related plans as may be applicable to executives of the Company.

     (d) Fringe Benefits and Perquisites. During the Employment Term, the Executive shall be entitled to all fringe benefits and perquisites generally made available by the Company to its executives. Executive shall be entitled to participate in the Executive Benefits and Perquisite Plan approved and adopted by the Company's Board of Directors September 10, 2002 and as hereafter amended provided that Executive has agreed in writing to such amendment.

(e) Expenses. The Executive shall be entitled to receive reimbursement of all expenses reasonably incurred in connection with the performance of Executive's duties hereunder or for promoting, pursuing or otherwise furthering the business or interests of the Company in accordance with the accounting procedures and expense reimbursement policies of the Company as it shall adopt from time to time.

(f) Relocation and Temporary Commute. Executive agrees that he and his immediate family will relocate to the Dallas, Texas metropolitan area no later than August 2005. Prior to August 2005 Executive shall commute to Dallas, Texas and the Company will provide the following, each of which shall be reimbursed by the Company through August 2005:

(1)     A  furnished  apartment  with  maid  service,  and

(2) Reimbursement of reasonable and necessary transportation expenses, including airfare and car rental costs.

            (g) Moving Expenses. The Company will pay for the benefit of Executive the following relocation related expenses:

(1)     Two  house  hunting trips with family, not to exceed five days per trip;

(2) Movement of customary and usual household goods, including the transportation of up to two (2) automobiles (the move must be completed by August 2005 to be eligible for this payment);


(3) Payment of realtor fees of up to six percent (6%) of the gross sales price of your primary residence in Florida (the sale must be closed by August 2006 to be eligible for this payment);

(4) Payment of up to two (2) discount points on the mortgage loan you obtain to purchase a home in the Dallas area (the closing of the purchase must occur by August 2006 to be eligible for this payment);

(5) Tax gross-up on relocation expenses and any applicable US federal withholding taxes; and

                  (6)  One month's base salary to cover incidental expenses such
as,  utility   hookups,  deposits,  etc.  (this  allowance will be paid upon the completion  of  your  relocation).

6.     VACATION  AND  SICK  LEAVE.

     During the Employment Term, at such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, provided that:

(a) The Executive shall be entitled to annual vacation in accordance with the policies, if any, as periodically established by the Board.

(b) The Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies, if any, in effect from time to time.

7.     TERMINATION.

     During the Employment Term, the Executive's employment hereunder may be terminated under the following circumstances:

(a) Cause. The Company may terminate the Executive's employment for "Cause". A termination of employment is for "Cause" if the Executive:

(1)     has  been  convicted  of  or  plead guilty or no contest to a felony; or

(2) intentionally engaged in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise or from which Executive derives an improper material personal benefit; provided, however, that no termination of the Executive's employment shall be for Cause as set forth in this clause (2) until:

(i) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in this clause (2) and specifying the particulars thereof in reasonable detail; and

(ii) the Executive shall have been provided an opportunity to be heard by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part shall be considered "intentional" unless Executive has acted, or failed to act, with an absence of good faith and without a reasonable belief that Executive's action or failure to act was in the best interest of the Company.

(3) commits gross malfeasance or intentionally fails to perform the duties of the Executive's position; provided, however, the Company shall first notify the Executive in writing stating with reasonable specificity the action or inaction of the Executive which forms the basis for such notice and the Executive fails to cure such malfeasance or failure within ten (10) days of the date of such notice; or

(4) violates any valid non-competition or non-disclosure agreement or the Company's insider trading policy, if any.


Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after a Notice of Termination (as hereinafter defined) is given by the Executive shall constitute Cause for purposes of this Agreement.

(b) Disability. The Company may terminate the Executive's employment after having established the Executive's Disability. For purposes of this Agreement, "Disability" means a physical or mental infirmity which impairs the Executive's ability to substantially perform Executive's material duties under this Agreement which continues for a period of at least ninety (90) consecutive days. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for any period during the Employment Term and prior to the Termination Date (as hereinafter defined) resulting from the Executive being unable to work due to a physical or mental infirmity and as otherwise provided in this Agreement in connection with Disability. Notwithstanding anything contained in this Agreement to the contrary, until the Termination Date (as hereinafter defined) specified in a Notice of Termination (relating to the Executive's Disability, in the event the Executive is no longer under a Disability, the Executive will be entitled to return to Executive's position with the Company as set forth in this Agreement in which event no Disability of the Executive will be deemed to have occurred.

(c)     Good  Reason.

(1) The Executive may terminate his employment for "Good Reason". For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the events or conditions described in subsections (i) through (vi) hereof:

(i) If the Executive shall cease to be employed in the capacity as set forth in Section 2(a) above or upon the assignment to the Executive of any material duties or responsibilities which are inconsistent with Executive's position or responsibilities; or any removal of the Executive from or failure to reappoint or reelect Executive to any such offices or positions, except during a period of Disability or in connection with the termination of Executive's employment for Disability, Cause, as a result of his death, or by the Executive other than for Good Reason;

(ii)     A  Change  of  Control  as  hereinafter  defined;

(iii) Any material breach by the Company of any provision of this Agreement; provided, however, the Executive shall first notify the Company in writing stating with reasonable specificity the breach by the Company and the Company fails to cure such breach within ten (10) days of the date of such notice;

(iv) Any purported termination of the Executive's employment for Cause by the Company which is found by a court of competent jurisdiction or an arbitrator not to comply with the terms of Section 7(a); or

(v) The failure of the Company to obtain an agreement, reasonably satisfactory to the Executive, from any successor or assign of the Company to assume and agree to perform this Agreement, as contemplated in Section 12 hereof.

(2) The Executive's right to terminate Executive's employment pursuant to this Section 7(c) shall not be affected by Executive's incapacity due to physical or mental illness.

(d) Voluntary Termination. Upon thirty (30) days prior written notice, either the Executive or the Company may voluntarily terminate the Executive's employment hereunder at any time; provided, however, in the event of any such termination by the Company, the Company shall pay to the Executive the amounts set forth in Section 8(d) hereof.

8.     COMPENSATION  UPON  TERMINATION.

     Upon termination of the Executive's employment during the Employment Term, the Executive shall be entitled to the following benefits:

(a) If the Executive's employment with the Company shall be terminated by the Company for Cause or by the Executive other than for Good Reason, the Company shall pay the Executive all amounts earned and accrued through the Termination Date but not paid as of the Termination Date, including:

(1)     the  Base  Salary,

(2) an amount equal to the Pro Rata Bonus. The "Pro Rata Bonus" is an amount equal to the maximum bonus amount the Executive would have been entitled to in the fiscal year of the Termination Date multiplied by a fraction, the numerator of which is the number of days in such fiscal year through the Termination Date and the denominator of which is 365,

(3) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date,

(4)     vacation  pay,  and

(5)     sick  leave  (collectively,  "Accrued  Compensation").

(b) If the Executive's employment with the Company shall be terminated by the Company for Disability, the Company shall pay the Executive all amounts earned or accrued through the Termination Date but not paid as of the Termination Date, including the Accrued Compensation. In addition, the Executive shall be entitled to the following:

(1) the Base Salary and all other benefits customarily received for a period of one (1) year from the Termination Date resulting from such Disability,

(2)     an  amount  equal  to  the  Pro  Rata  Bonus.

(3)     payments  as  more  specifically  provided by the Supplemental Executive
Retirement  Plan  and  the  Executive  Deferred  Compensation  Plan,  and


(4) one (1) additional year of vesting from the Termination Date of all stock option and restricted stock grants not then expired or terminated.

(c) If the Executive's employment with the Company shall be terminated by reason of the Executive's death, the Company shall pay the Executive all amounts earned or accrued through the Termination Date but not paid as of the Termination Date, including the Accrued Compensation. In addition, the Company shall pay to the Executive's beneficiaries the following:

(1) the Base Salary and all other benefits customarily received for a period of one (1) year from the date of such death,

(2)     an  amount  equal  to  the  Pro  Rata  Bonus,

(3)     payments  as  more  specifically  provided by the Supplemental Executive
Retirement  Plan  and  the  Executive  Deferred  Compensation  Plan,  and

(4) one (1) additional year of vesting from the Termination Date of all stock option and restricted stock grants not then expired or terminated.


(d) If the Executive's employment with the Company shall be terminated by the Company voluntarily, without Cause or by the Executive for Good Reason, the Company shall pay to the Executive the following:

(1)     all  Accrued  Compensation  and  a  Pro  Rata  Bonus,

(2) the Company shall continue to pay the Executive as severance pay and in lieu of any further compensation (except as otherwise provided herein) a monthly payment for a period of twelve (12) months following the Termination Date (the "Termination Payment Period") equal to the sum of (A) the Executive's monthly Base Salary in effect for the month immediately preceding the Termination Date and (B) one twelfth (1/12) of the Bonus. Not withstanding the immediately preceding sentence, in the event Executive shall remain in the employ of the Company for a period exceeding eighteen (18) months after the Effective Date, the Termination Payment Period shall be twenty-four (24) months following the Termination Date. The "Bonus" is an amount equal to the maximum bonus amount the Executive would have been entitled to in the fiscal year of the Termination Date.

(3) during the twelve (12) month period immediately following the Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and Executive's dependents and beneficiaries the Executive Benefit and Perquisites Plan (except life and disability insurance, if any, will not be continued and "bridged" healthcare benefits will not be provided unless Executive has satisfied the requirement for "retirement" as defined in the plan) and the medical, dental and hospitalization benefits provided (A) to the Executive immediately prior to the Notice of Termination or
(B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. Notwithstanding the immediately preceding sentence, the coverage, benefits and perquisites (including deductibles and costs) provided in this Section 8(d)(3) during the Continuation Period shall be no less favorable to the Executive and Executive's dependents and beneficiaries, than the coverages, benefits and perquisites in effect as of the Termination Date. The Company's obligation hereunder with respect to the foregoing coverages, benefits and perquisites shall terminate in the event the Executive obtains any such benefits (regardless of level and scope of coverage) pursuant to a subsequent employer's benefit plans. This Section 8(d)(3) shall not be interpreted as to limit any benefits to which the Executive, Executive's dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits,
(4) any outstanding stock options (including restricted stock and granted performance shares or units) granted to the Executive under any stock option plans or under any other incentive plan or arrangement shall, as of the Termination Date, be vested for one (1) additional year, and
(5) the Company shall reimburse Executive the costs of any outplacement services incurred by Executive, up to a maximum amount of Fifteen Thousand Dollars ($15,000.00).

(e) The amounts provided for in Sections 8(a), 8(b)(2), 8(c)(2) and 8(d)(1) shall be paid within thirty (30) days after the Executive's Termination Date. Expenses incurred by Executive under Section 8(d)(5) shall be paid within thirty
(30) days of receipt by the Company of a claim for reimbursement submitted by the Executive.

(f) The Executive hereby acknowledges that full payment and/or performance by the Company of its obligations as set forth in Sections 8(a), (b), (c) or (d) hereof shall be in lieu of any other remedy or cause of action the Executive may have, either at law or in equity, as a result of the termination of the Executive's employment pursuant to such sections.

9.     DEFINITIONS.

(a) Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which indicates the specific termination provision in this Agreement, if any, relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, no such purported termination of employment shall be effective without such Notice of Termination.

(b) Termination Date. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, his date of death, or in all other cases, the date specified in the Notice of Termination subject to the following:

(1) If the Executive's employment is terminated by the Company for Cause, the date of the Notice of Termination,

(2) If the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that the Executive shall not have returned to the full-time performance of Executive's duties during such period of at least thirty (30) days, and

(3) If the Executive's employment is terminated for Good Reason, the date specified in the Notice of Termination shall be not more than thirty (30) days from the date the Notice of Termination is given to the Company.

     (c) Change of Control. For purposes of this Agreement, a "Change of Control" shall mean any of the following events:

(1) An acquisition of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 12(d) or 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) other than any parent, subsidiary or affiliate of the Company (provided such parent, subsidiary or affiliate was not created to facilitate an acquisition transaction) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than fifty percent (50%) of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change of Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change of Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary") or (ii) the Company or its Subsidiaries,

(2) The individuals who, as of the date of this Agreement is approved by the Board, are members of the Board (the "Incumbent Board") cease for any reason to constitute at least one half (1/2) of the members of the Board; provided, however, that if the election, or nomination for election of any new director was approved by a vote of the members of the Board as provided by the Company's Bylaws, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, or

(3) A complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary or a parent in a Non-Control Acquisition).

10.     EXCISE  TAX  PAYMENTS.

     In the event of a determination that a portion of any payment or benefit to the Executive or for his benefit payable or distributable pursuant to the terms of this Agreement is or will be deemed to be an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Internal Revenue Code of 1986, as amended (the "Code") (a "Payment" or "Payments"), the Company shall be responsible for the payment of any excise or similar tax assessed in connection therewith.

11.     NONCOMPETITION.

(a) Except with the prior written consent of the Company authorized by a resolution adopted by the Board, for the period beginning upon the date hereof and ending on (i) in the event of the termination of the Executive's employment by the Executive for Good Reason pursuant to Section 7(c) or by the Company pursuant to Section 7(d) hereof and the Executive is receiving payments from the Company pursuant to Section 8(d) hereof, the date on which the last such payment is received; or (ii) in the event of the voluntary termination of the Executive's employment by the Executive pursuant to Section 7(d) hereof or termination by the Company for Cause, the date which is nine (9) months from the Termination Date; Executive shall not directly or indirectly as owner, partner, joint venturer, stockholder, employee, broker, agent, principal, trustee, corporate officer, director, licensor, or in any capacity whatsoever engage in, become substantially financially interested in, employed by or have any connection with, any business engaged principally in the processing of electronic hotel reservations or travel agent commissions or providing hotel property system services or providing hotel representation or marketing services in any country where the Company or any of its subsidiaries is then engaged in such business; provided, however, that Executive may own any securities of any corporation which is engaged in such business and is publicly traded stock or securities of such corporation.

(b) Executive agrees that for a period of one (1) year following termination of employment with the Company, Executive will not solicit or in any manner encourage employees of the Company, its subsidiaries or parent to leave its employ.

(c) In case one or more of the terms contained in subsections (a) or (b) of this Section 11 shall for any reason become invalid, illegal, or unenforceable, such invalidity, illegality or unenforceability shall not affect any other terms herein, but such terms shall be deemed deleted and such deletion shall not affect the validity of the other terms of this section. In addition, if any one or more of the terms contained in subsections (a) or (b) of this Section 11 shall for any reason be held to be excessively broad with regard to time, duration, geographic scope or activity that term shall be construed in a manner to enable it to be enforced to the extent compatible with applicable law.

12.     SUCCESSORS  AND  ASSIGNS.

(a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place. The term "Company" as used herein shall include such successors and assigns. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

(b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

13.     FEES  AND  EXPENSES.

     The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as a result of the breach or default by the Company of the terms hereof.

14.     NOTICE.

     For purposes of this Agreement, notice and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third
(3rd) business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

15.     NON-EXCLUSIVITY  OF  RIGHTS.

     Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its subsidiaries shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

16.     SETTLEMENT  OF  CLAIMS.

     The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off (except against amounts actually owed by the Executive to the Company as evidenced by promissory notes, loan agreements and similar documents executed by the Executive), counterclaim, defense, recoupment or other right which the Company may have against the Executive or others.

17.     MISCELLANEOUS.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.




18.     GOVERNING  LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas without giving effect to the conflict of law principles thereof. Subject to Section 21 of this Agreement, any action brought by any party to this Agreement shall be brought and maintained in a court of competent jurisdiction in Dallas County, Texas.

19.     SEVERABILITY.

     The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provisions hereof shall not affect the validity or enforceability of the other provisions hereof.

20.     ENTIRE  AGREEMENT.

     This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.


21.     ARBITRATION.

     Any dispute or controversy arising out of or relating to this Agreement shall be determined and settled by arbitration in the City of Dallas, Texas, in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association then in effect, and judgement upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. Such arbitrator shall have no power to modify any of the provisions of this Agreement, and his or her jurisdiction is limited accordingly. A party requesting arbitration hereunder shall give ten (10) days' written notice to the other party to request such arbitration. Unless the arbitrator decides otherwise, the successful party in any such arbitration shall be entitled to reasonable attorneys' fees and costs associated with such arbitration. If the parties hereto cannot agree upon an arbitrator, then one shall be appointed by the governing office of the American Arbitration Association. Any arbitrator so appointed shall have extensive experience in a profession connected with the subject matter of the dispute. Whenever any action is required to be taken under this Agreement within a specified period of time and the taking of such action is materially affected by a matter submitted to arbitration, such period shall automatically be extended by the number of days plus ten (10) that are taken for the determination of that matter by the arbitrator.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its Chairman of the Board or Chairman of the Compensation Committee and the Executive has executed this Agreement as of the date and year first above written.


PEGASUS  SOLUTIONS,  INC.               EXECUTIVE:

By:     _____________________________   By:___________________________________
                                              Robert  J.  Boles,  Jr.
Print:     _____________________________

Title:     _____________________________

Exhibit  31.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I,  John  F.  Davis,  III,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August  14,  2003
/s/  JOHN  F.  DAVIS,  III                _
-------------------------------------------
John  F.  Davis,  III
Chairman,  Chief  Executive  Officer  and  President

Exhibit  31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002
I,  Susan  K.  Cole,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August  14,  2003
/s/  SUSAN  K.  COLE                _
-------------------------------------
Susan  K.  Cole
Executive  Vice  President  and  Chief  Financial  Officer

Exhibit  32.1


              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, John F. Davis, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 14, 2003                                         /s/ JOHN F. DAVIS, III
                                                        ----------------------
                                                           John F. Davis, III,
                                                               Chairman, Chief
                                               Executive Officer and President

Exhibit  32.2


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan
K.  Cole, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 14, 2003                                            /s/ SUSAN K. COLE
                                                     -----------------------
                                                              Susan K. Cole,
                                                    Executive Vice President
                                                 and Chief Financial Officer
                                              (Principal Accounting Officer)