Form 10-Q
period 2003-09-30
PEGASUS SOLUTIONS INC
filed 2003-11-14
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    CAMPBELL CENTRE I, 8350 NORTH CENTRAL EXP., STE 1900, DALLAS, TEXAS 75206
                     (Address of principal executive office)
                                   (Zip Code)

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 11, 2003 was 25,014,744.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX



                                                                            Page
                                                                            ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                              3

          a)   Condensed Consolidated Balance Sheets as of September 30, 2003
               and December 31, 2002                                           3
          b)   Condensed Consolidated Statements of Operations and
               Comprehensive Income (Loss) for the Three and Nine months
               Ended September 30, 2003 and 2002                               4
          c)   Condensed Consolidated Statements of Cash Flows for the
               Nine months Ended September 30, 2003 and 2002                   5
          d)   Notes to Condensed Consolidated Financial Statements            6

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


Part  I.  Financial  Information
Item  1.  Financial  Statements

                            PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)


                                     ASSETS

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2003              2002
                                                            -------------     ------------
Cash and cash equivalents                                      $ 89,514         $ 19,893
Short-term investments                                            5,071            4,033
Accounts receivable, net                                         23,622           25,886
Other current assets                                              9,028            8,368
                                                               ---------        ---------
  Total current assets                                          127,235           58,180

Goodwill, net                                                   139,533          139,533
Intangible assets, net                                            1,206            6,013
Property and equipment, net                                      70,727           71,442
Other noncurrent assets                                          24,322           12,927
                                                               ---------        ---------
    Total assets                                               $363,023         $288,095
                                                               =========        =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                       $ 21,327         $ 26,574
Unearned income                                                   9,243            7,812
Other current liabilities                                         7,035            6,799
                                                               ---------        ---------
  Total current liabilities                                      37,605           41,185

Noncurrent uncleared commission checks                            5,389            4,641
Other noncurrent liabilities                                     18,570           16,379
Convertible debt                                                 75,000                -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
     zero shares issued and outstanding                                  -             -
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     25,014,244 and 24,747,165 shares issued, respectively          250              247
  Additional paid-in capital                                    290,107          287,676
  Unearned compensation                                               -             (571)
  Accumulated other comprehensive loss                           (1,694)          (1,705)
  Accumulated deficit                                           (62,204)         (59,757)
                                                               ---------        ---------
    Total stockholders' equity                                  226,459          225,890
                                                               ---------        ---------
    Total liabilities and stockholders' equity                 $363,023         $288,095
                                                               =========        =========


        See accompanying notes to condensed consolidated financial statements.


                            PEGASUS SOLUTIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,

                                                     2003      2002          2003       2002
                                                    --------  --------    ---------  ---------
Revenues:
  Service revenues                                  $42,868   $46,614     $121,362   $138,105
  Customer reimbursements                             2,892     2,556        8,242      8,401
                                                    --------  --------    ---------  ---------
    Total revenues                                   45,760    49,170      129,604    146,506

Costs of services:
  Cost of services                                   21,141    21,810       64,283     68,777
  Customer reimbursements                             2,892     2,556        8,242      8,401
                                                    --------  --------    ---------  ---------
    Total costs of services                          24,033    24,366       72,525     77,178

Research and development                                949     1,215        3,545      4,503
General and administrative expenses                   5,543     6,070       17,925     18,676
Marketing and promotion expenses                      3,531     4,316       11,946     13,378
Depreciation and amortization                         5,185    12,058       22,459     36,452
Restructure costs                                        80         -        5,949          -
                                                    --------  --------    ---------  ---------
Operating income (loss)                               6,439     1,145       (4,745)    (3,681)

Other income (expense):
  Interest income (expense), net                       (254)      360          346        917
  Other                                                 240      (139)         270       (405)
                                                    --------  --------    ---------  ---------
Income (loss) before income taxes                     6,425     1,366       (4,129)    (3,169)

Income tax benefit (expense)                         (2,578)     (694)       1,682      1,124

Net income (loss)                                   $ 3,847   $   672     $ (2,447)  $ (2,045)
                                                    ========  ========    =========  =========

Other comprehensive income (loss):
     Change in unrealized gain (loss), net of tax        11         1           11        (21)
                                                    --------  --------    ---------  ---------
Comprehensive income (loss)                         $ 3,858   $   673     $ (2,436)  $ (2,066)
                                                    ========  ========    =========  =========

  Basic and diluted net income (loss) per share     $  0.15   $  0.03     $  (0.10)  $  (0.08)
                                                    ========  ========    =========  =========

  Basic weighted average shares outstanding          24,986    24,880       24,803     24,817
                                                    ========  ========    =========  =========

  Diluted weighted average shares outstanding        25,711    25,642       24,803     24,817
                                                    ========  ========    =========  =========


           See accompanying notes to condensed consolidated financial statements.


                            PEGASUS SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   --------------------
                                                                                     2003       2002
                                                                                   ---------  ---------
Cash flows from operating activities:
  Net loss                                                                         $ (2,447)  $ (2,045)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                    22,460     36,452
    Other                                                                             1,344      3,035
    Changes in assets and liabilities:
      Accounts receivable                                                             2,264     (1,253)
      Other assets                                                                   (3,908)    (1,130)
      Accounts payable and accrued liabilities                                       (5,247)    (8,627)
      Unearned income                                                                 1,432        475
      Other liabilities                                                               2,040      4,673
                                                                                   ---------  ---------
        Net cash provided by operating activities                                    17,938     31,580

Cash flows from investing activities:
  Purchase of marketable securities                                                 (12,212)    (8,786)
  Proceeds from maturity of marketable securities                                     3,000     16,400
  Purchase of property and equipment                                                (14,959)   (25,267)
  Proceeds from sale of property and equipment                                          110         38
  Investment in Travelweb, LLC                                                            -     (2,143)
  Collections of notes receivable                                                     1,655        207
                                                                                   ---------  ---------
        Net cash used in investing activities                                       (22,406)   (19,551)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                              1,770      1,770
  Purchase of treasury stock                                                              -     (1,213)
  Proceeds from convertible debt issuance                                            75,000          -
  Debt issuance costs                                                                (2,540)         -
  Other                                                                                (141)       (92)
                                                                                   ---------  ---------
        Net cash provided by financing activities                                    74,089        465

Net increase in cash and cash equivalents                                            69,621     12,494
Cash and cash equivalents, beginning of period                                       19,893     13,438
                                                                                   ---------  ---------

Cash and cash equivalents, end of period                                           $ 89,514   $ 25,932
                                                                                   =========  =========

Supplemental schedule of noncash investing and financing activities:
  Landlord paid tenant improvements                                                $    524   $  2,063
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

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality segments into one operating unit. As a result, the Company's operations have integrated support functions including consolidated sales and marketing, product development, service delivery, reservation and data management, information technology, finance and human resources. Because the Company has changed its management approach, organizational structure, operating performance assessment and reporting, and operational decision making from a segment perspective (technology and hospitality) to a single company perspective, the Company no longer reports separate segment information.

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

2.     NET  INCOME  (LOSS)  PER  SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The potential effect of the Company's convertible debt is not included in calculations of net income (loss) per share, as those securities are contingently convertible. For the three months ended September 30, 2003 and 2002, the weighted average shares used to compute income per share include approximately 725,000 and 762,000 shares,respectively, representing the dilutive effect of stock options. Excluded from the calculations of dilutive income per share for the three months ending September 30, 2003 and 2002 were 4.8 million and 3.7 million shares, respectively, as their effect would be anti-dilutive. The effect of stock options is not included in the calculations of diluted net loss per share for the nine months ended September 30, 2003 and 2002, as their effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculations were 5.5 million and 4.4 million for the nine months ended September 30, 2003 and 2002, respectively.

3.     STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock incentive and employee stock purchase plans. Compensation expense recorded for the stock incentive plan was zero and $357,000 for the three months ended September 30, 2003 and 2002, respectively, and $571,000 and $464,000 for the nine months ended September 30, 2003 and 2002, respectively.

The  following  table  represents the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (In thousands, except per share amounts):

                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30,                SEPTEMBER 30,
                              --------------------------------------------------
                                    2003        2002          2003       2002
                                  --------    --------        ----       ----

Net income (loss), as reported     $3,847      $ 672        ($2,447)    ($2,045)
Add:  Stock-based employee
  compensation expense included
  in reported loss, net of
  related tax effects                  -         232            347         302
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based methods for all awards,
  net of related tax effects       (1,482)    (1,610)        (4,573)     (4,015)
                                   ------     -------       --------     -------
Pro forma net income (loss)        $2,365      ($706)       ($6,673)    ($5,758)
Net income (loss) per share,
basic and diluted:
  As reported                       $0.15      $0.03         ($0.10)     ($0.08)
  Pro forma                         $0.09     ($0.03)        ($0.27)     ($0.23)

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock incentive plan. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans is amortized over the vesting period.

4.     RESTRUCTURE  COSTS

On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which is complete, included the elimination of redundant positions and consolidation of certain facilities. The elimination of redundant positions represented approximately 10 percent of the Company's workforce, primarily due to the integration of support functions.

For the three and nine months ended September 30, 2003, the Company recorded restructure charges of $80,000 and $5.9 million, respectively. Restructure costs are comprised of one-time termination benefits totaling $4.4 million and facilities-related and other charges totaling $1.5 million. As of September 30, 2003, unpaid restructure costs of $1.2 million are included in other current and noncurrent liabilities and are primarily facilities-related costs.

5.       CONVERTIBLE  DEBT

On July 21, 2003, the Company issued convertible senior notes totaling $75 million in principal through a private placement. The Company expects to use the net proceeds from the offering for working capital and other general corporate purposes.

These notes bear interest at an annual rate of 3.875 percent, payable semi-annually, through the maturity date of July 15, 2023. Each note is convertible into Pegasus' common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus' common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur.

The Company may redeem all or some of the notes for cash at any time on or after July 15, 2008, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest at the redemption date. Holders may require the Company to purchase the notes on July 16 of 2008, 2013 and 2018, or in other specified circumstances, at a purchase price equal to the principal amount due plus any accrued and unpaid interest at the purchase date and additional amounts, if any.

Concurrent with the issuance of the notes, the Company terminated its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). Prior to termination, there were no amounts outstanding under this credit facility.

The Company has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $2.1 million, securing the leases for the Dallas and Scottsdale offices. In July 2003, the Company amended its letter of credit agreements and funded $2.1 million as collateral for these letters of credit.

6.     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company's results of operations or financial condition.

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after December 15, 2003.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company sold its Summit Hotels and Resorts and Sterling Hotels & Resorts brand business to Indecorp Corporation ("Indecorp") on January 10, 2001. The sale agreement, as amended, provided for a $1.0 million and a $6.0 million promissory note from Indecorp. The $1.0 million promissory note accrued interest at an annual rate equal to prime plus 2 percent, and was repaid in August 2003. The $6.0 million note requires monthly payments for a period of eight years commencing July 1, 2002, and bears interest at an annual rate of 7 percent. The Company also accepted a $2.8 million promissory note that replaced existing outstanding trade receivables. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at an annual rate of 7 percent. During 2001, the Company recognized a $4.8 million pre-tax gain on the sale of Summit and Sterling.

The Company has evaluated its relationship with Indecorp and has determined that Indecorp is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary of Indecorp as defined by FIN 46 and, as a result, despite having no voting or operational control, the Company is required to consolidate Indecorp.

As a result of the foregoing, the Company will account for Indecorp in accordance with FIN 46 as if it had been consolidated since the sale of Summit and Sterling on January 10, 2001. Accordingly, the Company will record a cumulative-effect adjustment related to the adoption of FIN 46 in the fourth quarter of 2003, which is anticipated to include the effects of the reversal of the pre-tax gain of $4.8 million recognized on the initial sale. Additionally, the Company will begin consolidating Indecorp's results of operations on January 1, 2004. Based solely on unaudited financial information provided to the Company's management by Indecorp on a voluntary basis (which we have not, at this point, taken any independent steps to verify), Indecorp's total assets, liabilities, revenues, operating expenses, and net loss as of and for the unaudited year ended June 30, 2003 on a stand-alone basis were $13.8 million, $17.8 million, $24.3 million, $25.4 million, and $5.2 million, respectively. Indecorp is actively pursuing options to obtain additional third-party capital that may relieve the Company's requirement to consolidate its financial results. However, there can be no assurance that such a transaction will occur. To the extent that Indecorp is unsuccessful in obtaining a sufficient capital infusion, and its shareholders' equity balance is less than zero, Indecorp's future losses will be recognized by the Company. Any such losses recognized by the Company would be equally offset to the extent that Indecorp has future income prior to any allocations to minority interest holders.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a significant impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("FAS 150"). FAS 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. FAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, FAS 150 was effective at the beginning of the third quarter of 2003. The Company adopted FAS 150 effective July 1, 2003 with no material impact on its financial condition or results of operations.

7.     CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.     OTHER  EVENTS

In September 2003, the Company acquired all of the stock of Total Distribution System Limited, a UK developer of tour operator software applications, for approximately $1.7 million. The Company accounted for the acquisition as a capital expenditure because the acquired company's primary asset was its internally developed software.

On November 5, 2003, the Company announced that it had entered into a definitive agreement to acquire the outstanding stock of Unirez, Inc., a hotel reservations services company, for $38 million in cash, subject to certain post-closing adjustments. The transaction is expected to generate approximately $10 million in future tax deductions. Subject to the satisfaction or waiver of all closing conditions, the Company expects to close the acquisition of Unirez in the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level or operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, the closing of the acquisition of Unirez, Inc., as well as other risks and uncertainties described in Pegasus' filings with the Securities and Exchange Commission, specifically including those appearing under the caption Risk Factors in our 2002 Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Subsequent to September 11, 2001, transatlantic business travel and average daily rates have lagged behind the recovery in transaction volumes. Since our electronic distribution and central reservation system, or CRS, revenues are primarily transaction-based, revenues for these services, which had sharp decreases immediately following September 11, 2001, recovered relatively quickly and are close to the levels seen prior to September 11, 2001. However, the recovery in transaction volumes stalled due to the weak economic environment, continuing terrorist alerts and the war in Iraq. Further, since our hotel representation and commission processing services are based in large part on a combination of reservation volume and average daily rates, their recovery has been somewhat slower. In addition, we have experienced a lengthening in the sales cycle for some of our services, as new customers are hesitant to sign new contracts given the uncertain economic environment.

The weak economic climate in the United States, the war in Iraq and ongoing terrorist alerts have resulted in a decrease in the demand for hotel rooms and, therefore, have negatively impacted our revenues. In addition, financial crises in the airline industry and Severe Acute Respiratory Syndrome, or SARS, have negatively impacted the hospitality industry in 2003. We do not expect hotel reservation volume and average daily room rates to increase measurably until corporate earnings start to show improvement and accordingly the general corporate confidence drives business travel back to normal levels. Additional terrorist activities, escalation of hostilities in the Middle East or elsewhere, global health epidemics, or further delays in the economic recovery could have a material adverse effect on our business, operating results and financial condition.

OVERVIEW

Pegasus is a leading provider of hotel room reservation services, reservation technology systems and hotel representation services for the global hospitality industry. Our customers and distribution channels include:

   - Tens of thousands of travel agency locations around the world, including the 10 largest U.S.-based travel agencies based on revenues;
   - More than 50,000 hotel properties around the globe, including the 50 largest hotel brands in the world based on total number of guest rooms; and
   - Thousands of Web sites that have their hotel reservations "Powered by Pegasus" TM.

Previously, our services were organized into two business segments - technology and hospitality. On February 4, 2003, we announced a strategic reorganization to integrate our technology and hospitality segments into one operating unit.
As a result, we have integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continues our existing strategy of better aligning our businesses with our customers' needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. This plan, which is complete, includes the elimination of redundant positions and the consolidation of some functions and facilities. During the nine months ended September 30, 2003, we recorded $5.9 million of restructure costs, including $4.7 million paid in cash, which were primarily severance benefits for terminated employees.

SERVICES

Through our comprehensive and integrated service offerings we can provide one or more of the following services to the global hospitality industry: CRS, electronic distribution, hotel representation services, travel agent commission processing, and property management systems, or PMS.

Reservation Services. We were formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Our UltraSwitch(R) technology provides a seamless electronic connection between a hotel's CRS and the global distribution systems, or GDSs, which travel agents use to book airline reservations. This electronic distribution service supports a variety of distribution channels including the following:

   - GDS connectivity - Our electronic distribution service is linked to the four major GDSs and therefore connects our hotel customers to travel agents around the world.
   - Third-party Internet sites - We provide travel-related Internet sites access to our hotel information database containing more than 50,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, Orbitz.com, our affiliate Travelweb.com and our own Utell.com.
   - Hotel Internet sites - Our NetBookerTM service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are "Powered by Pegasus" offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

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

Our CRS service provides hotel customers with a license for our RezViewTM CRS software as well as the hardware and facilities necessary to process reservations. Our CRS service also includes the following support and outsourcing services:

   -  System  administration
   -  Database  administration

   -  Electronic  distribution  channel  management
   -  Telecommunications  management
   -  Private-label  voice  reservation  services

Hotel Representation Services. Hotel Representation Services, offered under the Utell brand, include marketing programs, sales representation, a voice reservation network in over 40 countries, and distribution through all GDSs and a proprietary Internet booking site, www.Utell.com, with thousands of linked third-party Internet sites. In order to sell their rooms in the marketplace, many independent hotels and small hotel chains associate themselves with our Utell brand, and use our systems and infrastructure to market and accept reservations for their rooms. Hotels typically utilize our hotel representation service for the following reasons:

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

Utell is the oldest, largest and most diverse hotel representation service in the world providing hotel sales, marketing, voice reservation and GDS and Internet services for nearly 4,400 hotels in more than 140 countries. Utell uses Pegasus' CRS, which offers advanced electronic distribution capabilities and provides both a GDS and Internet presence for member hotels.

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

Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service facilitates more efficient and effective operation for both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed over $350 million of hotel commissions in the nine months ended September 30, 2003.

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

In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc., or REZ, in 2000, and Global Enterprise Technology Solutions, LLC, or GETS, in 2001. Revenues for the first nine months of 2003 consisted of maintenance and support fees related to these PMS software solutions, as well as revenues from our PegasusCentral service.

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

Reservation Services. Reservation Services revenues consist of CRS and electronic distribution revenues. CRS revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView software. Electronic distribution revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel's central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Reservation Services revenues represented approximately 42 percent of service revenues for the nine months ending September 30, 2003.

Hotel Representation Services. Hotel Representation Services revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, the Paytell service allows international travelers, who book rooms at hotels for which we provide representation services, to prepay for their hotel rooms in the hotel's local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel's local currency. Revenues for this service are derived from transaction fees and the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. Hotel Representation Services revenues represented approximately 35 percent of service revenues for the nine months ending September 30, 2003.

Financial Services. Financial Services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial Services revenues represented approximately 19 percent of service revenues for the nine months ending September 30, 2003.

Property Systems and Services. Property Systems and Services revenues primarily consist of maintenance and support fees related to the REZ and GETS acquisitions. In addition, Property Systems and Services revenues include fees from our PegasusCentral product, which are recognized monthly. Property Systems and Services represented approximately 4 percent of service revenues for the nine months ending September 30, 2003.

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

COSTS

Pegasus' costs of services consist principally of personnel costs relating to information technology, customer service and telemarketing, facilities and equipment maintenance costs. Costs of services also include the cost of customer reimbursements. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, legal and accounting-related, and certain facilities costs. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements as well as amortization of software and intangible assets. Net interest income (expense), primarily includes interest expense and amortization of capitalized issuance costs related to the $75 million convertible debt offering. These costs are offset by interest income earned on the Company's investments.

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

THREE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Revenues. As reflected in the table below, total revenues for the three months ended September 30, 2003 and 2002 were $45.8 million and $49.2 million, respectively. Total service revenues decreased $3.7 million, or 8 percent to $42.9 million for the three months ended September 30, 2003, compared to $46.6 million for the same period in 2002. Overall, year-over-year revenue comparisons are impacted by the economic climate in the United States and internationally, with reductions in business travel. These factors were partially offset by the positive impact of foreign currency fluctuations.

Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands):

                                                     Three months ended
                                                       September 30,
                                                    --------------------
                                                    2003             2002
                                                    ----             ----

          Reservation Services                     $18,365         $19,717
          Hotel Representation Services             14,716          16,893
          Financial Services                         8,159           8,198
          Property Systems & Services                1,628           1,806
             Total service revenues                 42,868          46,614
                                                    ------          ------

                Customer reimbursements              2,892           2,556

                Total revenues                     $45,760         $49,170
                                                   -------         -------


Reservation Services revenues decreased $1.4 million, or 7 percent, to $18.4 million for the three months ended September 30, 2003, compared to $19.7 million for the same period in 2002. The decrease was primarily due to the termination of a customer contract that provided $2.2 million of revenue for the three months ended September 30, 2002 as well as a decrease in ongoing CRS customer revenue of $587,000, due to pricing pressure. These decreases were offset by a $1.4 million increase in electronic distribution revenues, primarily due to a 41 percent increase in Internet transactions. The increase in Internet transactions was primarily driven by leisure travelers taking advantage of low rates during the peak leisure travel months.

Hotel Representation Services revenues decreased by $2.2 million, or 13 percent, to $14.7 million for the three months ended September 30, 2003, compared to $16.9 million for the same period in 2002. The decrease was primarily due to a decline in transatlantic bookings for Utell hotels, caused primarily by the global economic climate and other world events, as well as an 11 percent decrease in the number of hotels Utell represents, as a result of pricing pressure from lower cost distribution channels. These items were partially offset by the favorable impact of foreign currency fluctuations.

Financial Services revenues for the three months ended September 30, 2003 and 2002 were $8.2 million. Current-year revenues reflect an increase in electronic reconciliation and tracking services of $480,000 and an increase in fees for our PegsPay service of $180,000. These increases were offset by a 3 percent decrease in gross commissions, resulting from a decrease in average daily rates charged by hotels.

Property Systems and Services revenues decreased $180,000, or 10 percent, to $1.6 million for the three months ended September 30, 2003 compared to $1.8 million for the same period in 2002. The decreased revenue was primarily due to a customer incentive granted in the three months ended September 30, 2003, related to a vendor's service outage. In addition, the Company's rollout of PegasusCentral was delayed by stability issues.

Customer reimbursements increased approximately $340,000 to $2.9 million for the three months ended September 30, 2003, compared to $2.6 million in the same period in 2002 due to an increase in our customers' GDS transaction volume.

Cost of services. Cost of services, excluding customer reimbursements, was $21.1 million for the three months ended September 30, 2003, compared to $21.8 million for the same period in 2002. The decrease was primarily due to lower payroll expenses due to the Company's 2003 restructuring and lower variable costs, due to a decline in transactions. Cost of services as a percentage of service revenues was 49 percent and 47 percent for the three months ended September 30, 2003 and 2002, respectively.

Research and development. Research and development expenses were $949,000 for the three months ended September 30, 2003, compared to $1.2 million in the same period in 2002. The decrease was primarily due to an increase in the capitalization of payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent for the three months ended September 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses were $5.5 million for the three months ended September 30, 2003, compared to $6.1 million for the same period in 2002. The decrease was primarily due to lower payroll expenses due to the Company's 2003 restructuring and cost-saving measures initiated in 2003, as well as reductions in discretionary spending in light of the challenging operating environment. General and administrative expenses as a percentage of service revenues were 13 percent for the three months ended September 30, 2003 and 2002.

Marketing and promotion expenses. Marketing and promotion expenses were $3.5 million for the three months ended September 30, 2003, compared to $4.3 million for the same period in 2002. The decrease was primarily due to lower payroll expenses, due to the Company's 2003 restructuring, as well as an increased focus on reducing discretionary spending in light of the challenging operating environment. Marketing and promotion expenses as a percentage of service revenues were 8 percent and 9 percent for the three months ended September 30, 2003 and 2002, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $5.2 million for the three months ended September 30, 2003, compared to $12.1 million for the same period in 2002. The decrease is primarily due to a $7.0 million impact as a result of the completion of amortization of certain intangible assets in March 2003.

Restructure costs. During the three months ended September 30, 2003, Pegasus incurred $80,000 of restructuring charges related to the reorganization of its operations from a business unit structure into distinct functional areas.

Interest income (expense), net. Net interest expense of $254,000 for the three months ended September 30, 2003 was the result of interest expense and amortization of capitalized debt issuance costs related to the $75 million convertible debt offering. These costs were offset by interest income on the Company's investments, which resulted in net interest income for the three months ended September 30, 2002.

Income tax expense. Pegasus recorded income tax expense of $2.6 million and $694,000 for the three months ended September 30, 2003 and 2002, respectively, reflecting effective rates of 40 percent and 51 percent, respectively. These rates differed from the statutory rate of 35 percent, primarily due to nondeductible expenses, offset by the benefit of lower foreign tax rates.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Revenues. As reflected in the table below, total revenues for the nine months ended September 30, 2003 and 2002 were $129.6 million and $146.5 million, respectively. Total service revenues decreased $16.7 million, or 12 percent to $121.4 million for the nine months ended September 30, 2003, compared to $138.1 million for the same period in 2002. Excluding a $3.5 million termination fee received from a customer following the termination of its contract in March 2002, service revenues decreased $13.2 million. Overall, year-over-year revenue comparisons are impacted by the economic climate in the United States and internationally, the war in Iraq, foreign currency fluctuations, and financial crises in the airline industry, as well as the effect the September 11, 2001 events had on the nine months ended September 30, 2002.

Other changes in the business are described in the paragraphs that follow the presentation of revenues below (In thousands):

                                                  Nine  months  ended
                                                       June 30,
                                                 ---------------------
                                                 2003             2002
                                                 ----             ----

      Reservation Services                      $51,729         $61,319
      Hotel Representation Services              42,067          49,176
      Financial Services                         22,757          22,594
      Property Systems & Services                  4,809          5,016
        Total service revenues                   121,362        138,105
                                                 -------        -------

        Customer reimbursements                    8,242          8,401

        Total revenues                          $129,604       $146,506
                                                --------       --------

        Total  service  revenues  from
        continuing  operations,
        excluding revenues for customer
        reimbursements                          $121,362       $134,571     (1)
                                                --------       --------

(1) Excludes a $3.5 million termination fee included in Reservation Services in March 2002.

Reservation Services revenues decreased $9.6 million, or 16 percent, to $51.7 million for the nine months ended September 30, 2003, compared to $61.3 million for the same period in 2002. Excluding the impact of the $3.5 million termination fee noted above, reservation services revenues decreased $6.1 million, or 10 percent. The decrease was primarily due to the termination of two customer contracts that provided $8.7 million of revenue in the nine months ended September 30, 2002, as well as a decrease in ongoing CRS customer revenue of $1.3 million due to pricing pressure. These decreases were partially offset by a $3.9 million increase in electronic distribution revenues, primarily due to a 35 percent increase in Internet transactions.

Hotel Representation Services revenues decreased by $7.1 million, or 14 percent, to $42.1 million for the nine months ended September 30, 2003, compared to $49.2 million for the same period in 2002. The decrease was primarily due to a decline in domestic and transatlantic bookings for Utell hotels, caused primarily by the global economic climate and other world events, as well as an 11 percent decrease in the number of hotels Utell represents as a result of pricing pressure from lower cost distribution channels. These items were partially offset by the favorable impact of foreign currency fluctuations.

Financial Services revenues increased approximately $160,000 to $22.8 million for the nine months ended September 30, 2003, compared to $22.6 million for the same period in 2002. The increased revenue was primarily attributable to an increase in electronic reconciliation and tracking services of approximately $1.5 million and an increase in fees for our PegsPay service of $380,000. These increases were offset by a 6 percent decrease in gross commissions, resulting from a decrease in transaction volume and the reduction in average daily rates charged by hotels.

Property Systems and Services revenues decreased $200,000 or 4 percent to $4.8 million for the nine months ended September 30, 2003, compared to $5.0 million for the same period in 2002. The decrease was primarily due to a customer incentive granted in the three months ending September 30, 2003, related to a vendor's service outage. In addition, the Company's rollout of PegasusCentral was delayed by stability issues.

Customer reimbursements decreased to $8.2 million in the nine months ended September 30, 2003, compared to $8.4 million in the same period in 2002 due to a decrease in our customers' GDS transaction volume.

Cost of services. Cost of services, excluding customer reimbursements, was $64.3 million for the nine months ended September 30, 2003, compared to $68.8 million for the same period in 2002. The decrease was primarily due to lower payroll expenses due to the Company's 2003 restructuring and lower variable costs, due to a decline in transactions. Additionally, the Company experienced a $1.3 million reduction in bad debt expense due to an overall improvement in the collectibility of the Company's accounts receivable as compared to the prior year, and a decline in consulting services of $760,000 for items that were incurred in 2002 but not in 2003. These decreases were offset by non-recurring costs of $1.4 million incurred in 2003 for the Company's move of the Arizona office and data center and transition activities resulting from the Company's strategic integration. Cost of services as a percentage of service revenues was 53 percent and 50 percent for the nine months ended September 30, 2003 and 2002, respectively.

Research and development. Research and development expenses were $3.5 million for the nine months ended September 30, 2003, compared to $4.5 million in the same period in 2002. The decrease was primarily due to an increase in the capitalization of payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 3 percent for the nine months ended September 30, 2003 and 2002.

General and administrative expenses. General and administrative expenses were $17.9 million for the nine months ended September 30, 2003, compared to $18.7 million for the same period in 2002. The decrease was primarily due to lower payroll and operating expenses, due to the Company's 2003 restructuring, as well as reductions in discretionary spending in light of the challenging operating environment. These decreases were offset by higher employee-related and insurance costs in 2003. General and administrative expenses as a percentage of service revenues were 15 percent and 14 percent for the nine months ended September 30, 2003 and 2002, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $11.9 million for the nine months ended September 30, 2003, compared to $13.4 million for the same period in 2002. The decrease was primarily due to lower payroll expenses, due to the Company's 2003 restructuring as well as an increased focus of reducing discretionary spending in light of the challenging operating environment. Marketing and promotion expenses as a percentage of service revenues were 10 percent for the nine months ended September 30, 2003 and 2002.

Depreciation and amortization. Depreciation and amortization expenses were $22.5 million for the nine months ended September 30, 2003, compared to $36.5 million for the same period in 2002. The decrease is primarily due to a $14.1 million impact as a result of the completion of amortization for certain purchased intangible assets in March 2003.

Restructure costs. During the nine months ended September 30, 2003, Pegasus incurred $5.9 million of restructuring charges, consisting of termination benefits and facilities-related costs related to reorganizing its operations from a business unit structure into distinct functional areas.

Income tax benefit. Pegasus recorded income tax benefit of $1.7 million and $1.1 million for the nine months ended September 30, 2003 and 2002 respectively, reflecting effective tax rates of 41 percent and 35 percent, respectively. The effective tax rate for the nine months ended June 30, 2003 differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, offset by nondeductible expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of liquidity at September 30, 2003 included cash and cash equivalents of $89.5 million and short-term investments of $5.1 million.

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

On July 21, 2003, Pegasus issued convertible senior notes totaling $75 million in principal through a private placement. Pegasus expects to use the net proceeds from the offering for working capital and other general corporate purposes.

These notes bear interest at an annual rate of 3.875 percent, payable semi-annually through the maturity date of July 15, 2023. Each note is convertible into Pegasus' common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus' common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur.

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

Pegasus had working capital of $89.6 million at September 30, 2003, compared to a working capital of $17.0 million at December 31, 2002. Net cash provided by operating activities decreased to $17.9 million for the nine months ending
September 30, 2003, from $31.6 million for the same period in 2002, primarily due to a reduction in service revenues and the impact of restructure costs incurred in 2003.

Net cash used in investing activities increased to $22.4 million for the nine months ended September 30, 2003, compared to $19.6 million for the same period in 2002. This increase was primarily the result of a decrease in proceeds from maturities of marketable securities, offset by a decrease in purchases of property and equipment associated with the finalization of our Dallas office relocation in 2002.

Pegasus expects to continue to incur capital expenditures related to adding capacity to existing systems and software development, which it estimates will total from $20 million to $23 million for 2003. Operating leases continue to be the only off-balance sheet financing arrangements in which Pegasus engages.

On November 5, 2003 the Company announced that it had entered into a definitive agreement to acquire the outstanding stock of Unirez, Inc., a hotel reservations services company, for $38 million in cash, subject to certain post-closing adjustments. The transaction is expected to generate approximately $10 million in future tax deductions. Subject to the satisfaction or waiver of all closing conditions, the Company expects to close the acquisition of Unirez in the fourth quarter of 2003.

On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus' common stock. No shares were repurchased during the nine months ended September 30, 2003, nor were there any shares repurchased through the date of this filing. Any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

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

OTHER  MATTERS

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after December 15, 2003.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Pegasus' Annual Report on Form 10-K for the year ended December 31, 2002, Pegasus sold its Summit Hotels and Resorts and Sterling Hotels & Resorts brand business to Indecorp Corporation on January 10, 2001. The sale agreement, as amended, provided for a $1.0 million and a $6.0 million promissory note from Indecorp. The $1.0 million promissory note accrued interest at an annual rate equal to prime plus 2 percent, and was repaid in August 2003. The $6.0 million note requires monthly payments for a period of eight years commencing July 1, 2002, and bears interest at an annual rate of 7 percent. Pegasus also accepted a $2.8 million promissory note that replaced existing outstanding trade receivables. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at an annual rate of 7 percent. During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of Summit and Sterling.

The Company has evaluated its relationship with Indecorp and has determined that Indecorp is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary of Indecorp as defined by FIN 46 and, as a result, despite having no voting or operational control, the Company is required to consolidate Indecorp.

As a result of the foregoing, Pegasus will account for Indecorp in accordance with FIN 46 as if it had been consolidated since the sale of Summit and Sterling on January 10, 2001. Accordingly, Pegasus will record a cumulative-effect adjustment related to the adoption of FIN 46 in the fourth quarter of 2003, which is anticipated to include the effects of the reversal of the pre-tax gain of $4.8 million recognized on the initial sale. Additionally, Pegasus will begin consolidating Indecorp's results of operations on January 1, 2004. Based solely on unaudited financial information provided to Pegasus' management by Indecorp on a voluntary basis (which we have not taken any independent steps to verify), Indecorp's total assets, liabilities, revenues, operating expenses, and net loss as of and for the unaudited year ended June 30, 2003 on a stand-alone basis were $13.8 million, $17.8 million, $24.3 million, $25.4 million, and $5.2 million, respectively. Indecorp is actively pursuing options to obtain additional third-party capital that may negate the Company's requirement to consolidate its financial results. However, there can be no assurance that such a transaction will occur. To the extent that Indecorp is unsuccessful in obtaining a sufficient capital infusion, and its shareholders' equity balance is less than zero, Indecorp's future losses will be recognized by Pegasus. Any such losses recognized by Pegasus would be equally offset to the extent that Indecorp has future income prior to any allocations to minority interest holders.

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

b)  Reports  on  Form  8-K  filed

On October 28, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operation and Financial Condition for its press release announcing its financial results for the third quarter ended September 30, 2003.

On  November  5,  2003  Pegasus Solutions, Inc. filed a report on Form 8-K under
Item 5 - Other Events, and furnished information under Item 9 - Regulation FD Disclosure, for its announcement of a definitive agreement to acquire the outstanding stock of Unirez, Inc., for $38 million in cash, subject to certain closing conditions and post-closing adjustments.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.





                      November 14, 2003                   /s/ JOHN F. DAVIS, III
                                              ----------------------------------
                                                             John F. Davis, III,
                                                                 Chairman, Chief
                                                 Executive Officer and President








                      November 14, 2003                        /s/ SUSAN K. COLE
                                                --------------------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer
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

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 14,  2003

/s/  JOHN  F.  DAVIS,  III
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

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 14,  2003

/s/  SUSAN  K. COLE
-------------------------------------
Susan  K. Cole
Executive  Vice  President  and  Chief  Financial  Officer

Exhibit  32.1


              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Davis, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                      November 14, 2003                   /s/ JOHN F. DAVIS, III
                                              ----------------------------------
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


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Susan K. Cole, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                             November 14, 2003                 /s/ SUSAN K. COLE
                                                --------------------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (Principal Accounting Officer)
