Form 10-K
period 2003-12-31
PEGASUS SOLUTIONS INC
filed 2004-03-11
CIK 1040261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 0-22935

Pegasus Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2605174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Campbell Center One, 8350 North Central Expressway, Suite 1900 Dallas, Texas 75206

(Address of principal executive office)
(Zip Code)

Registrant’s telephone number, including area code:

(214) 234-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Rights to purchase Series A Preferred Stock
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2003, based on the closing price of the registrant’s common stock on such date as reported on the NASDAQ national market, was $402,844,842.

      The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 9, 2004 was 24,411,563.

      Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of stockholders to be held on May 3, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

      Except where expressly indicated or the context otherwise requires, the “Company,” “Pegasus,” “we,” “our” or “us” when used in this annual report refers to Pegasus Solutions, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level or operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties, including those appearing in this report under the caption “Risk Factors.”

Overview

      Pegasus is a leading global provider of hotel reservations-related services and technology. Founded in 1989, Pegasus’ customers include a majority of the world’s travel agencies and more than 50,000 hotel properties around the globe. Pegasus’ services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The company’s representation services are used by approximately 7,000 member hotels in approximately 40 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. Pegasus has 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

      The year ended December 31, 2003 was a challenging year for the travel industry and Pegasus. The weak economic climate in the United States, the war in Iraq and the continuing threat of terrorism resulted in a decrease in the demand for hotel rooms and, therefore, negatively impacted our revenues. In addition, financial crises in the airline industry and Severe Acute Respiratory Syndrome, or SARS, negatively impacted the hospitality industry and Pegasus in 2003. These events had the most impact on our representation service, which also experienced increased competition from lower cost distribution channels domestically. Offsetting these revenue declines, our revenues were favorably impacted by $6.0 million due to stronger foreign currencies than what had been experienced in the prior year, particularly the Euro and the British Pound. In June, we began to see a gradual recovery in transaction volume but did not notice improving average daily rates.

      We were able to offset a large portion of the revenue decline by reducing our expenses. We began realizing synergies from our strategic integration during the third quarter, and we had strict controls over discretionary spending such as advertising, marketing and travel the entire year. Despite the revenue decline, a more efficient cost structure allowed Pegasus to invest in initiatives that we believe position the company well for producing new business when travel returns to higher levels.

Strategic Integration

      Previously, our services were organized into two business segments — technology and hospitality. During 2003, we completed a strategic reorganization to integrate our technology and hospitality segments into one operating unit. As a result, we have integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continues our existing strategy of better aligning our businesses with our customers’ needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company.

Acquisition of Unirez, Inc.

      On December 1, 2003, we completed the acquisition of all of the outstanding securities of Unirez, Inc., or Unirez, a hotel reservations services company. The acquisition was consummated pursuant to a Stock Purchase Agreement dated October 2003 and an Amendment to the Stock Purchase Agreement dated November 24, 2003. In consideration for the acquisition, Pegasus delivered to the securityholders of Unirez, on a pro rata basis, $35 million in cash and will deliver an additional cash amount estimated at $2.5 million on December 1, 2004, subject to certain conditions and post-closing adjustments. Pegasus utilized cash proceeds from its previously completed convertible debt offering to fund the acquisition. Unirez serves independent properties and small hotel groups by providing central reservation services that enable distribution of room inventory through global distribution systems, or GDSs, and Internet channels. Unirez’s primary assets include its software and intangible assets such as customer service agreements.

Issuance of convertible debt

      On July 21, 2003, Pegasus issued $75 million aggregate principal amount of convertible senior notes through a private placement. The notes bear interest at an annual rate of 3.875 percent, payable semi-annually, through the maturity date of July 15, 2023. Pegasus used a portion of the proceeds to acquire Unirez, as described above, and expects to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including stock repurchases.

Strategy

      Our goal is to be the leading provider of transaction processing services and technology solutions in hotel room distribution and to be the leading provider of hotel representation and marketing services to independent hotels and small hotel groups. We believe our central role as a service provider to the hospitality industry positions us well to achieve this goal. Key elements of our strategy include the following:

•	Improve Customer Satisfaction. During 2003, we launched an extensive customer satisfaction initiative beginning with a comprehensive customer satisfaction survey. The survey results laid the groundwork for developing a customer service vision and the metrics and tools to help us measure our performance against our customers’ expectations. In 2004, we are embarking on a company-wide campaign to embrace customer satisfaction as part of our corporate culture. To emphasize the importance of customer satisfaction, a portion of our employees’ compensation will be tied to customer satisfaction benchmarks. We plan to implement initiatives to continually monitor and evaluate our performance.

•	Expand Our Revenue Base. We intend to expand our revenue base domestically and internationally by adding customers and by cross-selling new and existing services to our current and future customers. We believe that by bundling our existing services with new services such as our connectivity representation service — Unirez by PegasusTM, PegasusCentralTM, PegsPayTM and PegsTourTM, we can increase our revenue base and provide comprehensive solutions for both new and existing customers.

•	Pursue New Hospitality and Travel Markets. We intend to pursue new hospitality markets, such as the wholesale and leisure tour operator markets. This market is very fragmented and has a high degree of manual processes which can benefit from the automation of our distribution services. To expedite our entry into this market, we acquired a developer of tour operator software during 2003. We plan to introduce our new group and tour service offering PegsTour within the next year. We also plan to expand the use of our services, particularly our financial services, into other travel markets, such as car rental and cruises.

•	Develop Leading Technologies and Expedite the Speed to Market on New Products. We strive to develop new technologies, services and solutions to meet the changing needs of our current and prospective customers. Under new information technology leadership, we are currently improving the organizational structure and processes of our information technology department with a focus on expediting the time to market of new product development.

•	Grow Hotel Representation Business. Independent hotels and small hotel groups have historically been more prominent internationally with the larger hotel chains being more recognized in the United States. We believe consumers’ demand for a unique hotel experience, combined with lower cost distribution channels such as the Internet, will increase the presence of independent hotels and small hotel companies internationally and in the United States. Our strategy is to offer this hotel segment services ranging from a basic central reservation system, or CRS, connection to full service representation, which includes marketing and voice reservation outsourcing. In December 2003, we acquired Unirez, which offered a connectivity-only service and fulfilled our multi-tiered representation strategy for independent hotels and small hotel groups. We also plan to continue focusing on travel agency relationships by automating the commission payment process and encouraging our hotel customers to pay commissions.

•	Build Strategic Alliances and Partnerships. We seek to build strategic alliances and partnerships, particularly related to sales distribution and product packaging. We believe that these relationships will broaden the brand recognition and market presence of our services and help to expand our customer base. We may also seek to acquire assets, technology and businesses that provide complementary services to our existing customers or access to other new travel-related markets and customers.

Services

      Through our comprehensive and integrated service offerings we can provide one or more of the following services to the global hospitality industry:

      Reservation Services. We provide CRS services on an application service provider, or ASP, basis to approximately 7,500 hotel properties, representing approximately 1.3 million hotel rooms worldwide (including properties in our full-service representation portfolio). During 2003, we processed approximately 12 million hotel bookings through our CRS.

      Reservation services provides hotel companies and hotel representation companies with a complementary suite of included and optional service components. At the core of reservation services is the RezViewTM CRS, which is fully hosted, maintained and managed by Pegasus. Optional reservation services components include:

•	Electronic distribution channel management

•	Internet distribution

•	Private-label Internet distribution

•	Global distribution services

•	Private-label voice reservation services

•	Database administration

•	Third-party systems interfacing

      Distribution Services. Distribution services provides the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four GDSs used by travel agencies worldwide, a growing number of tour operators, wholesalers, and a wide variety of Powered by Pegasus TM Internet sites. During 2003, distribution services processed over 25 million transactions. Distribution services offered to hotel companies include:

•	GDS distribution — We connect hotel companies to the traditional distribution systems used by travel agencies around the world for the distribution of hotel room rates and inventory. These systems are known as global distribution systems, and there are currently four major ones: Sabre, Galileo, Amadeus and Worldspan.

•	Third-party Internet sites — We provide travel-related Internet sites access to our hotel information database containing content and images on more than 50,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, Orbitz.com, our affiliate Travelweb.com and our own Utell.com.

•	Hotel Internet sites — Our NetBooker™ service provides hotel companies with a hotel information database and Internet-based reservation capabilities. Hotel Internet sites that are “Powered by Pegasus” offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups. With the Unirez acquisition, Pegasus now represents approximately 7,000 independent and small hotel group properties around the world, including more than 3,000 in the Americas.

      In order to sell their rooms in the marketplace, many independent hotels and small hotel groups associate themselves with our representation services and use our systems and infrastructure to accept reservations for their rooms. Hotels typically utilize our representation services to obtain a presence in the primary electronic distribution channels (GDSs and the Internet) through our CRSs and global voice reservation capability.

      Our basic representation service, Unirez by Pegasus, provides a connection to all GDSs and thousands of linked third-party Internet sites through a leading Web-based CRS. The advanced technology offers a user-friendly interface whereby our hotel customers can upload or modify hotel data, including room rates, availability and descriptions, at any time.

      In addition to a CRS connection, our full service offering, Utell by Pegasus™, includes marketing programs, sales representation, a voice reservation call center network covering over 40 countries and enhanced account management support. Hotels using our full service representation offering benefit from the enhanced market image created by affiliation with Utell, a well-known name in hotel distribution, as well as worldwide sales and marketing support.

      Full service representation customers also have the option to utilize our payment processing solutions, Paytell® and TravelCom®. In some international markets, it is customary for travelers to prepay for hotel rooms and other travel arrangements. Paytell is a service that allows travelers to prepay for reservations, with Pegasus remitting amounts to hotels when the guest stay occurs. TravelCom is an Internet-based proprietary system that allows member hotels to expedite commission payments to travel agents.

      Property Services. PegasusCentral is a full-featured Internet-based property management system, or PMS. PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions from a single location. Its intuitive user interface also works with existing Pegasus products, and its superior training capability makes PegasusCentral a cost-effective solution for the hotel industry. PegasusCentral assists in the management and operation of many hotel functions, including:

•	Enhanced property management

•	Customer relationship management

•	Group management

•	Back-office modules such as receivables, payables and purchasing

•	RezView interface for two way reservation transmission

•	Pegasus commission processing interface

      Particularly in today’s economic climate, hotel companies can realize the benefits of PegasusCentral through the following:

•	Reduced capital equipment expenditures — Other PMS services typically require significant capital expenditures. Because PegasusCentral is Internet-based, hotel properties will incur only the cost of a computer with Internet access to operate this system. Centrally hosted hardware and data services are located at Pegasus’ data center, providing secure central storage for applications and data.

•	Reduced employee training costs — PegasusCentral’s E-learning solution is easy to use, offering convenient pull-down menus, substantially reducing the customer’s learning curve. New employees, as well as existing employees will be able to access E-learning from any location to learn or refresh their skills.

•	Reduced IT staffing costs — PegasusCentral performs system upgrades from a centralized facility resulting in instant product rollouts to all locations. This reduces the need for on-site technical experts and eliminates long rollout schedules and complex system upgrades. Systems backups are regularly scheduled through our professional data center to ensure that the most accurate data is secured.

•	Available per-transaction pricing — With available per-transaction pricing, hotels pay transaction fees only as their rooms are occupied, better aligning technology costs with room revenues.

      In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc., or REZ, and Global Enterprise Technology Solutions, LLC, or GETS. Revenues for 2003 consisted of maintenance and support fees related to these PMS software solutions, as well as revenues from our PegasusCentral service.

      Financial Services. Financial services provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies in more than 200 countries. Key services include: commission processing; commission reconciliation and tracking for member agencies; and global commission solutions for participating hotels.

      Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service benefits both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed approximately $473 million in hotel commissions in 2003.

      PegsPay is our payment processing service targeted at travel distributors that operate under the merchant model. Under the merchant model, travel distributors receive hotel room inventory from suppliers at wholesale, or “net”, rates. Travel distributors then set the retail price for rooms and process transactions as the merchant of record, but are generally not obligated to pay suppliers for unsold inventory.

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

Competition

      Our service offerings face competition from within their respective markets. Principal factors affecting our customers’ purchasing decisions for our services include pricing, product functionality and product performance. To compete successfully, we must meet our customers’ expectations and develop new technological solutions to meet the changing needs of the hospitality industry. There can be no assurance that any of our services will compete successfully.

      Reservation Services. Our reservation service competes with hotel companies that develop and host their own CRSs and third parties that provide CRS and related services under a license agreement or as an ASP. Our reservation service competitors include Trust International, SynXis Corporation and MICROS Systems, Inc.

      Distribution Services. Pegasus’ distribution services support a variety of distribution channels, each with its own competition. For example:

•	GDS connectivity — Our GDS connectivity service competes primarily with WizCom International, Ltd. Customers may change their electronic reservation interface to WizCom or to another similar service. Also, some hotels have established a direct connection to one or more GDSs rather than through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass our intermediary position and eliminate the need to pay our fees. However, the cost to maintain a separate connection to each GDS is typically more costly than maintaining a single connection to Pegasus.

•	Third-party and hotel Web sites — Our online distribution services face competition in the online hotel room reservation business from GDSs, middleware providers and Web sites establishing direct connections. Several competitors have Web-based reservation services offering a more comprehensive range of travel opportunities than we do, such as air, car rental and vacation packages. These competitors include Hotels.com, Travelocity.com, Orbitz.com and Expedia.com. Other potential competitors are Web site development companies that could develop an interface directly between a hotel’s property system and a travel Web site or an interface between a hotel company’s CRS and a travel Web site. These companies are known as middleware providers. The cost of entry into the Internet hotel room reservation business is relatively low.

      Representation Services. Our hotel representation services compete with other providers of distribution, sales and marketing services, including hotel groups, franchisers, reservation companies and other travel or hotel representation companies. Our largest competitors for hotel representation are VIP International Corporation, SHS-WorldHotels, Supranational Hotels, SynXis Corporation and Sceptre Hospitality Resources.

      Property Services. Our property services compete with hotel companies that sell their own PMSs and third parties that provide PMSs. Our primary property service competitors include MICROS Systems, Inc., Hotel Information Systems, Northwind’s Maestro PMS and Ramesys Hospitality.

      Financial Services. Our commission processing service faces competition principally from Perot Systems, Inc. In addition, current or prospective hotel customers can decide to process commission payments on their own. Our new PegsPay service competes with credit card processors.

Seasonality

      Our business, particularly our representation services, is sensitive to seasonal changes in the demand for hotel rooms. The demand for business and leisure travel is typically lower in the first and fourth quarters of the year; therefore, these quarters have historically generated lower revenue than the second and third quarters. Because the majority of our operating expenses are fixed, fluctuations in revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

International Operations

      We derive approximately 39 percent of our revenue from customers located outside the United States, particularly in Europe. Fluctuations in the value of foreign currencies relative to the U.S. Dollar directly impact our revenues and expenses. More information regarding specific risks associated with our foreign operations and our exposure to movements in foreign currency exchange rates is available under the heading “Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Research and Development

      Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces and database design and enhancement. Our total research and development expense was $5.2 million, $5.8 million and $7.8 million for 2003, 2002 and 2001, respectively. The decrease in research and development expenses in 2003 is primarily due to the increase in capitalized payroll costs associated with software development efforts.

Employees

      At February 29, 2004, we had 1,320 employees, 950 of which are located in the United States. We had 306 persons performing information technology functions, 775 persons performing sales and marketing, customer relations and business development functions, and the remainder performing corporate, finance and administrative functions. We have no unionized employees. We believe that our employee relations are satisfactory.

Available Information

      The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. As an electronic filer, Pegasus’ reports, proxy and information statements, and other information is available at the SEC’s Internet site, http://www.sec.gov.

      Our Internet address is www.pegs.com. Select Company SEC reports, including Reports on Form 10-K, Form 10-Q and Form 8-K (and amendments to those reports), are available free of charge on our Web site as soon as reasonably practicable after electronic filing or furnishing with the SEC. Our Code of Ethics for Senior Financial Officers, amendments thereto and waivers thereof are published and maintained on our Web site. Once published, any waiver will be posted for at least twelve months after it is granted. We disclaim incorporation by reference of information contained on any Internet site.

Risk Factors

Risks related to our industry

A weakened economic climate and other world events may adversely affect our stock price, operations and financial performance.

      A weakened economic climate and the other world events, such as the continuing threat of terrorism, the war in Iraq, health epidemics and continuing geopolitical uncertainty, have adversely impacted the travel industry and our business. These events were preceded by the terrorist attacks of September 11, 2001, which resulted in sharp declines in both the number of hotel room reservations and the average daily rate charged for hotel rooms. The overall long-term impact of these events on Pegasus and the travel industry is uncertain, but their continued existence is likely to have a material adverse effect on our business, operating results and financial condition.

As nearly all of our revenues are derived from the hotel industry, a downturn in the hotel industry would likely adversely affect our business.

      Nearly all of our revenues are directly or indirectly dependent on the hotel industry, which is highly sensitive to any change in the economic conditions affecting business and leisure travel as well as the matters addressed in the preceding risk factor. The hotel industry is susceptible to rapid and unexpected downturns, as experienced after the events of September 11, 2001, the war in Iraq, and the SARS health crisis. In the event of any further downturn in the hotel industry, we would likely experience significantly reduced revenues, as the use of our services and the demand for our future services and solutions would decline. A continued downturn in the hotel industry or any reduction in the demand for hotel rooms and travel generally, would negatively impact our business, operating results and financial condition. Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

•	General economic conditions including recession, inflation and currency fluctuations

•	Political instability

•	Increased government regulation and enforcement

•	Global or regional health issues

•	Gasoline and aviation fuel price escalation

•	Labor strikes

•	Instability in the airline industry

      We may experience substantial period-to-period fluctuations in our results of operations as a consequence of these factors and others and the general economic conditions affecting the demand for hotel rooms and travel.

Reductions in room rates and hotel commission payments would reduce our revenues and net income.

      Pegasus financial services, which includes our commission processing service, derives revenues based on the dollar value of travel agency commissions paid by hotels. The dollar value of these commissions is based on the number of reservations, the length of stay and the room rate. Hotels typically are under no contractual obligation to pay room reservation commissions to travel agencies. Hotels could elect to reduce the current industry customary commission rate of 10 percent, limit the maximum commission generally paid for a hotel room reservation or eliminate commissions entirely. Hotels increasingly utilize other direct distribution channels, like the Internet, or offer negotiated rates to major corporate customers that are non-commissionable to travel agencies. If there is any decline in average daily room rates, change in the commission payment process, reduction in the amount of commissions paid for reservations or any increase in the direct distribution of rooms by hotels, our revenues and net income could substantially decrease.

Consolidation in the hotel industry and electronic reservations industry could result in reduced revenues.

      We offer volume-based discounted fees for some of our services. The recent consolidation in the hotel industry has resulted in a higher percentage of discounted fees, and this trend could continue. In addition, the GDS industry has consolidated into four major GDSs. If further consolidation occurs, the value of our services and the benefits to hotel operators of utilizing our GDS distribution service would be reduced. Any potential decrease in our customer base or any potential increase in the percentage of discounted fees may adversely affect the profitability of our business.

Risks Related to the Company

Loss of our arrangements with key customers could adversely affect our business.

      Our business is dependent upon our customer arrangements with hotel chains, independent hotels, hotel representation firms, travel management companies, travel agencies, travel agency consortia, global distribution systems, travel-related Web sites and Internet-based information and reservation systems. In the future, our customers may elect to perform certain functions themselves, may circumvent our services, may select the services of competing companies, or we may otherwise be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. In addition, customers may elect to utilize our lower cost service offerings over our higher-priced offerings that provide us with greater revenue. For example, our representation customers may switch from our full service offering Utell by Pegasus to our connectivity only offering Unirez by Pegasus, resulting in less revenue to us. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources.

Loss of third party service arrangements could adversely affect our business.

      We rely on third parties for many services, including remittance and worldwide currency exchange services for our commission processing service and for facility maintenance and SAP hosting. If we are unable to renew or extend our contracts with existing third-party service providers or enter into contracts with alternate service providers on favorable terms, it could adversely affect our business, operating results and financial condition.

If we do not develop new technologies and services in a timely manner with acceptable performance levels that meet the changing needs of participants in the hotel industry or the new technologies and services we develop are not utilized, we may be unable to compete effectively and our continuing operations may be adversely affected.

      Our future success depends on our ability to develop leading technologies, enhance our existing services and develop and introduce new services in a timely manner and with acceptable performance levels. In particular, our technologies and services must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services in a timely manner and with acceptable performance levels.

      We also may experience difficulties that could delay or prevent the successful development or introduction of these services. It is also possible that a new service, while achieving a technological success, may fail to be accepted and utilized by prospective customers.

      We also rely increasingly on third party arrangements for the development and provision of our services. Such “outsourcing” presents a number of risks primarily relating to our reduced control of the operations that are outsourced. Further, because much outsourcing occurs outside of the U.S., these activities are subject to the risks of international operations, including the risk of increased governmental regulation of these activities.

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

      We compete in markets that are rapidly evolving, intensely competitive and involve continually changing technology and industry standards. We may experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we possess. Competitive pressures could reduce our market share or require us to reduce the prices of our services. Our inability to compete effectively with these services could adversely affect our business, operating results and financial condition.

Our computer systems and databases may suffer system failures, business interruptions or security breaches that could impede our ability to service our customers and could negatively impact our business.

      Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. A significant amount of our computer equipment is located in Scottsdale, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Our infrastructure may also fail to provide consistent dependable service as a result of circumstances both in and out of our control. Any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations could adversely affect our business, operating results and financial condition.

We may not have the resources to effectively manage our growth, and difficulties in managing and integrating organizations may cause future acquisitions or joint ventures to disrupt our operations and impede our operating results.

      Our potential future growth may place significant demands on management as well as on our administrative, operational and financial resources. Expanding our business to take advantage of new market opportunities will require significant management attention and Company resources, possibly adversely impacting our existing operations.

      In addition to our 2003 acquisitions of Total Distribution System Limited, or TDS, and Unirez, we regularly evaluate acquisition and joint venture opportunities and in the future may make additional acquisitions of other companies or technologies or enter into joint ventures. Acquisition and joint ventures involve many risks including:

•	Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations

•	Diversion of management’s attention from other business concerns

•	Issuance of dilutive equity securities and the incurrence of debt or contingent liabilities

•	Large write-offs and amortization expense related to identifiable intangible assets

•	Loss of key employees of acquired organizations

•	Risks of entering markets in which we have no or limited prior experience

•	Payments of cash and the assumption of liabilities of other businesses

      Our inability to manage growth or to integrate any acquisitions or joint ventures could adversely affect our business, operating results and financial condition.

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

      As of December 31, 2003, we had accounts receivable as a result of our ongoing operations of approximately $25.2 million. Additionally, we had notes receivable of approximately $7.5 million at December 31, 2003, primarily related to the sale of business units to IndeCorp Corporation. Our receivables, including the amounts due and payable to us by IndeCorp, are monitored by management for collectibility. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of parties to make required payments, including the amounts payable by IndeCorp under promissory notes payable to us. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because we may incur additional expense for past or future fiscal periods to increase our allowance for doubtful accounts and we may receive less cash than expected if the financial condition of the parties were to deteriorate resulting in an impairment of their ability to make payments.

Our international operations make us susceptible to currency fluctuations, global economic factors, foreign tax law issues, information privacy laws and foreign business practices, which could reduce our revenues, increase our cost of doing business and erode our profit margins.

      We derive a substantial portion of our revenue from customers located outside the United States, primarily in Europe. If the value of foreign currencies relative to the U.S. Dollar decreases, our revenues translate to a lower U.S. Dollar amount.

      Our international operations are also subject to other risks, including:

•	Impact of possible adverse political and economic conditions

•	Potentially adverse tax consequences

•	Impact of the policies and regulations of the United States and foreign governments on foreign trade and commerce, such as the USA PATRIOT Act

•	Compliance with information privacy laws and related enforcement actions

•	Reduced protection for intellectual property rights in some countries

•	Changes in regulatory requirements

•	Cost of adapting our services to foreign markets

•	High costs associated with office closures and personnel reductions

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

      Our success depends on our ability to retain the services of our current executive officers and other key personnel, and to manage effectively any transition in the event of a change in such key personnel. Even though we currently have “key-man” insurance covering our CEO, this insurance amount may not adequately compensate us for the loss of his services and does not cover other key personnel. We cannot guarantee that we will be able to successfully identify, attract, motivate and retain other highly skilled personnel in a timely and effective manner. Our failure to retain our officers and key personnel or to recruit new personnel could adversely affect our business, operating results and financial condition.

Government regulation, new or amended laws and other legal uncertainties could force us to change our operations.

      Our operations are subject to the laws and regulations of the United States and numerous states and international jurisdictions. Changes regarding any of these laws and regulations, their enforcement or our understanding of the applicable requirements could force us to change our operations or result in other uncertain consequences. Also, our primary customers are hotel chains, independent hotels, hotel representation firms and travel agencies, and we participate in a venture with six other companies. As a result of these relationships, any federal, state or foreign governmental authorities, competitors or consumers could raise anti-competitive concerns regarding our relationship with our customers or otherwise. In addition, we are subject to the same federal, state and local laws as other companies conducting business on the Internet. Many of these laws and regulations are new, have not yet been thoroughly interpreted by the courts, and are subject to change by many jurisdictions, including federal, state, municipal and international jurisdictions. Any change in these laws or regulations, or any such actions or similar allegations by third parties, could have a material adverse effect on our business, operating results and financial condition.

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

Litigation or other proceedings could result in substantial costs and divert our management’s time and attention.

      From time to time, we are involved in legal and other regulatory proceedings. We intend to defend our rights vigorously during any of these proceedings. Regardless of the merits of any issues raised in any of these proceedings, our involvement could result in substantial costs and divert management’s time and attention from our business, which could adversely affect our business, financial condition and results of operations.

We increased our leverage as a result of the sale of the convertible notes in July 2003.

      In connection with the sale of the convertible notes, we incurred $75 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

      Our ability to generate cash flow from operations to make interest payments on the convertible notes will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the hotel industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and acquisitions. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to repay or purchase the principal amount of the convertible notes.

      At maturity, the entire outstanding principal amount of the convertible notes will become due and payable by us. In addition, on July 16, 2008, July 16, 2013 and July 16, 2018 or if a fundamental change occurs, as defined in the indenture relating to the convertible notes, each holder of the convertible notes may require that we purchase all or a portion of that holder’s notes. We cannot assure you that we will have sufficient funds or will be able to arrange for additional financing to pay the principal amount or purchase price due. In that case, our failure to repay the convertible notes at maturity or to purchase any tendered notes would constitute an event of default under the indenture.

Our reported earnings per share may be lower and more volatile because of the contingent conversion provision of the notes.

      Holders of the notes are entitled to convert the notes into our common stock, among other circumstances, if the closing sale price of our common stock for at least 20 trading days in the 30 trading day period ending on the last day of the immediately preceding calendar quarter is greater than or equal to 120% of the conversion price in effect on that 30th trade day. Until this contingency or another conversion contingency is met, the shares underlying the notes are not included in that calculation of our basic or fully diluted earnings per share. Should this contingency be met, fully diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the fully diluted earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our fully diluted earnings per share.

Our stock price has been and may continue to be extremely volatile due to many factors.

      Several factors have caused, and may in the future cause, our stock price to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

•	Acts of terrorism, retaliation for such acts and the prospect of war

•	Actual or anticipated variations in our quarterly operating results

•	Our ability to successfully develop, introduce and gain acceptance of new or enhanced products and services to the hotel industry on a timely basis

•	Unexpected changes in demand for our services and solutions

•	Unpredictable volume and timing of customer revenues due to seasonality in the travel industry, the terms of customer contracts and other factors

•	Purchasing and payment patterns, as well as pricing policies, of our competitors

•	Announcements of technological innovations or new services by us or our competitors

•	Changes in financial estimates by securities analysts

•	Conditions or trends in the Internet and online commerce industries

•	Changes in the market valuations of other similarly situated companies

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

•	Market fluctuations and performance of the hotel industry

•	Unscheduled system downtime

•	Lack of confidence in the Company’s ability to execute on certain products or services

      In addition, the trading prices of hospitality and technology stocks in general have historically experienced extreme price and volume fluctuations. Any negative changes in the public’s perception of the prospects of hospitality or electronic commerce companies or other broad market and industry factors could depress our stock price regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline.

Our minority interest and other investments could adversely affect our financial condition and results of operations.

      We have in the past and may in the future make investments in other companies and ventures. There can be no assurance of the success of any such investment. Additionally, Financial Accounting Standards Board Interpretation No. 46 may require us to consolidate entities with which we have an affiliation but no voting or operational control. In doing so, we may have little or no control over the success of the company or venture and we may be required to record the losses of these consolidated entities in our financial statements.

Item 2.	Properties

      Our corporate headquarters is located in a leased facility with approximately 100,000 square feet of space in Dallas, Texas. We also have regional hubs in Scottsdale, London and Singapore with approximately 145,000, 20,000 and 8,000 square feet of leased office space, respectively. In total, we have 17 offices in 12 countries, all of which are leased facilities. We believe that our existing facilities are well maintained and in good operating condition. We believe that our planned and existing facilities are adequate for our anticipated levels of operations.

Item 3.	Legal Proceedings

      We are a party from time to time to certain routine legal proceedings arising in the ordinary course of our business. Although the outcome of any legal proceeding cannot be predicted accurately, we do not believe any liability that might result from such proceedings could have a material adverse effect on our business, operating results and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the NASDAQ National Market under the symbol “PEGS” since August 7, 1997. At March 9, 2004, there were approximately 359 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater.

      The following table shows the range of quarterly high and low sales prices for Pegasus’ common stock.

	High	Low

2003
Fourth quarter	$14.06	$9.30
Third quarter	17.00	13.34
Second quarter	17.00	10.70
First quarter	11.96	9.16
2002
Fourth quarter	$12.65	$8.89
Third quarter	17.83	10.30
Second quarter	21.22	12.99
First quarter	19.30	13.66

      We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in financing agreements, requirements related to our convertible debt offering, our general financial condition and general business conditions.

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

      The following selected consolidated financial data as of and for the years ended December 31, 2003 and 2002, and for the year ended December 31, 2001 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2001 and as of and for the years ended December 31, 2000 and 1999 are derived from Pegasus’ financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

      The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Pegasus’ consolidated financial statements and notes thereto.

	Year Ended December 31,

	2003	2002	2001	2000	1999
	(1), (2), (3),(4)	(1),(2),(4)	(1), (2),(5)	(1),(5),(6)	(5),(6)

	(In thousands, except per share data)
Service revenues	$161,245	$178,769	$180,668	$162,199	$38,036
Customer reimbursements	11,485	11,181	12,079	10,452	682

Total revenues	172,730	189,950	192,747	172,651	38,718
Net income (loss)	(1,832)	(3,519)	(29,737)	(26,582)	8,666
Net income (loss) per share
Basic	(0.07)	(0.14)	(1.21)	(1.14)	0.47
Diluted	(0.07)	(0.14)	(1.21)	(1.14)	0.44
Working capital (deficit)	59,057	16,995	(5,541)	9,049	145,787
Total assets	366,560	288,095	305,668	357,705	163,540
Long-term debt	75,000	—	—	20,000	—
Total stockholders’ equity	228,656	225,890	231,201	260,572	156,772

(1)	Pegasus’ selected consolidated financial data includes the operating results related to the acquisition of REZ, Inc. in April 2000.

(2)	Pegasus’ selected consolidated financial data includes the operating results of GETS following the acquisition in September 2001.

(3)	Pegasus’ selected consolidated financial data includes the operating results of Unirez following the acquisition in December 2003.

(4)	Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” Pegasus ceased to record goodwill amortization.

(5)	Revenues have been reclassified to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.”

(6)	Certain net income (loss) per share amounts were retroactively adjusted for a three for two stock split that occurred in January 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this annual report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this annual report on Form 10-K. This discussion and analysis contains forward-looking statements including statements using terminology such as “may,” “will,” “expects,” “plans,”

“intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level or operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties, including those appearing under the caption “Risk Factors” set forth under Item 1 of this annual report on Form 10-K.

Overview

      The year ended December 31, 2003 was a challenging year for the travel industry and Pegasus. The weak economic climate in the United States, the war in Iraq and the continuing threat of terrorism resulted in a decrease in the demand for hotel rooms and, therefore, negatively impacted our revenues. In addition, financial crises in the airline industry and Severe Acute Respiratory Syndrome, or SARS, negatively impacted the hospitality industry and Pegasus in 2003. These events had the most impact on our representation service, which also experienced increased competition from lower cost distribution channels domestically. Offsetting these revenue declines, our revenues were favorably impacted by $6.0 million due to stronger foreign currencies than what had been experienced in the prior year, particularly the Euro and the British Pound. In June, we began to see a gradual recovery in transaction volume but did not notice improving average daily rates.

      We were able to offset a large portion of the revenue decline by reducing our expenses. We began realizing synergies from our strategic integration during the third quarter of 2003, and we had strict controls over discretionary spending such as advertising, marketing and travel during the entire year. Despite the revenue decline, a more efficient cost structure allowed Pegasus to invest in initiatives that we believe position the company well for producing new business when travel returns to higher levels.

      Late in 2003, we discovered stability issues with our property management system PegasusCentral. Using both internal and external resources, we performed a diagnostic review and a detailed root-cause analysis. Together with our consultant in this process, we have determined that by remediating a small percentage of the code we could correct the significant issues impacting our customers, and that by developing additional functionality we could significantly improve our product offering. For InterContinental Hotels Group, our largest PegasusCentral customer, we currently expect to complete software upgrades of the existing installed base during the second quarter of 2004. During the fourth quarter of 2004, we expect to deliver an enhanced version of PegasusCentral based on customer requirements, perform acceptance testing and resume installations at new hotel properties. PegasusCentral has not yet contributed a material amount of revenues. However, we still believe this service will contribute to the long-term growth of Pegasus and are committed to delivering a stable product that meets our customers’ expectations.

Dependence on the Hotel Industry

      Our business is sensitive to changes in the demand for, and average daily rates associated with, hotel rooms. Historically, after periods of low demand for hotel rooms, average daily rates have lagged behind the recovery in transaction volumes. Since our distribution and reservation services revenues are primarily transaction-based, revenues for these services have recovered more quickly than our hotel representation and financial services, which are based in large part on a combination of reservation volume and average daily rates. In addition, we have experienced a lengthening in the sales cycle for some of our services, as new customers are hesitant to sign new contracts in an uncertain economic environment.

Revenues

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups. Representation services revenues consist of reservation processing fees, membership fees and fees for various marketing services. In addition, the Paytell service allows international travelers, who book rooms at hotels for which we provide representation services, to prepay for their hotel rooms in the hotel’s local currency. When a traveler arrives at the hotel, Pegasus remits the amount to the hotel in the hotel’s local currency. Revenues for this service are derived from transaction fees and the difference in the exchange rate between the date the traveler pays and the date the guest stay occurs. Representation services revenues represented approximately 36 percent of service revenues for 2003.

      Reservation Services. We provide CRS services on an application service provider, or ASP, basis. Reservation services revenues consist of transaction fees as well as license, maintenance and support fees related to our RezView CRS software. Reservation services revenues represented approximately 23 percent of service revenues for 2003.

      Financial Services. Our financial services offering provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies. Financial services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by Pegasus on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates. In addition, participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial services revenues represented approximately 19 percent of service revenues for 2003.

      Distribution Services. Our distribution services provide the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four GDSs used by travel agencies worldwide, a growing number of four operators, wholesalers, and a variety of Powered by Pegasus sites. During 2003 distribution services processed approximately 25 million transactions. Distribution services revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel’s central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Distribution services revenues represented approximately 18 percent of service revenues for 2003.

      Property Services. Property services revenues primarily consist of maintenance and support fees related to legacy PMSs acquired from REZ and GETS. In addition, property services revenues include fees from our PegasusCentral PMS, which are recognized monthly. Property services represented approximately 4 percent of service revenues for 2003.

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

      Customer Reimbursements. Revenues applicable to customer reimbursements are primarily related to GDS fees that we pay on behalf of and subsequently bill our customers. In the future, if our customers decide to pay their bills directly, our customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly.

      The classification of service revenues and customer reimbursements has been reflected in the financial statements to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). Under EITF 01-14, Pegasus’ billings for out-of-pocket expenses, such as third-party vendor

GDS and telecommunication charges, are classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services. The adoption of EITF 01-14 had no effect on our financial position, operating loss or cash flows.

Costs

      Pegasus’ costs of services consist principally of personnel costs relating to information technology, customer service and telemarketing; facilities; and equipment maintenance costs. Costs of services also include the cost of customer reimbursements. Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, legal and accounting-related, and certain facilities costs. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements, as well as amortization of software and intangible assets. Interest income primarily includes income earned on the Company’s investments. Interest expense primarily includes interest and amortization of capitalized issuance costs related to the $75 million convertible debt offering.

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

Recent Developments

Strategic integration plan

      Previously, our services were organized into two business segments — technology and hospitality. During 2003, we completed a strategic reorganization to integrate our technology and hospitality segments into one operating unit. As a result, we have integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continues our existing strategy of better aligning our businesses with our customers’ needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. Because we have changed our management approach, organizational structure, operating performance assessment and reporting, and operational decision-making from a segment perspective (technology and hospitality) to a single company perspective, we do not report separate segment information.

Issuance of convertible debt

      On July 21, 2003, Pegasus issued $75 million aggregate principal amount of convertible senior notes through a private placement. The notes bear interest at an annual rate of 3.875 percent, payable semi-annually, through the maturity date of July 15, 2023, and are further described under “Liquidity and Capital Resources” below. Pegasus used a portion of the proceeds to acquire Unirez, as described above, and expects to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including the stock repurchases described under “Liquidity and Capital Resources” below.

Acquisition of Total Distribution System Limited

      In September 2003, Pegasus acquired all of the stock of Total Distribution System Limited, a UK developer of tour operator software applications, for approximately $1.7 million. Pegasus accounted for the acquisition of Total Distribution System Limited as a capital expenditure because the acquired company’s primary asset was its internally developed software.

Acquisition of Unirez, Inc.

      On December 1, 2003, Pegasus completed the acquisition of all of the outstanding securities of Unirez, a hotel reservations services company. Unirez’s results of operations are included in the accompanying consolidated financial statements subsequent to the acquisition date. The acquisition was consummated pursuant to a Stock Purchase Agreement dated October 24, 2003 and an Amendment to the Stock Purchase Agreement dated November 24, 2003. In consideration for the acquisition, Pegasus delivered to the securityholders of Unirez, on a pro rata basis, $35 million in cash and will deliver an additional cash amount estimated at $2.5 million on December 1, 2004, subject to certain conditions and post-closing adjustments. Pegasus utilized cash proceeds from its previously completed convertible debt offering to fund the acquisition.

      Unirez serves independent properties and small hotel groups by providing central reservation services that enable distribution of room inventory through GDSs and Internet channels. Unirez’s primary assets include its software and intangible assets such as customer service agreements. Under contractual agreements, Pegasus had provided distribution services to Unirez since January 21, 2000.

Years Ended December 31, 2003 and 2002

      Pegasus’ service revenues are predominantly transaction-based. In addition to these service revenues, Pegasus bills some customers for certain reimbursable expenses, primarily GDS fees for those customers who do not pay these fees directly.

      Revenues. As reflected in the table below, total revenues in 2003 decreased to $172.7 million from $190.0 million in 2002. Total service revenues decreased $17.5 million, or 10 percent, to $161.2 million in 2003, compared to $178.8 million in 2002. Excluding a $3.5 million termination fee received from a customer following the termination of its contract in March 2002, service revenues decreased $14.0 million. The decrease in service revenues was primarily due to the loss of two CRS customer contracts that contributed $10.5 million of revenue in 2002. Additionally, year-over-year revenue comparisons are impacted by general factors discussed in the Overview, above.

      Other changes in the business are described in the paragraphs that follow the presentation of service line revenues below (in thousands).

	2003	2002

Representation services	$57,409	$64,071
Reservation services	38,349	54,309
Financial services	30,244	29,904
Distribution services	28,764	23,941
Property services	6,479	6,544

Total service revenues	161,245	178,769

Customer reimbursements	11,485	11,181

Total revenues	$172,730	$189,950

Total service revenues from continuing operations, excluding customer reimbursements	$161,245	$175,235	(1)

(1)	Excludes a $3.5 million termination fee included in reservation services in March 2002.

      Representation services revenues decreased $6.7 million, or 10 percent, to $57.4 million in 2003, compared to $64.1 million in 2002. The decrease was primarily due to a decline in domestic and transatlantic bookings for our full-service offering — Utell by Pegasus, caused primarily by the global economic climate and other world events, as well as an 8 percent decrease in the number of hotels Utell represents, as a result of pricing pressure from lower cost distribution channels. These decreases were partially offset by the favorable impact from a strong Euro and British Pound relative to the U.S. dollar and the results of operations of Unirez subsequent to the December 1, 2003 acquisition, which contributed $874,000 to revenues.

      Reservation services revenues decreased $16.0 million, or 29 percent, to $38.3 million in 2003, compared to $54.3 million in 2002. Excluding the impact of the $3.5 million termination fee noted above, reservation services revenues decreased $12.4 million, or 24 percent. The decrease was primarily due to the termination of two customer contracts that provided $10.5 million of revenue in 2002, with the remaining decrease caused by lower transaction volumes and pricing pressure on contract renewals.

      Financial services revenues increased $340,000 to $30.2 million in 2003, compared to $29.9 million in 2002. The increased revenue was primarily attributable to an increase in electronic reconciliation and tracking services of $816,000 and an increase in fees for our PegsPay service of $522,000. These increases were offset by a 3 percent decrease in gross commissions, resulting from decreased transaction volumes and lower average daily rates charged by hotels.

      Distribution services revenues increased $4.8 million, or 20 percent, to $28.8 million in 2003, compared to $23.9 million in 2002. The increase was primarily due to a 32 percent increase in Internet transactions in 2003, compared to 2002.

      Property services revenues were essentially flat at $6.5 million in 2003 and 2002, due to delays in the rollout of PegasusCentral because of stability issues.

      Customer reimbursements increased to $11.5 million in 2003, compared to $11.2 million in 2002, due to an increase in our customers’ GDS costs.

      Cost of services. Cost of services, excluding customer reimbursements, was $85.2 million in 2003, compared to $88.7 million in 2002. The decrease was primarily due to a $4.0 million reduction in payroll and related expenses, mostly due to the Company’s 2003 restructuring. Additionally, the Company experienced a $1.3 million reduction in bad debt expense due to an overall improvement in the collectibility of the Company’s accounts receivable. These decreases were offset by non-recurring costs of $1.4 million incurred in 2003 for moving the Company’s Arizona office and data center to new facilities and transition activities resulting from the Company’s strategic integration. Cost of services as a percentage of service revenues was 53 percent and 50 percent in 2003 and 2002, respectively.

      Research and development. Research and development expenses were $5.2 million in 2003, compared to $5.8 million in 2002. The decrease was primarily due to an increase in capitalized payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 3 percent in 2003 and 2002.

      General and administrative expenses. General and administrative expenses were $23.3 million in 2003, compared to $25.1 million in 2002. The decrease was primarily due to lower payroll and operating expenses, due to the Company’s 2003 restructuring, as well as reductions in discretionary spending in light of the challenging operating environment. These decreases were slightly offset by higher employee-related and insurance costs in 2003. General and administrative expenses as a percentage of service revenues were 14 percent in 2003 and 2002.

      Marketing and promotion expenses. Marketing and promotion expenses were $16.5 million in 2003, compared to $18.0 million in 2002. The decrease was primarily due to lower payroll expenses due to the Company’s 2003 restructuring, as well as an increased focus on reducing discretionary spending. Marketing and promotion expenses as a percentage of service revenues were 10 percent in 2003 and 2002.

      Depreciation and amortization. Depreciation and amortization expenses were $28.0 million in 2003, compared to $48.1 million in 2002. The decrease is primarily because in March 2003, we completed the amortization for certain purchased intangible assets related to the REZ acquisition. This resulted in a $21.3 million decrease.

      Restructure costs. During 2003, the Company incurred restructure charges of $5.9 million, composed of one-time termination benefits and facilities-related charges related to reorganizing its operations from a business unit structure into distinct functional areas.

      Interest income. Interest income increased $146,000 in 2003, compared to 2002, primarily from investing a portion of the proceeds from the July 2003 convertible debt offering.

      Interest expense. Interest expense was $1.6 million in 2003, compared to $53,000 in 2002, primarily due to the July 2003 convertible debt offering for $75 million in aggregate principal at 3.875% per annum.

      Income tax benefit. Pegasus recorded an income tax benefit of $905,000 in 2003, representing an effective tax rate of 33 percent. Pegasus recorded an income tax benefit of $2.1 million in 2002, representing an effective tax rate of 38 percent. The effective tax rate for 2003 differed from the statutory rate primarily due to the detriment of nondeductible expenses, offset by the benefit of lower foreign tax rates.

Years Ended December 31, 2002 and 2001

      Pegasus completed the acquisition of GETS on September 1, 2001. Accordingly, GETS’s results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements.

      On September 4, 2001, Pegasus announced the reorganization of its operations from a business unit structure into distinct functional areas. The restructuring plan included the elimination of approximately 15 percent of our workforce determined to be duplicative and the consolidation of certain facilities and functions. During the year ended December 31, 2001, Pegasus incurred a total of $7.7 million in restructuring charges, primarily consisting of severance, outplacement and redundant facilities costs. None of those costs remain unpaid at December 31, 2003.

      Revenues. Year over year revenue comparisons were impacted by the economic recession and the events of September 11, 2001, which had a direct and immediate negative impact on the general economy and hospitality industry. Total revenues in 2002 decreased to $190.0 million from $192.7 million in 2001. Revenues for 2002 included a $3.5 million termination fee received from a customer following the termination of its contract in March 2002. Service revenues totaled $178.8 million and $180.7 million for 2002 and 2001, respectively, reflecting a decrease of $1.9 million. Excluding the results of businesses sold or discontinued, and the termination fee described above, service revenues increased approximately $1.6 million. Other changes in the business are described in the paragraphs that follow the presentation of service line revenues, below (in thousands).

	2002		2001

Representation services	$64,071		$73,513
Reservation services	54,309		54,067
Financial services	29,904		28,548
Distribution services	23,941		19,632
Property services	6,544		4,650
Business intelligence	—		258

Total service revenues	178,769		180,668
Customer reimbursements	11,181		12,079

Total revenues	$189,950		$192,747

Total service revenues from continuing operations, excluding customer reimbursements	$175,235	(1)	$173,675	(2)

(1)	Excludes a $3.5 million termination fee included in reservation services in March 2002.

(2)	Excludes business intelligence and Golden Tulip operations included in representation services.

      Representation services revenues decreased $9.4 million, or 13 percent, to $64.1 million in 2002, compared to $73.5 million in 2001. The sale of the Golden Tulip brand accounted for approximately $6.7 million of the decrease in revenues. Excluding the effect of the Golden Tulip sale, hotel representation revenues decreased by $2.7 million, or 4 percent, primarily due to the 14 percent decrease in the number of hotels Utell represents as a result of a strategic initiative to upgrade Utell’s hotel portfolio with a focus on maximizing revenue and margins on a per-hotel basis.

      Reservation services revenues increased $242,000 to $54.3 million in 2002, compared to $54.1 million in 2001. Excluding the impact of the termination fee noted above, reservation services revenues decreased $3.3 million, or 6 percent, primarily due to the absence of ongoing revenues from the terminated customer.

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

      Distribution services revenues increased $4.3 million, or 22 percent, to $23.9 million in 2002, compared to $19.6 million in 2001. The increase was primarily due to a 46 percent increase in Internet transactions in 2002, compared to 2001.

      Property services generated revenues of $6.5 million in 2002, compared to $4.7 million in 2001. The increase was primarily due to the September 1, 2001 acquisition of GETS, which contributed approximately $1.0 million of incremental revenue during 2002. The remainder of the increase was due to revenue generated by PegasusCentral services.

      Customer reimbursements decreased approximately $900,000 to $11.2 million in 2002, compared to $12.1 million in 2001, due to a decrease in our customers’ GDS transaction volume.

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

      Depreciation and amortization. Depreciation and amortization expenses decreased $17.6 million, or 27 percent, to $48.1 million in 2002, compared to $65.7 million in 2001. The decrease was primarily due to Pegasus’ adoption of FAS 142, which resulted in the January 1, 2002 cessation of amortization of goodwill from the REZ acquisition. Goodwill amortization totaled $16.2 million in 2001.

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

      Equity in loss of investee. Prior to September 1, 2001, when the Company acquired the remaining 80 percent interest in GETS, Pegasus recognized $39,000 as its share of GETS’ net losses and $595,000 as amortization of associated goodwill for total equity in loss of investee of $634,000.

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

Liquidity and Capital Resources

      Pegasus’ principal sources of capital at December 31, 2003 included cash and cash equivalents of $59.0 million, short-term marketable securities of $4.0 million and long-term marketable securities of $7.3 million. Pegasus had working capital of $59.1 million at December 31, 2003, compared to working capital of $17.0 million at December 31, 2002. This increase in working capital from December 31, 2002 to December 31, 2003 was primarily due to the net proceeds of the convertible debt offering remaining after the December 1, 2003 acquisition of Unirez.

      In 2003, net cash provided by operating activities decreased to $24.1 million, from $38.3 million in 2002, primarily due to a reduction in service revenues and the impact of restructure costs paid in 2003.

      Net cash used in investing activities increased to $59.7 million in 2003, compared to $29.5 million in 2002. This increase was primarily the result of the December 1, 2003 acquisition of Unirez, as well as a decrease in proceeds from maturities of marketable securities. These items were offset by a decrease in property and equipment purchases associated with finalizing of our Dallas and Phoenix office relocations. Net cash provided by financing activities was $74.7 million in 2003, compared to cash used in financing activities of $2.3 million in 2002. This increase was primarily the result of the July 2003 convertible debt offering, described below, as well as the absence of treasury stock purchases in 2003, which totaled $4.6 million in 2002.

Convertible debt

      On July 21, 2003, Pegasus issued $75 million aggregate principal amount of convertible senior notes through a private placement. Pegasus utilized a portion of the proceeds of the offering to effect the December 1, 2003 acquisition of Unirez. Pegasus expects to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including the stock repurchases described below.

      The notes bear interest at an annual rate of 3.875 percent, payable semi-annually through the maturity date of July 15, 2023. Each note is convertible into Pegasus’ common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus’ common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur.

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

Off-balance sheet arrangements and future liquidity

      Pegasus currently has no off-balance sheet financing arrangements. The following table identifies material future contractual cash obligations of the Company as of December 31, 2003. Operating leases represent our cash obligations associated with agreements to use equipment or facilities that are enforceable and legally binding for fixed terms. Purchase obligations include cash obligations associated with agreements to purchase services or equipment that are enforceable and legally binding for fixed terms, or estimated cash obligations for agreements with variable pricing provisions. Convertible debt represents scheduled principal and interest payments for the Company’s July 2003 convertible debt offering, described above. Other long-term liabilities include commission checks to be refunded to hotels, as well as Pegasus’ estimated cash obligations associated with funding its employee retirement plans.

	Payments due by period

		Less than	1 —	3 —	More than
Contractual obligations	Total	1 Year	3 years	5 Years	5 Years

	(in thousands)
Convertible debt	$131,794	$2,906	$5,813	$5,813	$117,262
Operating lease obligations	62,550	8,476	15,080	14,140	24,854
Purchase obligations	20,903	12,869	8,034	—	—
Other long term liabilities	53,094	4,923	7,414	8,653	32,104

Total	$268,341	$29,174	$36,341	$28,606	$174,220

      Pegasus expects to continue to incur capital expenditures related to adding capacity to existing systems and software development, which it estimates will total from $18 million to $20 million for 2004.

      On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus’ common stock. No shares were repurchased in 2003, but the Company repurchased 1.0 million shares for an aggregate purchase price of $11.7 million from January 1, 2004 through March 9, 2004 under a corporate 10b5-1 stock repurchase plan. On March 9, 2004, the Board of Directors approved a second corporate 10b5-1 stock repurchase plan, which will allow us to repurchase the remaining 1.5 million shares, subject to certain conditions, even during blackout periods. Once approved by the Board, any future repurchases are at the discretion of the Board of Directors’ Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

      Our future liquidity and capital requirements will depend on numerous factors, including:

•	Our profitability

•	Operational cash requirements, including payments for severance and redundant facilities related to our restructuring

•	Competitive pressures

•	Development of new services and applications

•	Acquisition of and investment in complementary businesses or technologies

•	Common stock repurchases

•	Response to unanticipated cash requirements

      We believe that the Company’s financial condition is strong and that its cash and cash flows from operations will be sufficient to meet its foreseeable operating and capital requirements through at least the next twelve months. Although we do not expect to raise any external capital in the next year, Pegasus could in the future consider other financing alternatives to fund its requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by Pegasus will be available or will be on terms that are attractive to Pegasus. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

Inflation

      Pegasus does not believe that inflation has materially impacted results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on its results of operations to the extent such increases are not passed along to customers.

Critical Accounting Estimates

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

      Certain accounting policies require higher degrees of judgment than others in their application. Pegasus considers the following to be critical accounting policies due to the estimation processes involved in each. For a detailed discussion of Pegasus’ accounting policies, including recently issued accounting standards, see Note 1 to the Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

      Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with our Audit Committee.

Accounts and notes receivables

      As of December 31, 2003, Pegasus had accounts receivable as a result of its ongoing operations of approximately $25.2 million. Additionally, Pegasus has notes receivable totaling $7.5 million at December 31, 2003, related to the sale of business units. These receivables are monitored by management for collectibility. Pegasus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because Pegasus may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate, resulting in an impairment of their ability to make payments. Pegasus’ allowances for doubtful accounts totaled approximately $2.9 million as of December 31, 2003.

Impairment of assets

      As of December 31, 2003, Pegasus has goodwill totaling approximately $164.1 million related to its acquisitions of REZ in 2000, GETS in 2001 and Unirez in 2003. Under the guidance of FAS 142, goodwill is periodically analyzed for impairment. These practices require significant estimates and judgments by management, involving the carrying value and the estimated fair value of the Company. The estimate of fair value requires significant judgment in estimating future cash flows from operations for the various services provided by Pegasus. While the most-recent periodic impairment analysis indicated that no impairment of goodwill exists, variances in actual growth rates, operating margins, or other assumptions may impact future impairment analyses and affect the carrying values of goodwill.

      As of December 31, 2003, Pegasus has unamortized capitalized software costs totaling $48.6 million, which we review periodically for impairment. This impairment analysis requires the comparison of unamortized carrying values to estimated net realizable values. The estimated net realizable value is based on significant judgments such as estimated future cash flows from the related services, or expected benefits of the software and are based on available information and experience. While the most-recent periodic impairment analyses indicated that no impairment of capitalized software costs exists, changes in strategy, market conditions or other assumptions may significantly impact these judgments and affect the carrying values of capitalized software costs.

Employee benefit plans

      In the United States and the United Kingdom, Pegasus sponsors defined benefit plans for certain employees. Our employee pension costs and obligations are dependent upon our assumptions used by actuaries in calculating such amounts. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions are either stated in the plan or reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Specific to the plan provided in the United Kingdom, which is a funded plan, a one percent change in expected returns on plan assets would result in a $98,000 change to Pegasus’ annual expense associated with this plan. We base the discount rate assumption on current investment yields, including applicable corporate long-term bond yields. Actual results that differ from our assumptions are accumulated and amortized over the future working life of the plan participants. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. Additionally, the recent changes in Pegasus’ executive management could have an effect on the assumptions used in accounting for our U.S. defined benefit plan.

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

      To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2003. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

      A summary of forward exchange contracts in place at December 31, 2003 follows (in thousands):

	Sell	Purchase

Euro	$11,213	$—
Swedish Krona	1,116	—
British Pound	—	663
Japanese Yen	634	—
Swiss Franc	317	—
Canadian Dollar	289	—
Singapore Dollar	274	—
Hong Kong Dollar	231	—
Australian Dollar	130	—
South African Rand	75	—
Norwegian Krona	47	—
Czech Krone	6	—
Danish Krone	—	2
New Zealand Dollar	—	1

Total	$14,332	$666

      All contracts matured no later than February 2004. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2003. During the fiscal year ended December 31, 2002, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2002. As of December 31, 2002, Pegasus had approximately $14.1 million in sell forward exchange contracts and $478,000 in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2003 compared to December 31, 2002 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables. For more information on derivative financial instruments see Notes 1 and 7 to the consolidated financial statements included in Item 8 to this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Stockholders

of Pegasus Solutions, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PRICEWATERHOUSECOOPERS, LLP

Dallas, Texas

February 3, 2004, except as to Note 10
which is as of March 9, 2004

PEGASUS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except for share amounts)

	2003	2002

ASSETS
Cash and cash equivalents	$58,983	$19,893
Short-term investments	4,046	4,033
Accounts receivable, net of allowance for doubtful accounts of $2,924 and $4,632, respectively	22,298	25,886
Other current assets	11,092	8,368

Total current assets	96,419	58,180
Goodwill, net of accumulated amortization of $40,225	164,120	139,533
Intangible assets, net of accumulated amortization of $55,333 and $50,231, respectively	7,831	6,013
Property and equipment, net	75,474	71,442
Other noncurrent assets	22,716	12,927

Total assets	$366,560	$288,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,176	$11,308
Accrued liabilities	12,089	8,838
Unearned income	7,213	7,812
Customer deposits	3,122	3,031
Accrued payroll and benefits	2,407	6,428
Other current liabilities	2,355	3,768

Total current liabilities	37,362	41,185
Noncurrent uncleared commission checks	4,545	4,641
Noncurrent accrued rent	7,050	7,345
Other noncurrent liabilities	13,947	9,034
Convertible debt	75,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,091,248 and 24,747,165 shares issued, respectively	251	247
Additional paid-in capital	290,828	287,676
Unearned compensation	—	(571)
Accumulated other comprehensive loss	(834)	(1,705)
Accumulated deficit	(61,589)	(59,757)

Total stockholders’ equity	228,656	225,890

Total liabilities and stockholders’ equity	$366,560	$288,095

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003	2002	2001

Revenues:
Service revenues	$161,245	$178,769	$180,668
Customer reimbursements	11,485	11,181	12,079

Total revenues	172,730	189,950	192,747
Costs of services:
Cost of services	85,207	88,717	98,838
Customer reimbursements	11,485	11,181	12,079

Total costs of services	96,692	99,898	110,917
Research and development	5,199	5,821	7,842
General and administrative expenses	23,348	25,146	25,201
Marketing and promotion expenses	16,484	17,998	21,709
Depreciation and amortization	28,029	48,075	65,651
Restructure and asset impairment costs	5,949	—	7,696

Operating loss	(2,971)	(6,988)	(46,269)
Other income (expense):
Interest income	1,423	1,277	1,655
Interest expense	(1,552)	(53)	(887)
Equity in loss of investee, including amortization of excess purchase price of $595	—	—	(634)
Gains on sale of business units	—	—	5,538
Other	363	130	1,914

Loss before income taxes	(2,737)	(5,634)	(38,683)
Income tax benefit	905	2,115	8,946

Net loss	$(1,832)	$(3,519)	$(29,737)

Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	—	(20)	286
of $-, $12 and $185, respectively Minimum pension liability adjustment, net of tax	871	(1,706)	—
of ($357), $896 and $-, respectively

Comprehensive loss	$(961)	$(5,245)	$(29,451)

Net loss per share:
Basic and diluted	$(0.07)	$(0.14)	$(1.21)

Weighted average shares outstanding:
Basic and diluted	24,864	24,818	24,570

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001
(In thousands)

					Accumulated
					Other

	Common Stock				Comprehensive
			Additional
	Number of		Paid-in	Unearned	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance at December 31, 2000	24,628	$246	$287,249	$(157)	$(265)	$(26,501)	$260,572
Windfall tax benefit of stock options	—	—	542	—	—	—	542
Stock-based compensation expense	—	—	—	123	—	—	123
Exercise of stock options	215	1	989	—	—	—	990
Issuance for stock purchase plan	48	1	453	—	—	—	454
Purchase of treasury shares	(196)	(1)	(2,066)	—	—	—	(2,067)
Acquisition of GETS	—	—	38	—	—	—	38
Change in unrealized gain (loss) on marketable securities	—	—	—	—	286	—	286
Net loss	—	—	—	—	—	(29,737)	(29,737)

Balance at December 31, 2001	24,695	247	287,205	(34)	21	(56,238)	231,201
Windfall tax benefit of stock options	—	—	1,325	—	—	—	1,325
Issuance of restricted stock	98	1	1,334	(1,335)	—	—	—
Stock-based compensation expense	—	—	—	798	—	—	798
Exercise of stock options	293	2	1,808	—	—	—	1,810
Issuance for stock purchase plan	65	1	602	—	—	—	603
Purchase of treasury shares	(404)	(4)	(4,598)	—	—	—	(4,602)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(20)	—	(20)
Minimum pension liability adjustment	—	—	—	—	(1,706)	—	(1,706)
Net loss	—	—	—	—	—	(3,519)	(3,519)

Balance at December 31, 2002	24,747	247	287,676	(571)	(1,705)	(59,757)	225,890
Windfall tax benefit of stock options	—	—	687	—	—	—	687
Stock-based compensation expense	—	—	—	571	—	—	571
Exercise of stock options	278	3	1,842	—	—	—	1,845
Issuance for stock purchase plan	66	1	623	—	—	—	624
Minimum pension liability adjustment	—	—	—	—	871	—	871
Net loss	—	—	—	—	—	(1,832)	(1,832)

Balance at December 31, 2003	25,091	$251	$290,828	$—	$(834)	$(61,589)	$228,656

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,832)	$(3,519)	$(29,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,029	48,075	65,651
Equity in loss of investee	—	—	634
Gains on sale of business units	—	—	(5,538)
Bad debt expense	—	1,289	3,408
Deferred income taxes	(1,351)	(3,868)	(9,934)
Other	1,660	1,385	(1,140)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,356	2,033	(3,963)
Other current and noncurrent assets	(6,007)	(911)	574
Accounts payable and accrued liabilities	(4,561)	(12,489)	4,144
Unearned income	(599)	(773)	(843)
Other current and noncurrent liabilities	2,427	7,077	2,143

Net cash provided by operating activities	24,122	38,299	25,399
Cash flows from investing activities:
Purchase of marketable securities	(12,212)	(13,886)	(16,375)
Proceeds from maturity of marketable securities	4,000	16,492	7,225
Purchase of property and equipment	(19,406)	(30,340)	(14,407)
Proceeds from sale of property and equipment	140	83	310
Investment in Travelweb, LLC	—	(2,143)	—
Collections of note receivable	1,881	285	—
Purchase of Unirez, net of cash acquired	(34,115)	—	—
Purchase of GETS	—	—	(11,512)
Purchase of REZ, net of cash acquired	—	—	852
Proceeds from sale of business units	—	—	4,033
Other	—	—	1,500

Net cash used in investing activities	(59,712)	(29,509)	(28,374)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,469	2,413	1,444
Purchase of treasury stock	—	(4,602)	(2,067)
Proceeds from convertible debt issuance	75,000	—	—
Debt issuance costs	(2,579)	—	—
Repayment of notes payable	—	—	(20,000)
Other	(210)	(146)	(114)

Net cash provided by (used in) financing activities	74,680	(2,335)	(20,737)
Net increase (decrease) in cash and cash equivalents	39,090	6,455	(23,712)
Cash and cash equivalents, beginning of period	19,893	13,438	37,150

Cash and cash equivalents, end of period	$58,983	$19,893	$13,438

Supplemental disclosure of cash flow information:
Income taxes paid	$2,539	$857	$2,385
Interest paid	82	47	2,073
Supplemental schedule of noncash investing and financing activities:
Remaining amounts payable for purchases of Unirez and TDS	$3,299	$—	$—
Landlord paid tenant improvements	524	4,125	—
Notes received from sale of Summit and Sterling Hotels & Resorts	—	—	7,000

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Overview

      Pegasus is a leading global provider of hotel reservations-related services and technology. Pegasus was formed in 1989 by 16 of the world’s leading hotel and travel-related companies to be the world’s premier service provider of a streamlined and automated hotel reservation process. Pegasus’ services include central reservations systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services.

Basis of Presentation

      The consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries (“Pegasus” or the “Company”). All significant inter-company balances have been eliminated in consolidation. Pegasus’ common stock is traded on the Nasdaq National Market under the symbol PEGS.

      Previously Pegasus’ services were organized into two business segments — technology and hospitality. In 2003, Pegasus completed a strategic reorganization to integrate its technology and hospitality segments into one operating unit. As a result, Pegasus has integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. Because the Company has changed its management approach, organizational structure, operating performance assessment and reporting, and operational decision making from a segment perspective (technology and hospitality) to a single company perspective, the Company does not report separate segment information.

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

Investments in debt and equity securities

      Marketable securities consist of corporate debt and equity securities and obligations issued by governments and agencies. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with changes in the unrealized gain or loss reported as a separate component of stockholders’ equity, net of tax.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized software costs

      Software costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” or with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized on a product-by-product basis using the straight-line method over a period which approximates the estimated economic life of the product. In the event unamortized software costs exceed the net realizable value of the software, the excess is written off in the period the excess is determined. The Company believes that no impairment of capitalized software costs existed at December 31, 2003 or 2002. Amortization of capitalized software costs in 2003, 2002 and 2001 totaled $14.4 million, $20.6 million and $15.8 million, respectively. At December 31, 2003 and 2002, unamortized capitalized software was $48.6 million and $43.9 million, respectively.

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

      The Company evaluates long-lived assets to be held and used in the business, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. The Company believes that no impairment of property and equipment existed at December 31, 2003 or 2002.

Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“FAS 142”) and Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). FAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Amortization of goodwill was $16.2 million for the year ended December 31, 2001. As of December 31, 2003 and 2002, goodwill totaled $164.1 million and $139.5 million, respectively. Goodwill is related to the acquisitions of REZ, Inc. (“REZ”) in 2000, Global Enterprise Technology Solutions, LLC (“GETS”) in 2001, and Unirez, Inc. (“Unirez”) in 2003. Pegasus applied the provisions of FAS 142 on January 1, 2002 and discontinued amortization of goodwill from the REZ acquisition. In addition, as required by FAS 141, effective January 1, 2002, workforce-in-place from the REZ acquisition was reclassified as goodwill and is no longer be subject to amortization.

      The carrying value of goodwill is evaluated annually. The Company believes that no impairment of goodwill existed at December 31, 2003 or 2002.

Other investments

      As a result of the REZ acquisition, the Company received a $1.1 million non-controlling equity investment in the SITA Foundation. The investment was converted into 32,853 shares of France Telecom and disposed of by the Company for a loss of approximately $280,000 in 2002.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pegasus and six other companies — Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels, Starwood Hotels and Priceline.com — are equal partners in Travelweb, LLC, (“Travelweb”) formerly known as Hotel Distribution System, LLC (see Note 15). This new venture was formed in 2002 to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model.

      On April 4, 2002, Pegasus entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels.

      During the year ended December 31, 2002, Pegasus contributed $1.8 million in cash and $361,000 in development costs to Travelweb. In addition, the Company transferred its consumer Internet site, TravelWeb.com, as part of the capital contribution to the venture. Because Pegasus is equal partners with six other companies and does not exercise significant influence, the investment in Travelweb is accounted for under the cost method. The investment is included in other noncurrent assets on the Consolidated Balance Sheet.

Stock-based employee compensation

      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As discussed in Note 11, the Company maintains stock option, restricted stock and employee stock purchase plans. Total compensation expense for these plans was $571,000, $798,000 and $123,000 for 2003, 2002 and 2001, respectively.

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	2003	2002	2001

Net loss, as reported	$(1,832)	$(3,519)	$(29,737)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	347	485	80
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,288)	(5,020)	(3,991)

Pro forma net loss	$(7,773)	$(8,054)	$(33,648)
Net loss per share, basic and diluted:
As reported	$(0.07)	$(0.14)	$(1.21)
Pro forma	$(0.31)	$(0.32)	$(1.37)

      The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company’s stock option plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation is amortized to expense over the vesting period.

      The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $6.46, $7.83 and $6.23 in 2003, 2002 and 2001, respectively. The fair value of each option grant

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	59.3- 73.2%	73.2%	78.8%
Risk-free rate of return	2.1-2.9%	2.7-4.2%	4.0-4.7%
Expected life	4.0 years	4.0 years	4.0 years

      The pro forma disclosures for 2003, 2002 and 2001 include approximately $104,000, $267,000 and $223,000, respectively, of compensation expense related to the Company’s Employee Stock Purchase Plan. The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	45.0%	62.0%	70.5%
Risk-free rate of return	1.10%	2.18%	6.1%
Expected life	0.5 year	1.0 year	1.0 year

      See Note 11 for further discussion of the Company’s stock-based employee compensation.

Revenues

      Pegasus’ service revenues are predominantly transaction-based. The Company’s Representation Services derive revenues from reservation processing fees, membership fees and fees for various marketing services. The Company’s other services derive revenues from transaction fees, commission fees, license fees and maintenance fees charged to participating hotels and travel agencies.

      Representation services. Representation services revenues consist of reservation processing fees, membership fees and fees for various marketing services. Reservation processing fees are recognized when the guest stay occurs or on the transaction date depending on the contract terms. Membership fees are generally billed quarterly and recognized ratably over the billing period. Marketing service revenues are recognized as the marketing services are provided.

      Reservation services. Reservation services revenues consist of central reservation system, or CRS, revenues. CRS revenues represent transaction fees as well as license, maintenance and support fees related to the Company’s RezViewTM software. Transaction fees are recognized when the guest stay occurs or at the transaction date depending on the contract terms. License, maintenance and support fees are recognized ratably over the term of the customer contract.

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

      Distribution services. Distribution services revenues consist of electronic distribution revenues. Pegasus derives revenues from its electronic distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled (“net reservations”). As a hotel’s cumulative volume of net

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company’s interim balance sheets reflect unearned income for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The unearned income created during the early periods of the year is recognized by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. The Company’s quarterly operating results have historically not been materially impacted as a result of this policy. Additionally, Pegasus generally charges new participants in the distribution service a one-time fee for work performed to establish the connection between a hotel’s central reservation system and the Pegasus electronic distribution technology. The Company recognizes these one-time fees over the life of the customer contract. The Company also charges certain global distribution systems (“GDSs”) a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

      Pegasus derives its Internet distribution revenues by charging participating hotels transaction fees. For reservations that originate on Web sites using our online distribution service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Online distribution service customers also pay initial development fees, recognized ratably over the term of the customer contract. Monthly subscription and maintenance fees are recognized when earned.

      Property services. Property services revenues consist of maintenance and support fees from PMS software obtained in the REZ and GETS acquisitions. In addition, property services revenues include fees from the PegasusCentral product, which are recognized monthly. Maintenance, support and training fees are recognized ratably over the term of the customer contract.

      Customer Reimbursements. Revenues applicable to customer reimbursements are primarily related to GDS fees that we pay on behalf of and subsequently bill our customers. In the future, if our customers decide to pay their bills directly, our customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly.

      The classification of service revenues and customer reimbursements has been reflected in the financial statements to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14. Under EITF 01-14, Pegasus’ billings for out-of-pocket expenses, such as third-party vendor GDS and telecommunication charges, are classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services. The adoption of EITF 01-14 had no effect on our financial position, operating loss, cash flows or per-share results.

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

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s income tax provision is based on calculations and assumptions that will be subject to examination by the Internal Revenue Service and other tax authorities. The potential outcomes of these examinations are regularly assessed in determining the adequacy of the provision for income taxes. Should the actual results differ from our estimates, the income tax provision would be adjusted in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which changes are enacted.

Advertising costs

      Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2003, 2002 and 2001 was approximately $1.9 million, $2.3 million and $3.8 million, respectively.

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

      The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheets at December 31, 2003 and 2002 approximate their respective fair values. The estimated fair value of the Company’s convertible debt at December 31, 2003 approximated $68 million based on a valuation model, compared to a carrying amount of $75 million representing face value.

Concentrations of credit and market risk

      The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, receivables and forward contracts to purchase or sell foreign currencies.

      Cash and Cash Equivalents. Cash balances exceeding the federally insured limits are maintained in financial institutions. However, management believes the institutions are of high credit quality.

      Accounts and notes receivables. The Company’s customers primarily include well-established hotel chains and travel-related Web sites. The Company’s representation customers primarily consist of independent hotels, some of which are located outside the United States. Some of these customers may not be financially viable. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its customers. Additionally, Pegasus has notes receivable related to the sale of business units (see Note 4). The Company’s accounts and notes receivable are monitored by management for collectibility, considering the payment history and known financial condition of the debtors. If the financial condition of the debtors was to deteriorate, resulting in an impairment of their ability to make payments, Pegasus may incur an expense to increase its allowance for doubtful accounts and may receive less cash than expected.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency contracts. The counterparties to the Company’s foreign exchange contracts are substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

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

Net loss per share

      Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period, after giving retroactive effect to stock splits. The effect of stock options is not included in the calculation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, as the effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculation were 5.3 million, 4.4 million and 3.8 million in 2003, 2002 and 2001, respectively. Also, for the year ended December 31, 2002, 98,400 shares of restricted stock that vested in 2003 were not included in the calculation of diluted net loss, as the effect would be anti-dilutive. No dilution for convertible debt was included in the 2003 calculation, as it is contingently convertible.

Recently issued accounting standards

      Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. Pegasus has not invested in any variable interest entities after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FSP No. FIN 46-7 and FSP No. FIN 46-8, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after March 15, 2004.

      As discussed in Note 4 to the Consolidated Financial Statements, Pegasus sold its Summit Hotels and Resorts and Sterling Hotels & Resorts brand business to Indecorp Corporation on January 10, 2001. The sale agreement, as amended, provided for a $1.0 million and a $6.0 million promissory note from Indecorp. The $1.0 million promissory note accrued interest at an annual rate equal to prime plus 2 percent, and was repaid in August 2003. The $6.0 million note requires monthly payments for a period of eight years commencing July 1, 2002, and bears interest at an annual rate of 7 percent. Pegasus also accepted a $2.8 million promissory note that replaced existing outstanding trade receivables. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at an annual rate of 7 percent. During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of Summit and Sterling.

      Pegasus has evaluated its relationship with Indecorp and has determined that Indecorp is a variable interest entity under FIN 46. Pegasus has concluded that it is the primary beneficiary of Indecorp as defined by FIN 46 and, as a result, despite having no voting or operational control, Pegasus is required to consolidate Indecorp.

      As a result of the foregoing, Pegasus will account for Indecorp in accordance with FIN 46 as if it had been consolidated since the sale of Summit and Sterling on January 10, 2001. Accordingly, Pegasus will

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record a cumulative-effect adjustment related to the adoption of FIN 46 in the first quarter of 2004, which is anticipated to include the effects of the reversal of the pre-tax gain of $4.8 million recognized on the initial sale. Additionally, Pegasus will begin consolidating Indecorp’s results of operations on April 1, 2004. Based solely on unaudited financial information provided to Pegasus’ management by Indecorp on a voluntary basis (which we have not taken any independent steps to verify), Indecorp’s total assets, liabilities, revenues, operating expenses, and net loss as of and for the six months ended December 31, 2003 on a stand-alone basis were $13.0 million, $15.9 million, $12.4 million, $10.4 million, and $1.1 million, respectively. Indecorp may pursue options to obtain additional third-party capital that may negate Pegasus’ requirement to consolidate its financial results. However, there can be no assurance that such a transaction will occur. To the extent that Indecorp is unsuccessful in obtaining a sufficient capital infusion, and its shareholders’ equity balance is less than zero, Indecorp’s future losses will be recognized by Pegasus. Any such losses recognized by Pegasus would be equally offset to the extent that Indecorp has future income prior to any allocations to minority interest holders.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after June 30, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company’s results of operations or financial condition.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on Pegasus’ results of operations or financial condition. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 was effective at the beginning of the third quarter of 2003. Pegasus adopted SFAS 150 effective July 1, 2003 with no material impact on its financial condition or results of operations.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. SFAS 132 (revised 2003) is effective for financial statements with fiscal years ended after December 15, 2003, except that disclosure of information about foreign plans required by this Statement is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The adoption of SFAS 132 has been reflected in Note 12 to the consolidated financial statements.

2.	Restructure Costs

      On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which is complete, included the elimination of redundant positions and consolidation of certain facilities. The elimination of redundant positions represented approximately 10 percent of the Company’s workforce, primarily due to the integration of support functions.

      During 2003, the Company recorded restructure charges of $5.9 million, composed of one-time termination benefits totaling $4.4 million and facilities-related and other charges totaling $1.5 million. As of December 31, 2003, unpaid restructure costs of $840,000, consisting primarily of facilities-related costs, are included in other current and noncurrent liabilities.

      During the year ended December 31, 2001, the Company reorganized its operations from a business unit structure into distinct functional areas, consolidated its reservation centers outside of the United States and ceased operations of its Business Intelligence division, resulting in restructuring charges of $7.7 million in 2001. At December 31, 2003, no amounts remain unpaid from the 2001 restructuring. Restructure charges for 2001 were composed of (in thousands):

Reorganization by business function:
Severance and outplacement costs	$3,910
Redundant facilities and other costs	2,392

6,302
Consolidation of reservation centers:
Severance costs	821
Redundant facilities and other costs	352

Winding-down of business intelligence services:
Severance costs	221

Total restructuring charges	$7,696

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Unirez, Inc.

      On December 1, 2003, Pegasus completed the acquisition of all of the outstanding securities of Unirez, which was accounted for under the purchase method of accounting. Accordingly, Unirez’s results of operations subsequent to the acquisition date are included in the Company’s consolidated financial statements.

      The purchase price was approximately $37.8 million, which includes approximately $215,000 in acquisition costs. Under the stock purchase agreement, Pegasus delivered to the security holders of Unirez, on a pro-rata basis, $35 million in cash and will deliver $2.5 million in cash on December 1, 2004, subject to certain conditions and post-closing adjustments. Pegasus utilized cash proceeds from its previously completed convertible debt offering to fund the acquisition. The Acquisition qualifies for a joint election tax benefit under Section 338(h)(10), which allows goodwill to be fully deductible for tax purposes over a period of 15 years.

      Unirez serves independent properties and small hotel groups by providing central reservation services that enable distribution of room inventory through GDSs and Internet channels. Unirez’s primary assets include its software and intangible assets such as customer service agreements. Under contractual agreements, Pegasus has provided distribution services to Unirez since January 21, 2000.

      The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the acquisition date. The approximate fair value of assets acquired and liabilities assumed at the acquisition date, is summarized below (in thousands):

Tangible assets:
Cash and cash equivalents	$1,000
Accounts receivable and other current assets	2,807
Property and equipment — Software	5,480
Property and equipment — Other, net	399
Other assets-long term	22

Total tangible assets	9,708
Intangible assets:
Customer relationships	4,620
Non-compete agreements	2,300
Goodwill	24,313

Total intangible assets	31,233
Liabilities assumed:
Accounts payable and other accrued liabilities	(2,882)
Unearned income	(180)
Other liabilities-long term	(116)

Total liabilities assumed	(3,178)

Net assets acquired	$37,763

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price allocations to intangible assets and software have estimated useful lives and estimated annual amortization as follows (in thousands):

		Estimated	Calculated
		Useful	Annual
	Amount	Life	Amortization

Customer relationships	$4,620	7 years	$660
Software	5,480	5 years	1,096
Non-compete agreement	2,300	4 years	575

      The following unaudited pro forma summary combines the consolidated results of operations of Pegasus and Unirez for the years ended December 31, 2003 and 2002 as if the acquisition had occurred at the beginning of 2002 after giving effect to certain pro forma adjustments. This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it indicative of the results of operations which may occur in the future.

	Unaudited

	2003	2002

	(In thousands, except
	per share amounts)
Net revenues	$203,639	$198,556
Net loss	(3,079)	(4,769)
Net loss per share	(0.12)	(0.19)

Total Distribution System Limited

      In September 2003, Pegasus acquired all of the stock of Total Distribution System Limited (“TDS”), a UK developer of tour operator software applications, for approximately $1.7 million. Pegasus delivered to the security holders of TDS, on a pro-rata basis, approximately $1 million in cash, with the remaining purchase price payable at a future date subject to certain conditions. The Company allocated the entire purchase price to the primary asset acquired, TDS’ internally developed software. This acquisition was not material to the Company’s results of operations for the year ended December 31, 2003.

Global Enterprise Technology Solutions, LLC

      On September 1, 2001, Pegasus acquired the outstanding common stock of GETS not already held by the Company, a Tempe, Arizona-based provider of hotel property management systems, for $11.5 million in cash. Pegasus acquired the initial 20 percent interest on November 1, 2000 for $5.0 million in cash and stock, which was accounted for under the equity method. The final purchase price totaled $22.6 million and composed:

•	$16.5 million in total cash and common stock exchanged in November 2000 and September 2001,

•	$6.0 million of software development costs funded by Pegasus prior to acquisition, and

•	$90,000 of acquisition costs.

      The acquisition was accounted for under the purchase method of accounting. Accordingly, GETS’ results of operations subsequent to the acquisition date are included in the Company’s consolidated financial

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The approximate fair value of assets acquired and liabilities assumed at the acquisition date is summarized below (in thousands):

Estimated fair value of net tangible liabilities assumed	$(1,380)
Software	18,120
Other intangible assets	120
Goodwill	5,730

      Acquired software and intangible assets that are depreciable totaled $18.2 million and have a weighted average useful life of 4.9 years. Software was not amortized during 2001, as it was not put into service. Goodwill related to the 20 percent share of GETS acquired in November 2000 was amortized through the September 2001 acquisition of the remaining 80 percent of GETS and was included in equity in loss of investee. At August 31, 2001, amortization included in equity in loss of investee totaled $595,000.

4.	Sale of Business Units

Golden Tulip

      On June 29, 2001, Pegasus sold its Golden Tulip brand and licensing business to Madrid-based NH Hoteles (“NH”) for $2.0 million. As a result of this transaction, Pegasus recognized a pre-tax gain of $749,000. In addition, NH signed one-year agreements with Pegasus for reservation and Utell services. As part of the agreements, Pegasus is the exclusive provider of reservations technology, voice and electronic reservation processing and commission processing services to all Golden Tulip Hotels and Tulip Inns.

Summit and Sterling Hotels & Resorts

      On January 10, 2001, Pegasus sold its Summit Hotels & Resorts and Sterling Hotels & Resorts brand businesses to IndeCorp Corporation (“IndeCorp”) for approximately $12 million, including a $1.0 million promissory note and scheduled future payments due upon member hotel contract renewals. The $1.0 million promissory note accrued interest at an annual rate of Prime plus 2 percent, and was repaid in August 2003.

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

      On November 9, 2001, Pegasus and IndeCorp amended the original sale agreement to provide for a $6.0 million promissory note that replaces the scheduled future payments under the original agreement. The $6.0 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent. In conjunction with amending the original sale agreement, Pegasus also received from IndeCorp a $2.8 million promissory note to replace existing outstanding trade receivables, and extended the term of the existing technology services and hotel representation agreements with IndeCorp for an additional 1 1/2 years. The $2.8 million promissory note requires monthly payments for a period of eight years commencing July 1, 2002 and bears interest at 7 percent. During 2001, Pegasus recognized a $4.8 million pre-tax gain on the sale of the Summit Hotels & Resorts and Sterling Hotels & Resorts brands. For further information, see Note 1.

5.	Goodwill and Intangible Assets

      As of December 31, 2003 and 2002, goodwill totaled $164.1 million and $139.5 million, respectively. In accordance with FAS 142, goodwill is subject to an annual impairment test. Based on the periodic impairment test conducted as of September 30, 2003, the Company does not believe goodwill is impaired.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pegasus’ adoption of FAS 142 had no effect on the Company’s acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Customer relationships	$56,996	$(52,431)	$52,376	$(48,146)
Non-compete agreements	6,120	(2,878)	3,820	(2,067)
Other	48	(24)	48	(18)

Total	$63,164	$(55,333)	$56,244	$(50,231)

      During the years ended December 31, 2003, 2002 and 2001 the Company recorded amortization expense in relation to the above-listed intangible assets of $5.1 million, $18.0 million and $16.5 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2004	$2,004
2005	1,452
2006	1,262
2007	1,191
2008	660
Thereafter	1,262

Total	$7,831

      The following pro forma financial information compares the Company’s net losses for the years ended December 31, 2002 and 2001 had the provisions of FAS 142 been applied on January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Reported net loss	$(1,832)	$(3,519)	$(29,737)
Goodwill amortization	—	—	10,415
Workforce in-place amortization	—	—	4,225

Adjusted net loss	$(1,832)	$(3,519)	$(15,097)

Basic and diluted earnings per share:
Reported net loss	$(0.07)	$(0.14)	$(1.21)
Goodwill amortization	—	—	0.42
Workforce in-place amortization	—	—	0.17

Adjusted net loss	$(0.07)	$(0.14)	$(0.62)

Weighted average shares outstanding:
Basic and diluted	24,864	24,818	24,570

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Marketable Securities

      Marketable securities held by the Company at December 31, 2003 and 2002 are classified as available-for-sale and consist of corporate debt and equity securities and obligations issued by governments and agencies. Realized gains and losses are determined on a specific identification basis. In 2001, the Company recognized a $484,000 write-down of the carrying value of equity securities. At December 31, 2003, $2.0 million of corporate debt securities and $2.0 million of government agency securities have contractual maturities in 2004, while all other marketable securities have maturities exceeding one year. The amortized cost and fair value of marketable securities at December 31, 2003 and 2002 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2003
Corporate debt securities	$5,238	$6	$—	$5,244
Debt securities issued by the U.S Treasury or other U.S. Government Corporations and agencies	4,000	14	(3)	4,011
Debt securities issued by states of the U.S and political subdivisions of the states	2,000	1	(1)	2,000
Equity securities	16	—	(15)	1

Total marketable securities	$11,254	$21	$(19)	$11,256

December 31, 2002
Corporate debt securities	$4,105	$16	$—	$4,121
Debt securities issued by the U.S Treasury or other U.S. Government Corporations and agencies	2,014	2	(2)	2,014
Debt securities issued by states of the U.S and political subdivisions of the states	1,002	1	—	1,003
Equity securities	16	—	(15)	1

Total marketable securities	$7,137	$19	$(17)	$7,139

7.	Derivative Financial Instruments

      To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2003. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of forward exchange contracts in place at December 31, 2003 follows (in thousands):

	Sell	Purchase

Euro	$11,213	$—
Swedish Krona	1,116	—
British Pound	—	663
Japanese Yen	634	—
Swiss Franc	317	—
Canadian Dollar	289	—
Singapore Dollar	274	—
Hong Kong Dollar	231	—
Australian Dollar	130	—
South African Rand	75	—
Norwegian Krona	47	—
Czech Krone	6	—
Danish Krone	—	2
New Zealand Dollar	—	1

Total	$14,332	$666

      All contracts matured no later than February 2004. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2003. During the fiscal year ended December 31, 2002, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2002. As of December 31, 2002, Pegasus had approximately $14.1 million in sell forward exchange contracts and $478,000 in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2003 compared to December 31, 2002 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables.

8.	Property and Equipment

      Property and equipment at December 31 consisted of the following (in thousands):

			Estimated
	2003	2002	Useful Life

Software	$108,894	$91,330	3 to 5 years
Computer equipment	25,222	24,980	3 to 4 years
Leasehold improvements	13,646	12,521	Lease term
Furniture and equipment	6,655	5,130	7 years
Office equipment	3,835	4,448	4 years

	158,252	138,409
Less: accumulated depreciation	(82,778)	(66,967)

Property and equipment, net	$75,474	$71,442

      Depreciation and amortization expense for property and equipment was $22.9 million, $30.1 million and $23.3 million for 2003, 2002 and 2001, respectively.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

      On July 21, 2003, the Company issued convertible senior notes totaling $75 million in principal through a private placement. These notes bear interest at an annual rate of 3.875 percent, payable semi-annually in cash in arrears, through the maturity date of July 15, 2023. Each note is convertible into Pegasus’ common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus’ common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur, including, without limitation, certain acquisitions, mergers or asset sale transactions.

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

      The Company has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $2.1 million, securing the Company’s leases for the Dallas and Scottsdale offices. In July 2003, the Company amended its letter of credit agreements and funded $2.1 million as collateral for these letters of credit.

      As part of the consideration paid for REZ, the Company entered into a $20.0 million, 8 percent note payable to Reed Elsevier plc, the majority REZ shareholder, which was due on April 3, 2002. On June 15, 2001, the Company repaid the entire principal balance of $20.0 million, plus accrued interest of $2.0 million.

10.	Stockholders’ Equity

      On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus’ common stock. No shares were repurchased during 2003, but the Company repurchased 1.0 million shares for an aggregate purchase price of $11.7 million from January 1, 2004 through March 9, 2004. Once approved by the Board, any future repurchases are at the discretion of the Board of Directors’ Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors.

      On June 5, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s common stock. During 2002, 404,000 shares were repurchased at an aggregate purchase price of $4.6 million. On August 9, 2000, the Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. During 2001, 196,000 shares were repurchased for an aggregate purchase price of $2.1 million.

      Shares repurchased under Board approved plans are immediately cancelled.

11.	Stock-Based Compensation

      In accordance with the Company’s 1996 stock option plan (“1996 Plan”), amended and approved by stockholders in March 1997, options to purchase 1.3 million shares of the Company’s common stock may be granted to Company employees. In accordance with the Company’s 1997 stock option plan (“1997 Plan”), approved by stockholders in March 1997, options to purchase shares of the Company’s common stock may be granted to Company employees, non-employee directors and consultants. The 1997 Plan was amended and

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renamed the Pegasus Solutions, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides that the number of shares, reserved for issuance as options or restricted stock will be replenished by an amount equal to 4 percent of the number of shares of Company stock, as defined, outstanding as of the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2003 was approximately 30.8 million. The 2002 Plan also authorizes the grant of restricted stock each year, not to exceed 2.5 percent of the number of shares reserved for issuance under the 2002 Plan. As of December 31, 2003, shares available for grant under the Company’s stock option plans were approximately 432,000.

      In June 2002, the Compensation Committee of the Board of Directors granted 98,400 shares of restricted stock to certain executives and members of the Board of Directors. Based on the market value of the Company’s common stock, the restricted stock grant was valued at $1.3 million. Compensation expense related to the restricted stock grant was recognized ratably over the one year vesting period. Options granted under the 1996 and 2002 Plans (collectively “the Plans”) may be in the form of incentive stock options or nonqualified stock options. The Compensation Committee of the board of directors (“Committee”) administers the Plans and determines grant prices. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee directors and consultants vest and expire as determined by the Committee. Options granted under the 1996 Plan before September 15, 1999 expire in December 2005. Options granted to Company employees under the 2002 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after September 15, 1999 under the Plans expire ten years from the date of grant. The Company’s authorized but unissued common stock is used for issuance of shares as stock options are exercised.

      The following table summarizes activity under the Company’s stock option plans during the years ended December 31 (in thousands, except per share amounts):

	Number of Company			Weighted Average Exercise
	Options			Price Per Share

	2003	2002	2001	2003	2002	2001

Options outstanding at beginning of year	4,370	3,830	3,069	$12.88	$12.23	$13.53
Granted	1,792	1,027	1,601	12.03	13.70	10.30
Exercised	(278)	(293)	(216)	6.65	6.02	4.59
Canceled	(622)	(194)	(624)	16.95	16.39	16.05

Options outstanding at end of year	5,262	4,370	3,830	$12.75	$12.88	$12.30

Options exercisable at end of year	2,401	1,810	1,376	$13.44	$12.57	$10.70

      The following table summarizes information for stock options outstanding at December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.34	227	2.0 years	$1.34	227	$1.34
$2.07	23	2.0 years	2.07	23	2.07
$6.33-$8.90	778	6.4 years	7.62	480	7.32
$9.69-$14.28	3,178	8.4 years	12.35	775	12.48
$14.59-$18.63	663	6.1 years	17.88	506	17.88
$22.67-$29.02	393	5.2 years	24.78	390	24.79

$1.34-$29.02	5,262	7.3 years	$12.75	2,401	$13.44

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 1998, the Company’s stockholders approved the Pegasus Solutions, Inc. 1997 Employee Stock Purchase Plan (“Stock Plan”). The Company has reserved 750,000 shares of its common stock for purchase by employees pursuant to the terms of the Stock Plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10 percent of their regular salary or wages withheld for the purpose of purchasing the Company’s common stock. Under the Stock Plan, an eligible participating employee will be granted an option at the beginning of each plan period (the “Offering Commencement Date”) to purchase at the end of the plan period, (the “Offering Termination Date”) shares of common stock using the amounts that have accumulated from the employee’s payroll deductions made during the plan period at a price that is 85 percent of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower. Through 2003, the plan was administered on an annual basis. Beginning in 2003, the Company began offering its employees the ability to participate in the Stock Plan on a semi-annual basis under similar terms as described above. During 2003, 2002 and 2001, approximately 66,000, 65,000 and 48,000 shares were issued under the Stock Plan, respectively.

12.	Employee Benefit Plans

Employee Defined Contribution Plans

      In the United States, the Company sponsors a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering all employees, with exceptions as defined by the 401(k) Plan. The 401(k) Plan allows eligible employees to defer receipt of up to 25 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately. Each payroll period, the Company makes discretionary matching contributions for employees’ annual contributions of up to 100 percent of the first 5 percent of employees’ compensation contributed. The Company’s matching contributions vest one-third a year for three years. After three years of employment, an employee is fully vested in all Company matching contributions.

      In the United Kingdom, the Company sponsors a defined contribution retirement plan known as the Utell Limited Group Personal Pension Plan (“Utell Defined Contribution Plan”). The Utell Defined Contribution Plan covers all full-time and part-time employees not covered within the defined benefit plan described below, regardless of length of service, as well as temporary employees after more than three months service. Eligible employees can contribute from 17.5 to 40 percent of their total pensionable earnings (as defined in the plan) to various investment funds. Eligible employees may elect to participate at any time during their employment. The Company makes discretionary matching contributions for employees’ annual contributions of 6 percent of the employee’s basic salary when the employee contribution levels are 3 percent or above, and 4 percent when employee contributions are 2 percent. The Company’s matching contributions vest immediately for employees.

      During 2003, 2002 and 2001, the Company contributed $1.8 million, $1.9 million and $1.8 million, respectively, to the 401(k) Plan. During 2003, 2002, and 2001, the Company contributed approximately $160,000, $228,000 and $182,000, respectively, to the Utell Defined Contribution Plan.

United Kingdom Defined Benefit Plan

      In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the “Utell Defined Benefit Plan”). The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation. During 2003, payments from this plan totaled $106,000.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Retirement Program

      Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan (“SERP”). The SERP was effective January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP.

      During 2002, the Board of Directors adopted an Executive Retirement Program, consisting of an amended and restated SERP and the new Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the “DCP”). The amendment to the SERP, which reduced the Company’s benefit obligation, was accounted for as a negative plan amendment in accordance with FAS 87, “Employers’ Accounting for Pensions.” The DCP is a defined contribution plan that provides supplemental retirement benefits to certain management employees of the Company. During 2003 and 2002, the Company recorded expenses of approximately $527,000 and $114,000, respectively, related to the DCP.

      Commencing in 2003, the Company is obligated to make annual cash payments to a trust associated with benefits earned under the Executive Retirement Program. Cash payments to the trust in 2003 totaled $1.1 million related to the SERP and $817,000 million related to the DCP. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in the Company’s ongoing operations.

Defined Benefit Obligations, Plan Assets and Funded Status

      At December 31, 2002, the Company recorded additional minimum liabilities applicable to the SERP and the Utell Defined Benefit Plan of approximately $1.1 million and $1.5 million, respectively, for the excess of the plans’ unfunded accumulated benefit obligation over the plans’ unfunded accrued pension cost. Accordingly, a loss of $1.7 million, net of tax, was recorded in other comprehensive loss in 2002. During 2003, the Company recorded an additional minimum liability applicable to the SERP of $283,000 and reduced the additional minimum liability applicable to the Utell Defined Benefit Plan by $1.5 million as a result of the change in actuarial estimate discussed below. Accordingly, income of $871,000, net of tax, was recorded in other comprehensive loss in 2003.

      During 2003, the benefit obligation for the Utell Defined Benefit Plan was reduced by a $1.7 million actuarial gain related to the estimated age at which benefits will be paid to participants. Also during 2003, the Company recognized a curtailment gain of $508,000 and a settlement loss of $261,000 for the Utell Defined Benefit Plan under Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment and settlement were the result of a significant decrease in the number of active participants due to the Company’s 2003 strategic integration plan.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pegasus uses a January 1 measurement date for the SERP and the Utell Defined Benefit Plan. For each defined benefit plan, the following tables provide a statement of funded status as of December 31, 2003 and 2002, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended (in thousands):

			Utell Defined
	SERP		Benefit Plan

	2003	2002	2003	2002

Benefit obligation at beginning of year	$3,330	$4,314	$10,634	$8,837
Service cost	178	511	474	704
Interest cost	225	289	585	486
Plan participants’ contributions	—	—	132	148
Amendments	—	(2,069)	—	—
Actuarial loss (gain)	357	285	(1,715)	459
Benefits paid	—	—	(106)	—
Curtailment	—	—	(508)	—
Settlement	—	—	261	—

Benefit obligation at end of year	$4,090	$3,330	$9,757	$10,634

Fair value of plan assets at beginning of year	$—	$—	$7,220	$7,662
Actual return on plan assets	—	—	2,072	(961)
Employer contribution	—	—	328	371
Plan participants’ contributions	—	—	132	148
Benefits paid	—	—	(106)	—

Fair value of plan assets at end of year	$—	$—	$9,646	$7,220

Funded status	$(4,090)	$(3,330)	$(111)	$(3,414)
Unrecognized actuarial loss (gain)	1,875	1,640	(1,234)	3,390
Unrecognized prior service cost	(501)	(549)	—	—
Additional minimum pension liability	(1,374)	(1,091)	—	(1,511)

Net amount recognized	$(4,090)	$(3,330)	$(1,345)	$(1,535)

      As of December 31, 2003 and 2002, the SERP had an accumulated benefit obligation of $4.1 million and $3.3 million, respectively. Including the impact of recent changes in executive management, the Company’s projected contribution to the SERP in 2004 is approximately $235,000. These changes could have an effect on the assumptions used in accounting for the SERP during 2004.

      The assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2003 and 2002 are as follows:

			Utell Defined
	SERP		Benefit Plan

	2003	2002	2003	2002

Discount rate	6.75%	6.75%-7.25%	5.5%	5.5%
Expected return on plan assets	N/A	N/A	7.0%	7.0%
Rate of compensation increase	5.0%	5.0%	3.8%	3.8%

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Costs

      The following table provides the components of net periodic benefit costs for the three years ended December 31, 2003 (in thousands):

				Utell Defined
	SERP			Benefit Plan

	2003	2002	2001	2003	2002	2001

Service cost	$178	$511	$365	$474	$704	$777
Interest cost	225	289	198	585	486	473
Expected return on plan assets	—	—	—	(530)	(575)	(605)
Amortization of prior service cost	(49)	99	136	—	—	—
Recognized net actuarial loss	116	91	15	486	24	—
Curtailment gain	—	—	—	(508)	—	—
Settlement loss	—	—	—	261	—	—

Net periodic benefit cost	$470	$990	$714	$768	$639	$645

      The principal assumptions used in the measurement of the net benefit costs for the three years ended December 31, 2003 are as follows:

				Utell Defined
	SERP			Benefit Plan

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	6.75%	6.75%	5.5%	5.5%	6.0%
Expected return on plan assets	N/A	N/A	N/A	7.0%	7.0%	7.5%
Rate of compensation increase	5.0%	5.0%	5.0%	3.8%	3.8%	4.0%

13.	Income Taxes

      Pretax loss from continuing operations for the years ended December 31 was taxed under the following jurisdictions (in thousands):

	2003	2002	2001

Domestic	$(4,512)	$(12,849)	$(39,332)
Foreign	1,775	7,215	649

	$(2,737)	$(5,634)	$(38,683)

      Deferred taxes consisted of the following at December 31 (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$5,596	$5,551
Bad debt reserves	540	897
Benefit plan obligations	1,600	896
Income tax credits	197	628
Rent and other accruals	3,259	440
Stock option compensation expense	955	530
Other	342	308

Gross deferred tax assets	12,489	9,250

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Valuation allowance	(444)	(444)

Gross deferred tax assets, net of valuation allowance	12,045	8,806

Deferred tax liabilities:
Acquired intangible assets	(673)	(3,391)
Depreciation and amortization	(8,799)	(4,118)
Equity investment	(1,092)	—

Gross deferred tax liabilities	(10,564)	(7,509)

Net deferred tax assets	$1,481	$1,297

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance at December 31, 2003 and 2002 is related to various deferred tax assets established with the acquisition of REZ. The valuation allowance, if released, will decrease goodwill.

      At both December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of approximately $25 million. United Kingdom and other foreign net operating loss carryforwards for the respective periods were approximately $1.8 million and $3.0 million as of such dates. The federal net operating loss carryforwards that existed at December 31, 2003 will begin to expire in 2019. The foreign net operating loss carryforwards that existed at December 31, 2003 will begin to expire in 2004. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future.

      The Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not intend to repatriate such earnings. If such earnings were to be repatriated, such earnings could be subject to foreign withholding tax and United States residual tax.

      The components of the income tax benefit for the years ended December 31 were as follows (in thousands):

	2003	2002	2001

Current provision:
Foreign	$446	$1,753	$988
Deferred benefit:
Federal	(1,078)	(3,944)	(7,840)
State	(213)	(818)	(1,481)
Foreign	(60)	894	(613)

	(1,351)	(3,868)	(9,934)

Benefit for income taxes	$(905)	$(2,115)	$(8,946)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes based on the federal statutory rate and the benefit for income taxes is summarized as follows for the years ended December 31:

	2003	2002	2001

Expected income tax benefit	(35.0)%	(35.0)%	(35.0)%
Non-deductible amortization of goodwill	—	—	14.7%
Other permanent differences	7.9%	6.9%	0.2%
State income taxes	(5.0)%	(9.4)%	(2.5)%
Other, net	(0.9)%	—	(0.5)%

Benefit for income taxes	(33.0)%	(37.5)%	(23.1)%

14.	Commitments and Contingencies

      The Company leases its corporate office space and certain office equipment under non-cancelable lease agreements. The Company incurred rent expense of approximately $8.8 million, $9.3 million and $9.8 million in 2003, 2002 and 2001, respectively.

      Approximate future minimum lease payments, including landlord paid tenant improvements, at December 31, 2003, under non-cancelable lease agreements with original terms exceeding one year, were as follows (in thousands):

Fiscal year ended December 31,

2004	$8,476
2005	7,658
2006	7,422
2007	7,068
2008	7,072
Thereafter	24,854

Total	$62,550

      Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2003.

      Funds for travel agency commission checks that have not cleared the Company’s processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. Liabilities are recorded upon the Company’s receipt of the funds from the bank, and total $6.1 million and $6.9 million at December 31, 2003 and 2002, respectively.

      Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

15.	Related Parties

      One Director of the Company serves as a senior vice president within Marriott International, Inc. (“Marriott”). In 2003, 2002 and 2001, the Company received $4.5 million, $3.7 million and $3.7 million, respectively, from Marriott and its affiliates for reservation, distribution and representation services. During the same years, the Company paid Marriott $1.6 million, $1.5 million and $1.8 million, respectively, for

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidating commission data and funds from its properties. At December 31, 2003, receivables from Marriott were $345,000.

      Another Director of the Company serves as a Senior Vice President — Strategy and Systems for both Hyatt Corporation, the parent company of Hyatt Hotels Corporation, and AIC Holding Co., the parent company of Hyatt International Corporation (“Hyatt”). In 2003, 2002 and 2001, the Company received $1.1 million, $639,000 and $970,000, respectively, from Hyatt for reservation, distribution and financial services. At December 31, 2003, receivables from Hyatt were $77,000.

      Another Director of the Company serves as Chief Executive Officer of Affiliated Computer Services, Inc. (“ACS”). In 2003, ACS billed Pegasus $421,000 for services provided in connection with our financial services. At December 31, 2003 payables to ACS approximated $130,000.

      In conjunction with the formation of Travelweb LLC (“Travelweb”), the Company contributed its Internet site, Travelweb.com, to Travelweb, and invested $2.2 million in Travelweb, including $1.8 million of cash and $361,000 of technology development costs. During 2003, the Company received $2.0 million for distribution services from Travelweb. During 2002, the Company received $1.5 million for technology development and $336,000 for reservation services and financial services from Travelweb. The Company’s Chief Executive Officer serves as Chairman of the Board of Directors of Travelweb. At December 31, 2003, receivables from Travelweb were $394,000.

16.	Revenue by Service Line and Geographic Location

      The following summarizes required disclosures about revenue by service line and geographic location. During the years ended December 31, 2003, 2002 and 2001, service line revenues were (in thousands):

	2003	2002	2001

Representation services	$57,409	$64,071	$73,513
Reservation services	38,349	54,309	54,067
Financial services	30,244	29,904	28,548
Distribution services	28,764	23,941	19,632
Property services	6,479	6,544	4,650
Business intelligence	—	—	258

Total service revenues	$161,245	$178,769	$180,668
Customer reimbursements	11,485	11,181	12,079

Total revenues	$172,730	$189,950	$192,747

      The following table presents revenue by geographic location for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Domestic	$104,570	$113,759	$112,479
International	68,160	76,191	80,268

Total revenue	$172,730	$189,950	$192,747

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (unaudited)

      The following table summarizes the consolidated quarterly results of operations for 2003 and 2002 (in thousands):

	Quarters Ended

	March 31	June 30	September 30	December 31

2003
Service revenues	$38,390	$40,104	$42,868	$39,883
Customer reimbursements	2,523	2,827	2,892	3,243

Total revenues	40,913	42,931	45,760	43,126
Income (loss) before provision for income taxes	(9,951)	(603)	6,425	1,392
Net income (loss)	(6,277)	(17)	3,847	615
Basic and diluted net income (loss) per share	(0.25)	(0.00)	0.15	0.02
Basic weighted average shares outstanding	24,651	24,768	24,986	25,044
Diluted weighted average shares outstanding	24,651	24,768	25,711	25,404
2002
Service revenues	$45,907	$45,584	$46,614	$40,664
Customer reimbursements	2,803	3,042	2,556	2,780

Total revenues	48,710	48,626	49,170	43,444
Income (loss) before provision for income taxes	(1,334)	(3,203)	1,366	(2,463)
Net income (loss)	(801)	(1,918)	672	(1,472)
Basic and diluted net income (loss) per share	(0.03)	(0.08)	0.03	(0.06)
Basic weighted average shares outstanding	24,732	24,837	24,880	24,822
Diluted weighted average shares outstanding	24,732	24,837	24,642	24,822

      In accordance with FAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary:

•	to permit preparation of financial statements in conformity with generally accepted accounting principles, and

•	to maintain accountability for assets.

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of Stockholders under the captions “Nominees for Directors,” “Directors Continuing in Office,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Statement of Corporate Governance,” which information is incorporated herein by reference.

Item 11.	Named Executive Officers Compensation

      The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Named Executive Officers’ Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Pegasus are authorized for issuance. See Note 11 to the Consolidated Financial Statements for information regarding the material features of these plans.

(c)

Number Of
	(a)		Securities
		(b)	Remaining Available
	Number Of		For Future Issuance
	Securities To Be	Weighted-	Under Equity
	Issued Upon	Average Exercise	Compensation
	Exercise Of	Price Of	Plans(2)
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options,	Securities Reflected
	And Rights (1)	Warrants And	In Column (a)) (In
Plan Category	(In Thousands)	Rights	Thousands)

Equity Compensation Plans Approved by Security Holders	5,262	$12.75	939
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	5,262	$12.75	939

(1)	The Company’s stock option plan provides that the number of shares which may be awarded as options under the 2002 Plan will be replenished by an amount equal to 4 percent of the number of shares outstanding, as defined, the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2003 was approximately 30.8 million.

(2)	Includes shares of common stock available for issuance under the Company’s Employee Stock Purchase Plan.

      Other information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Certain Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Independent Accountants,” which information is incorporated herein by reference.

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. The following financial statements and schedules are filed as part of this report:

Report of Independent Auditors	Page 30
Consolidated Balance Sheets — December 31, 2003 and 2002	Page 31
Consolidated Statements of Operations and Comprehensive Loss — Years ended December 31, 2003, 2002 and 2001	Page 32
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001	Page 33
Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001	Page 34
Notes to Consolidated Financial Statements	Page 35
Report of Independent Auditor on Financial Statement Schedule	Page S-1
Consolidated Valuation and Qualifying Accounts	Page S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a) 2. The following documents are filed or incorporated by reference as exhibits to this annual report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International Group, LTD. (incorporated by reference from Appendix A of the Company’s Registration Statement (File No. 333-92683) on Form S-4 filed on December 14, 1999)
2.2	Stock Purchase Agreement by and among Pegasus Solutions, Inc., a Delaware corporation, and each Shareholder of Unirez, Inc. dated October 24, 2003, and the Amendment to the Stock Purchase Agreement dated November 24, 2003 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the commission on December 3, 2003).
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-28595) declared effective by the Commission on August 6, 1997)
3.3	Form of Certification of Designation, Preferences and Rights of Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company’s Form 8-A filed with the Commission on October 9, 1998)
4.1	Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.2	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000)
4.3	Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.4	Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference from Exhibit 4 of the Company’s Current Report on Form 8-K filed with the Commission on October 9, 1998)

Exhibit
Number		Description

4.5		Form of Rights Certificate (incorporated by reference from Exhibit 3 of the Company’s Form 8-A filed with Commission on October 9, 1998)
4.6		Form of Note for the Company’s 3.875% Convertible Senior Notes due 2023 (included in Exhibit 4.7 below)
4.7		Indenture, dated as of July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.8		Registration Rights Agreement, dated as of July 21, 2003, by and between Bear, Stearns & Co. Inc., JPMorgan Securities Inc. and Thomas Weisel Partners LLC (incorporated by reference from Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
*10	.1	Employment Agreement dated December 1, 2002 between the Company and John F. Davis, III (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.2	Employment Agreement dated December 1, 2002 between the Company and Susan K. Cole (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.3	Employment Agreement dated December 1, 2002 between the Company and Ric L. Floyd (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.4	Employment Agreement dated December 1, 2002 between the Company and Mark C. Wells (incorporated by reference from Exhibit 10.9 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.5	1996 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-K filed with the Commission on March 31, 1999)
*10	.6	2002 Amended Stock Option Plan, (incorporated by reference from the Company’s definitive proxy statement filed with the Commission on March 21, 2002)
*10	.7	1997 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K filed with the Commission on March 31, 1999)
*10	.8	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.9	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.10	Deferred Compensation Trust Agreement dated February 28, 2003 between the Company and Charles Schwab Trust Company (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
10.11		Purchase Agreement dated October 31, 2000, among the Company, Global Enterprise Technology Solutions, LLC, Enterprise Hospitality Solutions, Inc., The Rivadalla Family Trust and Christian Rivadalla (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed with Commission on November 14, 2000)
10.12		Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the Company and Bridger Properties relating to property located at 2 Kew Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed with the Commission on March 22, 2001)
10.13		Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)

Exhibit
Number		Description

10.14		Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.15		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
*10	.16	Employment agreement dated January 1, 2003 between the Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 14, 2003)
*10	.17	Employment agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Form 10-Q filed with the Commission on August 14, 2003)
+21	.1	Subsidiaries of the Company
+23	.1	Consent of PricewaterhouseCoopers LLP
+24	.1	Power of Attorney (included on signature page)
+31	.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++32	.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Unless otherwise indicated, exhibits are incorporated by reference to the Company’s Registration Statement (File No. 333-28595) on Form S-1 declared effective by the Commission on August 6, 1997.

+	Filed herewith.

++	Furnished herewith.

*	Management contract or compensatory plan or arrangement — The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.

      (b) REPORTS ON FORM 8-K

      On October 28, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 — Results of Operation and Financial Condition for its press release announcing its financial results for the third quarter ended September 30, 2003.

      On November 5, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 5 — Other Events, and furnished information under Item 9 — Regulation FD Disclosure, for its announcement of a definitive agreement to acquire the outstanding stock of Unirez, Inc., for $38 million in cash, subject to certain closing conditions and post-closing adjustments.

      On December 3, 2003 Pegasus Solutions, Inc. filed a report on Form 8-K under Item 2 — Acquisition or Disposition of Assets and furnished information under Item 9 — Regulation FD Disclosure, for its announcement of the completion of the acquisition of the outstanding stock of Unirez, Inc.

      On February 3, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 — Results of Operations and Financial Condition for its press release announcing its final results for the fourth quarter and year ended December 31, 2003.

      On February 13, 2004 Pegasus Solutions, Inc. filed Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on December 3, 2003, under Item 7 — Financial Statements, Pro Forma

Financial Information and Exhibits for (A) the audited financial statements of Unirez at and for the years ended December 31, 2002 and 2001 and unaudited financial statements of Unirez as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and 2002, and for (B) the unaudited pro forma financial information required to be filed pursuant to Article 11 of Regulation S-X as of September 30, 2003 and for the nine months and year ended September 30, 2003 and December 31, 2002, respectively.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 10th day of March, 2004.

PEGASUS SOLUTIONS, INC.

By:	/s/ JOHN F. DAVIS, III

John F. Davis, III
Chief Executive Officer
and Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

      KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John F. Davis, III, Susan K. Cole and Ric L. Floyd, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JOHN F. DAVIS, III John F. Davis, III	Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2004

/s/ SUSAN K. COLE Susan K. Cole	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004

/s/ WILLIAM C. HAMMETT, JR. William C. Hammett, Jr.	Vice Chairman and Director	March 10, 2004

/s/ MICHAEL A. BARNETT Michael A. Barnett	Director	March 10, 2004

/s/ ROBERT B. COLLIER Robert B. Collier	Director	March 10, 2004

/s/ THOMAS F. O’TOOLE Thomas F. O’Toole	Director	March 10, 2004

Signature	Title	Date

/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director	March 10, 2004

/s/ JEFFREY A. RICH Jeffrey A. Rich	Director	March 10, 2004

/s/ BRUCE W. WOLFF Bruce W. Wolff	Director	March 10, 2004

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Pegasus Solutions, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated February 3, 2004, except as to Note 10 which is as of March 9, 2004, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

February 3, 2004

S-1

SCHEDULE II

PEGASUS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003
(In thousands)

		Additions
	Balance	Charged	Additions	Additions
	at	to Costs	Charged	from		Balance
	Beginning	and	To Other	Acquired		at End of
	of Period	Expenses	Accounts	Companies	Deductions	Period

2001
Allowance for doubtful accounts	$9,217	$3,408	$—	$214	$(4,977)	$7,862
Income tax valuation allowance	50	—	—	—	—	50

Total reserves and allowances	9,267	3,408	—	214	(4,977)	7,912

2002
Allowance for doubtful accounts	7,862	1,289	—	—	(4,519)	4,632
Income tax valuation allowance	50	—	394	—	—	444

Total reserves and allowances	7,912	1,289	394	—	(4,519)	5,076

2003
Allowance for doubtful accounts	4,632	—	—	375	(2,083)	2,924
Income tax valuation allowance	444	—	—	—	—	444

Total reserves and allowances	$5,076	$—	$—	$375	$(2,083)	$3,368

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto that appear in Item 8 of this annual report on Form 10-K.

S-2