Form 10-Q
period 2004-03-31
PEGASUS SOLUTIONS INC
filed 2004-05-10
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 4, 2004 was 23,250,733.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX



                                                                            Page
                                                                            ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                              3

     a)  Condensed Consolidated Balance Sheets as of March 31, 2004
         and  December  31,  2003                                              3
     b)  Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three months ended
         March 31, 2004  and  2003                                             4
     c)  Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2004 and 2003                        5
     d)  Notes to Condensed Consolidated Financial Statements                  6

     Item  2.  Management's  Discussion  and Analysis of
               Financial Condition and Results  of  Operations                 9

     Item  4.  Controls  and  Procedures                                      13

Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                             13

     Item  2.  Changes  in  Securities,  Use of Proceeds and
               Issuer Purchases of Equity  Securities                         14

     Item  6.  Exhibits  and  Reports  on  Form  8-K                          14

Signatures                                                                    15


Part  I.  Financial  Information
Item  1.  Financial  Statements  (Unaudited)

                              PEGASUS SOLUTIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                    (UNAUDITED)


                                                          March 31,   December 31,
                                                            2004          2003
                                                          ----------  -------------
ASSETS

Cash and cash equivalents                                 $  39,505     $   58,983
Short-term investments                                        5,094          4,046
Accounts receivable, net                                     28,265         22,298
Other current assets                                         11,088         11,092
                                                          ----------  -------------
     Total current assets                                    83,952         96,419

Goodwill, net                                               164,120        164,120
Intangible assets, net                                        7,330          7,831
Property and equipment, net                                  75,952         75,474
Other noncurrent assets                                      20,144         22,716
                                                          ----------  -------------
     Total assets                                         $ 351,498     $  366,560
                                                          ==========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $  25,889     $   24,672
Unearned income                                               7,023          7,213
Other current liabilities                                     6,399          5,477
                                                          ----------  -------------
     Total current liabilities                               39,311         37,362

Noncurrent uncleared commission checks                        4,758          4,545
Other noncurrent liabilities                                 20,385         20,997
Convertible debt                                             75,000         75,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; zero shares issued and outstanding              -              -
  Common stock, $0.01 par value; 50,000,000 shares
     authorized; 23,807,876 and 25,091,248 shares issued
     and outstanding, respectively                              238            251
  Additional paid-in capital                                275,182        290,828
  Accumulated other comprehensive loss                         (808)          (834)
  Accumulated deficit                                       (62,568)       (61,589)
                                                          ----------  -------------
     Total stockholders' equity                             212,044        228,656
                                                          ----------  -------------
     Total liabilities and stockholders' equity           $ 351,498     $  366,560
                                                          ==========  =============

       See accompanying notes to condensed consolidated financial statements.


                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,

                                                          2004     2003
                                                        -------  --------
Revenues:
  Service revenues                                    $ 41,845  $ 38,390
  Customer reimbursements                                3,479     2,523
                                                        -------  --------
     Total revenues                                     45,324    40,913

Costs of services:
  Cost of services                                      24,320    21,490
  Customer reimbursements                                3,479     2,523
                                                        -------  --------
     Total costs of services                            27,799    24,013

Research and development                                 1,403     1,513
General and administrative expenses                      6,357     6,135
Marketing and promotion expenses                         4,713     4,238
Depreciation and amortization                            5,882    12,118
Restructure costs                                           -      3,193
                                                        -------   -------
Operating loss                                            (830)  (10,297)

Other income (expense):
  Interest income (expense), net                          (501)      380
  Other                                                   (207)      (34)
                                                        -------  --------
Loss before income taxes                                (1,538)   (9,951)

Income tax benefit                                         559     3,674
                                                        -------  --------
Net loss                                              $   (979) $ (6,277)
                                                        =======  ========

Other comprehensive income:
  Change in unrealized gain on investments, net of tax      27         3
                                                        -------  --------
Comprehensive loss                                    $   (952) $ (6,274)
                                                        =======  ========

Net loss per share:
  Basic and diluted                                   $  (0.04) $  (0.25)
                                                        =======  ========

Weighted average shares outstanding:
  Basic and diluted                                     24,456    24,651
                                                        =======  ========

     See accompanying notes to condensed consolidated financial statements.



                             PEGASUS SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,

                                                               2004      2003
                                                             --------  --------
Cash flows from operating activities:
  Net loss                                                   $  (979) $ (6,277)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                              5,882    12,118
    Other                                                       (495)      414
    Changes in assets and liabilities:
      Accounts receivable                                     (5,993)   (2,864)
      Other current and noncurrent assets                       (315)   (2,304)
      Accounts payable and accrued liabilities                 1,217    (1,851)
      Unearned income                                           (190)    3,693
      Other current and noncurrent liabilities                 1,238      (144)
                                                             --------  --------
      Net cash provided by operating activities                  365     2,785

Cash flows from investing activities:
  Purchase of marketable securities                             (532)       -
  Proceeds from maturity of marketable securities              2,084     1,000
  Purchase of property and equipment                          (5,233)   (6,335)
  Collections of note receivable                                 230       214
  Other                                                           15        19
                                                             --------  --------
      Net cash used in investing activities                   (3,436)   (5,102)

Cash flows from financing activities:
  Proceeds from issuance of common stock                       2,455        97
  Purchase of treasury stock                                 (18,703)        -
  Other                                                         (159)      (48)
                                                             --------  --------
      Net cash provided by (used in) financing activities    (16,407)       49

Net decrease in cash and cash equivalents                    (19,478)   (2,268)

Cash and cash equivalents, beginning of period                58,983    19,893
                                                             --------  --------
Cash and cash equivalents, end of period                    $ 39,505  $ 17,625
                                                             ========  ========

Supplemental schedule of noncash investing activities:
      Landlord paid tenant improvements                     $    799   $     -


     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Overview  and  basis  of  presentation

Pegasus Solutions, Inc. is a leading global provider of hotel reservations-related services and technology. Pegasus was formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or the "Company"). All significant intercompany balances have been eliminated in consolidation. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-based  employee  compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock incentive and employee stock purchase plans. Compensation expense recorded for the stock incentive plan was zero and $334,000 for the three months ended March 31, 2004 and 2003, respectively.

The following table represents the effect on net loss and net loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2004               2003
                                                     ----               ----

Net loss, as reported                              $ (979)           $ (6,277)
Add: Stock-based employee
  compensation expense included in
  reported loss, net
  of  related  tax  effects                             -                 203
Deduct:  Total  stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                       (1,136)               (1,565)
                                                 --------               --------
Pro forma net loss                               $ (2,115)             $ (7,639)
                                                 ---------             ---------

Net loss per share, basic and diluted:
  As reported                                    $ (0.04)               $ (0.25)
                                                 ========               ========
  Pro forma                                      $ (0.09)               $ (0.31)
                                                 ========               ========

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock incentive plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans is amortized over the vesting period.

2.       STOCKHOLDERS'  EQUITY

On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus' common stock. The Company repurchased 1.6 million shares for an aggregate purchase price of $18.7 million during the three months ending March 31, 2004. From April 1, 2004 through May 7, 2004, the Company repurchased the remaining 894,000 shares authorized under Board approved plans for an aggregate purchase price of $10.3 million. Once approved by the Board, any future repurchases are at the discretion of the Board of Directors' Stock Repurchase Committee and may be made on the open market, in privately negotiated transactions or otherwise, depending on market conditions, price, share availability and other factors. Shares repurchased under Board approved plans are immediately cancelled.

3.     NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The effect of stock options is not included in the calculation of diluted net loss per share for the three months ended March 31, 2004 and 2003, as the effect would be anti-dilutive. Shares issuable upon the exercise of stock options that were excluded from the calculation were 4.6 million and 5.0 million for the three months ended March 31, 2004 and 2003, respectively. No dilution for convertible debt was included in the 2004 calculation as those securities are contingently convertible.

4.     EMPLOYEE  DEFINED  BENEFIT  PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan ("SERP"). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the three months ended March 31, 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit
Plan provides supplemental retirement benefits to its members, based on final average compensation.

The following table provides the components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                  Utell Defined
                                                  SERP             Benefit Plan
                                                  ----             ------------
                                             2004      2003      2004      2003
                                            -----     -----     -----     -----
Service  cost                             $   51      $  45     $  72    $  119
Interest  cost                                59         56       134       146
Expected  return  on  plan  assets             -          -      (171)     (133)
Amortization of prior service cost .         (11)       (12)       -          -
Recognized  net  actuarial  loss   .          31         29        -        122
Curtailment  gain        .                  (162)         -        -          -
                                            -----       -----    -----    -----
Net  periodic  benefit  cost              $  (32)     $ 118     $  35      $254
                                          =======       ====     =====     ====

5.     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003 and requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46, as amended by FIN 46R for variable interest entities, are effective at the end of the first interim or annual period ending after March 15, 2004 for arrangements entered into prior to January 31, 2003. Pegasus has determined that it has no variable interest entities subject to the provisions of FIN 46R.

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132" ("SFAS 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. SFAS 132 (revised 2003) was effective for financial statements with fiscal years ended after December 15, 2003, except that disclosure of information about foreign plans required by this Statement is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003, and are reflected in Note 4, above.

6.     CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

7.     SUBSEQUENT  EVENT

On May 3, 2004 (the "Closing Date"), Pegasus and four other parties (collectively, the "Sellers") in Travelweb, LLC ("Travelweb") sold their interests to an affiliate of Priceline.com, Inc. ("Priceline"). Among other provisions, the purchase agreement provides that Pegasus and each other Seller
(1) assign to Priceline each of their 14.286% interests on the Closing Date, and
(2) will each receive (a) on the Closing Date, approximately $4.2 million in cash, and (b) on approximately the one year anniversary of the Closing Date, if certain conditions are met, including Travelweb performance targets, shares of Priceline common stock with a value of approximately $4.7 million as of the Closing Date. The Priceline common shares are subject to certain restrictions on transfer for a period ending on the second anniversary of the Closing Date. The total amount of Pegasus' investment in Travelweb as of March 31, 2004 was approximately $2.2 million and was included in other noncurrent assets. Pegasus expects to record a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis contains forward-looking statements including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties, including those appearing under the caption "Risk Factors" set forth under Item 1 of our 2003 Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Pegasus is a leading global provider of hotel reservations-related services and technology. Founded in 1989, Pegasus' customers include a majority of the world's travel agencies and more than 50,000 hotel properties around the globe. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The company's representation services are used by approximately 7,300 member hotels in approximately 140 countries, making Pegasus the hotel industry's largest third-party marketing and reservations provider. Pegasus has 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

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

RECENT  DEVELOPMENTS

Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base, and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. On March 13, 2004, Pegasus announced PegsTour(TM), a new service which will automate bookings by wholesale travel companies and tour operators with hotel reservation systems.

On May 3, 2004 (the "Closing Date"), Pegasus and four other parties (collectively, the "Sellers") in Travelweb, LLC ("Travelweb") sold their interests to an affiliate of Priceline.com, Inc. ("Priceline"). Among other provisions, the purchase agreement provides that Pegasus and each other Seller
(1) assign to Priceline each of their 14.286% interests on the Closing Date, and
(2) will each receive (a) on the Closing Date, approximately $4.2 million in cash, and (b) on approximately the one year anniversary of the Closing Date, if certain conditions are met, including Travelweb performance targets, shares of Priceline common stock with a value of approximately $4.7 million as of the Closing Date. The Priceline common shares are subject to certain restrictions on transfer for a period ending on the second anniversary of the Closing Date. The total amount of Pegasus' investment in Travelweb as of March 31, 2004 was approximately $2.2 million and was included in other noncurrent assets. Pegasus expects to record a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter of 2004.

FLUCTUATION  OF  FOREIGN  CURRENCIES

Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the euro and the British pound relative to the U.S. Dollar result in Pegasus earning more or less revenue and expending more or less in expenses than it otherwise might have earned or expended if currency rates had remained stable.

RESULTS  OF  OPERATIONS

Revenues. As reflected in the table below, total revenues for the first quarter 2004 increased to $45.3 million from $40.9 million for the first quarter 2003. Total service revenues increased $3.5 million, or 9 percent, to $41.8 million for the first quarter 2004, compared to $38.4 million for the first quarter 2003. The increase in service revenues was primarily due to the results of operations of our connectivity-only representation service, Unirez by Pegasus, which contributed $3.2 million in revenue (Pegasus acquired Unirez on December 1, 2003). In addition, a 7 percent increase in reservations for the company's full-service offering, Utell by Pegasus, combined with a strong euro and British pound also contributed to the increase in representation service revenues. Revenues for the first quarter 2003 were negatively impacted by the war with Iraq and the emergence of SARS.

Other changes in the business are described in the paragraphs that follow the presentation of service line revenues below (in thousands).

                                               Three months ended March 31,
                                                2004                  2003
                                              --------             --------
Representation services                      $ 16,453              $ 13,033
Reservation services                            9,352                 9,947
Financial services                              7,581                 7,234
Distribution services                           7,065                 6,698
Property services                               1,394                 1,478
                                              -------               -------
Total service revenues                         41,845                38,390

Customer reimbursements                         3,479                 2,523
                                              --------             --------
Total revenues                                $ 45,324             $ 40,913
                                              --------             --------

Representation services revenues increased $3.4 million, or 26 percent, to $16.5 million for the first quarter 2004, compared to $13.0 million for the first quarter 2003. The increase was primarily due to our new Unirez by Pegasus representation service, which contributed $3.2 million in revenue. In addition, a 7 percent increase in reservations for the company's full-service offering, Utell by Pegasus, combined with a strong euro and British pound also contributed to the increase in representation service revenues. Partially offsetting this increase was a decrease in membership fees due to a 8 percent decrease in the number of hotels in the full-service portfolio, as well as a decrease in commissions earned for our full-service offering due to pricing pressure. We expect this trend to continue for at least the remainder of the year.

Reservation services revenues decreased $595,000, or 6 percent, to $9.4 million for the first quarter 2004, compared to $9.9 million for the first quarter 2003, despite a 13 percent increase in net transactions processed. The decrease was primarily due to pricing pressure, which was expected because of contract negotiations and will continue throughout the year.

Financial services revenues increased $347,000, or 5 percent, to $7.6 million for the first quarter 2004, compared to $7.2 million for the first quarter 2003. The increased revenue was primarily attributable to a 5 percent increase in gross commissions processed.

Distribution services revenues increased $367,000, or 5 percent, to $7.1 million for the first quarter 2004, compared to $6.7 million for the first quarter 2003. The increase was primarily due to increases in GDS and Internet transactions. These increases were partially offset by the loss of Unirez as a distribution services customer, which provided $355,000 of revenue in the first quarter 2003, and a decrease in revenue per transaction.

Property services revenues decreased $84,000, or 6 percent, to $1.4 million for the first quarter 2004, compared to $1.5 million for the first quarter 2003. The decrease was primarily due to a reduction in revenues from our Web-based property management system, PegasusCentral. One of the company's top priorities in 2004 is the redeployment of PegasusCentral. Pegasus delivered for testing an upgraded version of PegasusCentral to Intercontinental Hotel Group, its largest PegasusCentral customer, in the first quarter 2004. The upgrade not only corrected previously identified issues with the software but also included increased functionality. Full deployment of the upgraded version of PegasusCentral in existing Holiday Inn Express properties is planned to be completed in June 2004. Additionally, new installations with further functionality are planned to commence during the third quarter 2004.

Customer reimbursements increased to $3.5 million for the first quarter 2004, compared to $2.5 million for the first quarter 2003, due to the results of operations of our new Unirez by Pegasus representation service and an overall increase in our customers' GDS costs because of an increase in GDS transactions.

Cost of services. Cost of services, excluding customer reimbursements, were $24.3 million for the first quarter 2004, compared to $21.5 million for the first quarter 2003. The increase was primarily due to $1.9 million of severance and related costs incurred in 2004 related to a strategic change in the Company's information technology organization. The remaining increase in cost of services was primarily due to the added expenses of Unirez, slightly offset by cost savings realized from the 2003 restructuring. Cost of services as a percentage of service revenues was 58 percent and 56 percent for the first quarter 2004 and 2003, respectively.

Research and development. Research and development expenses were $1.4 million for the first quarter 2004, compared to $1.5 million for the first quarter 2003. The decrease was primarily due to cost savings realized from the 2003 restructuring, slightly offset by the added expenses of our Unirez by Pegasus representation service. Research and development expenses as a percentage of service revenues were 3 percent and 4 percent for the first quarter 2004 and 2003, respectively.

General and administrative expenses. General and administrative expenses were $6.4 million for the first quarter 2004, compared to $6.1 million for the first quarter 2003. The increase was primarily due to $465,000 of severance and related costs incurred in 2004 related to a strategic change in the Company's information technology organization and the added expenses of Unirez. These increases were partially offset by a $280,000 decrease in compensation expense for restricted stock, which fully amortized in the second quarter 2003, and a curtailment gain of $162,000 on the Supplemental Executive Retirement Plan that was recognized in the first quarter 2004 due to changes in executive management. General and administrative expenses as a percentage of service revenues were 15 percent and 16 percent for the first quarter 2004 and 2003, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $4.7 million for the first quarter 2004, compared to $4.2 million for the first quarter 2003. The increase was primarily due to the added expenses of our Unirez by Pegasus representation service and additional personnel present in the first quarter 2004. Marketing and promotion expenses as a percentage of service revenues were 11 percent for the first quarter 2004 and 2003.

Depreciation and amortization. Depreciation and amortization expenses were $5.9 million for the first quarter 2004, compared to $12.1 million for the first quarter 2003. The decrease is primarily because in March 2003, we completed the amortization for certain purchased intangible assets related to the REZ, Inc. acquisition. This $7.0 million decrease was partially offset by an increase of $610,000 related to intangible assets from the Unirez acquisition.

Restructure costs. During the first quarter 2003, Pegasus incurred $3.2 million of restructuring charges related to the reorganization of its operations from a business unit structure into distinct functional areas.

Interest income (expense), net. Net interest expense of $501,000 for the first quarter 2004 was the result of interest expense of $800,000, primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering. These costs were offset by interest income of $299,000 on the Company's investments. In the first quarter 2003, interest income on the Company's investments was the primary component of net interest income of $380,000.

Income tax benefit. Pegasus recorded income tax benefit of $559,000 and $3.7 million for the first quarter 2004 and 2003, respectively, reflecting effective rates of 36 percent and 37 percent, respectively. The effective rate in the first quarter 2004 differed from the statutory rate of 35 percent, primarily due to nondeductible expenses, partially offset by the benefit of lower foreign tax rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of capital at March 31, 2004 included cash and cash equivalents of $39.5 million, short-term marketable securities of $5.1 million and long-term marketable securities of $4.1 million. Pegasus had working capital of $44.6 million at March 31, 2004, compared to working capital of $59.1 million at December 31, 2003. This decrease in working capital from December 31, 2003 to March 31, 2004 was primarily due to repurchases of Pegasus' common stock for an aggregate purchase price of $18.7 million, discussed below.

Pegasus has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank collateralizing the leases for the Dallas and Scottsdale offices. On March 1, 2004, as a result of the annual decrease to one of the letters of credit, the total amount available under these letters of credit was reduced by $450,000 to $1.7 million.

Net cash provided by operating activities decreased to $365,000 for the first quarter 2004, from $2.8 million for the first quarter 2003, primarily due to higher operating expenses in 2004 and changes in working capital, including an increase in accounts receivable.

Net cash used in investing activities decreased to $3.4 million for the first quarter 2004, from $5.1 million for the first quarter 2003. This decrease was primarily the result of a $1.1 million decrease in property and equipment purchases, as well as an increase in maturities of marketable securities.

Net cash used in financing activities was $16.4 million for the first quarter 2004, compared to net cash provided by financing activities of $49,000 for the first quarter 2003. During the first quarter 2004, Pegasus received $2.5 million from the issuance of common stock associated with stock options and repurchased 1.6 million shares of common stock for an aggregate purchase price of $18.7 million. From April 1, 2004 through May 7, 2004, the Company repurchased the remaining 894,000 shares authorized under Board approved plans for an aggregate purchase price of $10.3 million. These shares were repurchased under Board-approved corporate 10b5-1 stock repurchase plans.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                     Issuer Purchases of Equity Securities (1)
                       ----------------------------------
                                                                        Maximum
                                                                        number
                                                      Total number    of shares
                                                       of shares       that may
                                                       purchased         yet be
                             Total                     as part of      purchased
                             number       Average     publicly           under
                           of shares    price paid   announced plans   the plans
Period                     purchased    per share    or programs     or programs
------                     -------     ----------    ------------   ------------

January  1, 2004 through
January 31, 2004                  0        NA                  0       2,500,000

February 1, 2004 through
February 29, 2004           697,680      $ 11.58         697,680       1,802,320

March 1, 2004 through
March 31, 2004              908,663        11.69         908,663         893,657
                          __________     ________      _________         _______
Total (2)                 1,606,343      $ 11.64       1,606,343         893,657
                          =========      =======       =========         =======

(1) On February 3, 2004, the Company announced its intention to repurchase up to 2.5 million shares of the Company's common stock. As of March 31, 2004, the Company had repurchased all 1.0 million shares under a 10b5-1 stock repurchase plan authorized November 5, 2003 and approximately 606,000 shares under a second 10b5-1 stock repurchase plan authorized on March 9, 2004. The repurchase of the remaining 894,000 shares authorized under the second stock repurchase plan was completed on May 7, 2004. Repurchases have and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2)  All  shares  were  purchased  pursuant  to the publicly announced programs.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

Exhibit 10.1 - Employment agreement dated January 19, 2004 between the Company and John F. Cole.

Exhibit 10.2 - Employment settlement agreement and release dated February 3, 2004 between the Company and Mark C. Wells.

Exhibit 31.1 - Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports  on  Form  8-K

On February 3, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

On February 13, 2004 Pegasus Solutions, Inc. filed a Form 8-K/A, amending its Form 8-K filed with the Commission on December 3, 2003, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits for (A) the audited financial statements of Unirez at and for the years ended December 31, 2002 and 2001 and unaudited financial statements of Unirez as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and 2002, and for (B) the unaudited pro forma financial information required to be filed pursuant to Article 11 of Regulation S-X as of September 30, 2003 and for the nine months and year ended September 30, 2003 and December 31, 2002, respectively.

On April 27, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing its financial results for the first quarter ended March 31, 2004.

On May 6, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing the sale of its stake in Travelweb, LLC to Priceline.com.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.


May 7, 2004                                                /s/ JOHN F. DAVIS III
                                                         -----------------------
                                                             John F. Davis III,
                                              President, Chief Executive Officer
                                                                    and Chairman
                                                   (Principal Executive Officer)

May 7, 2004                                                 /s/ SUSAN K. COLE
                                                         -----------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT  INDEX


Exhibit  Number     Description
---------------     -----------

10.1 Employment agreement dated January 19, 2004 between the Company and John F. Cole.

10.2                Employment settlement agreement and release dated
                    February 3, 2004 between  the  Company  and Mark  C. Wells.

31.1                Certification  of  Chief  Executive Officer, Pursuant to
                    Section 302 of the  Sarbanes-Oxley  Act  of  2002.

31.2                Certification  of  Chief  Financial Officer, Pursuant to
                    Section 302 of the  Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit  10.1


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is entered into as of the 19th day of January, 2004 (the "Effective Date"), by and between Pegasus Solutions, Inc., a Delaware corporation (the "Company") and John Cole (the "Executive").

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

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

1.     EMPLOYMENT  TERM.

     The initial term of employment shall commence on the Effective Date and shall expire on the first anniversary of the Effective Date (the "Initial Term") provided that in the event neither party provides Notice of Termination (as hereinafter defined) at least 30 days prior to the expiration of the Initial Term, such term will be automatically renewed and extended for successive 30 day periods thereafter until terminated as provided herein.

2.     EMPLOYMENT.

     (a) While employed by the Company, Executive shall perform the duties, undertake the responsibilities as assigned by the Company and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacity and, excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during usual business hours to the business and affairs of the Company to the extent necessary to discharge the responsibilities assigned to the Executive.

3.     COMPENSATION.

     (a) Base Salary. The Company agrees to pay or cause to be paid to the Executive an annual base salary as mutually agreed, and as may be increased from time to time by mutual agreement (hereinafter referred to as the "Base Salary"). Such Base Salary shall be payable in accordance with the Company's customary practices applicable to its executives.

     (b) Annual Bonus. In addition to Base Salary, the Executive may be awarded, for each fiscal year ending during the Employment Term, an annual discretionary bonus (the "Annual Bonus") in accordance with the terms and conditions of the bonus plan approved by the Company. Any actual payment or award under such Annual Bonus plan, and the size of any payment or award, will be in accordance with the terms of the plan. Each such Annual Bonus shall be paid no later than the end of the third (3rd) month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded.

4.     EMPLOYEE  BENEFITS.

     The Executive shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company and made available to all employees generally, including, without limitation, all pension, retirement, profit sharing, savings, medical, hospitalization, disability, dental, life or travel accident insurance benefit plans. The Company may reduce benefit levels if such changes are part of broad-based changes in the Company's benefit programs offered generally to all employees. Notwithstanding the foregoing, except as otherwise set forth herein, nothing herein shall obligate the Company to adopt such plans, practices or programs.

5.     OTHER  BENEFITS.

     (a) Fringe Benefits and Perquisites. The Executive shall be entitled to participate in the Executive Perquisite Plan of the Company as described in Attachment A hereto (the "Perquisite Plan").

     (b) Expenses. The Executive shall be entitled to receive reimbursement of all expenses reasonably incurred by him in connection with (1) any single relocation of his primary residence, provided such expense does not exceed an amount equal to Executive's base salary for one month and (2) the performance of his duties hereunder including promoting, pursuing or otherwise furthering the business or interests of the Company in accordance with the accounting procedures and expense reimbursement policies of the Company as it shall adopt from time to time.

6.     VACATION  AND  SICK  LEAVE.

     During the Employment Term, at such reasonable times as the Chief Executive Officer shall in his discretion permit, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, provided that:

     (a) The Executive shall be entitled to annual vacation in accordance with Company policies as in effect from time to time.

     (b) The Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies as in effect from time to time.

7.     TERMINATION.

     (a) In the event of a Change In Control (as hereinafter defined) resulting in Executive giving Notice of Termination occurring while this Agreement is in effect, the Company shall pay and provide the following benefits to Executive:

       (1) the Company shall continue to pay Executive as severance pay and in lieu of any further compensation a monthly payment for a period of twelve
       (12) months following the Termination Date an amount equal to Executive's monthly Base Salary and Perquisite Plan in effect for the month immediately preceding the Termination Date,.

       (2) during the twelve (12) month period immediately following the Termination Date, the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries the benefit plans (except life insurance and disability insurance, if any, will not be continued) and the medical, dental and hospitalization benefits provided to the Executive immediately prior to the Termination Date. The Company's obligation hereunder with respect to the foregoing benefits shall terminate in the event the Executive obtains any such benefits (regardless of level and scope of coverage) pursuant to a subsequent employer's benefit plans.

     (b) In the event Executive is terminated by the Company prior to the expiration of the Initial Term of this Agreement, the Company shall pay and provide the following benefits to Executive during the period between the Termination Date and the expiration date of the Initial Term:

       (1)  Base  Salary  and  Perquisite  Plan,  and

       (2) the Company shall at its expense continue on behalf of the Executive And his dependents and beneficiaries the benefit plans (except life insurance And disability insurance, if any, will not be continued) and the medical, dental And hospitalization benefits provided to the Executive immediately prior to The Termination Date. The Company's obligation hereunder with respect to the foregoing benefits shall terminate in the event the Executive obtains any such benefits (regardless of level and scope of coverage) pursuant to a subsequent employer's benefit plans.

The Executive hereby acknowledges that full payment and/or performance by the Company of its obligations as set forth in Section 7(a) or (b) hereof shall be in lieu of any other remedy or cause of action the Executive may have, either at law or in equity, as a result of the termination of the Executive's employment pursuant to such Section.

8.     DEFINITIONS.

     (a) Notice of Termination. A Notice of Termination is a written notice given by the Company to the Executive or by the Executive to the Company terminating this Agreement and the Executives' employment. The Notice of Termination must be given at least 30 in advance of the Termination Date (as hereinafter defined).

     (b) Termination Date. For purposes of this Agreement, "Termination Date" shall mean the date specified in the Notice of Termination provided that if the Executive's employment is terminated because of a Change In Control, the date specified in the Notice of Termination shall be not more than thirty (30) days from the date the Notice of Termination is given to the Company.

     (c)  Change  In  Control.  For  purposes of this Agreement, a "Change in
Control"  shall  mean  any  of  the  following  events:

     (1) An acquisition of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 12(d) or 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) other than any parent, subsidiary or affiliate of the Company immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than fifty percent (50%) of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary") or (ii) the Company or its Subsidiaries,

     (2) The individuals who, as of the date of this Agreement is approved by The Board, are members of the Board (the "Incumbent Board") cease for any reason To constitute at least one half (1/2) of the members of the Board; provided, however, that if the election, or nomination for election of any new director was approved by a vote of the members of the Board as provided by the Company's Bylaws, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, or

     (3)  Approval  by  the  stockholders  of  the  Company  of:

       (i)  A  complete  liquidation  or  dissolution  of  the  Company,  or

      (ii) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary or a parent in a Non-Control Acquisition).

9.     SUCCESSORS  AND  ASSIGNS.

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

10.     FEES  AND  EXPENSES.

     The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as a result of the breach or default by the Company of the terms hereof.

11.     NOTICE.

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

12.     MISCELLANEOUS.

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

13.     GOVERNING  LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas without giving effect to the conflict of law principles thereof. Subject to Section 16 of this Agreement, any action brought by any party to this Agreement shall be brought and maintained in a court of competent jurisdiction in Dallas County, Texas.

14.     SEVERABILITY.

     The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provisions hereof shall not affect the validity or enforceability of the other provisions hereof.

15.     ENTIRE  AGREEMENT.

     This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

16.     ARBITRATION.

     Any dispute or controversy arising out of or relating to this Agreement, except the right to injunctive relief, shall be determined and settled by arbitration in the City of Dallas, Texas, in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association then in effect, and judgement upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction, hereby expressly waiving the right to jury trial. Such arbitrator shall have no power to modify any of the provisions of this Agreement, and his or her jurisdiction is limited accordingly. A party requesting arbitration hereunder shall give ten (10) days' written notice to the other party to request such arbitration. Unless the arbitrator decides otherwise, the successful party in any such arbitration shall be entitled to reasonable attorneys' fees and costs associated with such arbitration. If the parties hereto cannot agree upon an arbitrator, then one shall be appointed by the governing office of the American Arbitration Association. Any arbitrator so appointed shall have extensive experience in a profession connected with the subject matter of the dispute. Whenever any action is required to be taken under this Agreement within a specified period of time and the taking of such action is materially affected by a matter submitted to arbitration, such period shall automatically be extended by the number of days plus ten (10) that are taken for the determination of that matter by the arbitrator.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its Chairman of the Board or Chairman of the Compensation Committee and the Executive has executed this Agreement as of the date and year first above written.

PEGASUS  SOLUTIONS,  INC.               EXECUTIVE:


By:     _____________________________          By:_____________________________
                                                  John  Cole
Print:  _____________________________

Title:  _____________________________

Exhibit  10.2

                        SETTLEMENT AGREEMENT AND RELEASE

This Settlement Agreement and Release (this "Settlement Agreement") is made as of February 3, 2004, between Pegasus Solutions, Inc. ("Company") and Mark C. Wells ("Executive").

Whereas,  Executive's  employment  with  Company  has  terminated;  and

Whereas, to achieve certainty and avoid possible dispute, Company and Executive wish to specify and settle all amounts to be paid by Company to or on behalf of Executive as a result of such termination of employment.

Now, therefore, in consideration of the foregoing recitals, the covenants and agreements set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Company and Executive agree as follows:

1.    Defined  Terms.
      --------------

     (a) "Employment Agreement" means the Employment Agreement between Company and Executive dated as of December 1, 2002.

     (b) All capitalized terms used in this Settlement Agreement but not Defined herein shall have the meanings set forth elsewhere in the Employment Agreement.

2.     Termination  Date.  Company and Executive agree that the Termination Date
       -----------------
       is  January  31,  2004.

3.     Payments.   Company  will  pay  the  following amounts to or on behalf of
       --------
       Executive:

      (a) For a period of twenty-four (24) months following the Termination Date, Company will pay to Executive a monthly payment of $29,866.67.

      (b) During the twelve (12) month period immediately following the Termination Date, Company will:

           (i) pay to Executive a monthly payment of $2,916.67 in satisfaction of its obligation to continue on behalf of the Executive and Executive's dependents and beneficiaries the Executive Benefit and Perquisites Plan; and

           (ii) at its expense continue on behalf of Executive and Executive's dependents and beneficiaries the medical, dental and hospitalization benefits provided to Executive immediately prior to the Termination Date by reimbursing Executive for the monthly premiums paid by Executive during the Continuation Period for such coverages under the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA); provided that Company's obligation under this subparagraph is conditioned upon Executive electing to continue such coverages during the Continuation Period under COBRA.

           The Company's obligation hereunder with respect to the foregoing coverages, benefits and perquisites will terminate in the event the Executive obtains any such benefits (regardless of level and scope of coverage) pursuant to a subsequent employer's benefit plans.

       (c) For a period of two (2) years after the Termination Date, Company will contribute a total of $129,651 to Executive's Deferred Compensation Plan account in accordance with the terms of the Deferred Compensation Plan.

      (d) For a period of two (2) years after the Termination Date, Company Will continue the accrual of Executive's benefits under the Supplemental Executive Retirement Plan in accordance with the terms of that plan.

       (e) Company will reimburse Executive the costs of any outplacement services incurred by Executive, up to a maximum amount of Fifteen Thousand Dollars ($15,000.00).

4.     Stock Options.  Any outstanding stock options (including restricted stock
       -------------
       and granted performance shares or units) granted to Executive under any stock option plans or under any other incentive plan or arrangement will become, as of the Termination Date, one hundred percent (100%) vested, and all restrictions on the exercise of such grants will be removed until their expiration in accordance with the governing stock option agreement(s) and plan(s).

5.     Performance  of  Obligations.  Company  and  Executive  agree  that  full
       ----------------------------
       payment and/or performance by Company of its obligations as set forth in paragraphs 3 and 4 hereof will (a) constitute full performance and satisfaction by Company of its obligations under Section 8(d) of the Employment Agreement; and (b) be in lieu of any other remedy or cause of action Executive may have, either at law or in equity, as a result of the termination of Executive's employment with Company.

6.     Release.  As  a  material  inducement  to  Company  to  enter  into  this
       -------
       Settlement Agreement, Executive for himself and on behalf of his heirs, assigns and representatives hereby releases, acquits and forever discharges Company and its subsidiaries and affiliates, and the directors, officers, employees, agents, successors and assigns of each of Company, its subsidiaries and affiliates (the "Released Parties"), from any and all claims or causes of action of any kind whatsoever, known or unknown and whether now existing or arising hereafter, including without limitation any tort, contractual, quasi-contractual, statutory or equitable claim, that Executive has or may have, arising from, relating to or in connection with (a) Executive's employment with the Company or the termination of that employment, or (b) the Employment Agreement. Company and Executive agree that any claim or cause of action arising from, relating to or in connection with this Settlement Agreement shall not be subject to the release set forth in this paragraph 6. Executive represents and warrants to Company that he has not, and covenants that he will not, file any charge, complaint, suit or other claim of any type against the Released Parties arising from, relating to or in connection with the matters released hereby. Executive agrees that Company's payments under, and the settlement of the matters set forth in, this Settlement Agreement are good and valuable consideration for the release and obligations set forth in this paragraph 6 and constitute consideration in addition to any consideration to which Executive may otherwise be entitled.

7.     Confidentiality  and  Non-Disparagement.  Executive  agrees  to  keep the
       ---------------------------------------
       existence and terms of this Settlement Agreement confidential and to not disclose the provisions hereof to anyone except Executive's spouse, relevant legal or financial advisors or as required by law. Executive agrees not to make negative or disparaging remarks to any person about Company, Executive's employment with Company, or the events which led to this Settlement Agreement, and agrees that he will not speak publicly to the media or anyone else, individually or through his legal or other representatives, about these matters or this Settlement Agreement.

8.     Arbitration.  Any  dispute  or  controversy arising out of or relating to
       -----------
       this Settlement Agreement shall be determined and settled by arbitration in the City of Dallas, Texas, in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association then in effect, and judgement upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. Such arbitrator shall have no power to modify any of the provisions of this Settlement Agreement, and his or her jurisdiction is limited accordingly. A party requesting arbitration hereunder shall give ten (10) days' written notice to the other party to request such arbitration. Unless the arbitrator decides otherwise, the successful party in any such arbitration shall be entitled to reasonable attorneys' fees and costs associated with such arbitration. If the parties hereto cannot agree upon an arbitrator, then one shall be appointed by the governing office of the American Arbitration Association. Any arbitrator so appointed shall have extensive experience in a profession connected with the subject matter of the dispute.

9.     Miscellaneous.  This Settlement Agreement sets forth the entire agreement
       -------------
       between the parties hereto and fully supersedes any and all prior agreements or understandings, written or oral, between the parties hereto pertaining to the subject matter hereof. No change, modification, or waiver of any term or condition in this Settlement Agreement shall be valid or binding upon either party, unless such change, modification, or waiver is in writing, signed by each party. This Settlement Agreement shall be governed by and interpreted in accordance with the laws of the State of Texas, without reference to its conflict of laws principles.

PEGASUS  SOLUTIONS,  INC.                            MARK  C.  WELLS  :


By:     ___________________________              ___________________________

Name:   ___________________________

Title:  ___________________________

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

Date:  May  7,  2004

/s/  JOHN  F.  DAVIS III
-------------------------------------------
John  F.  Davis III
President,  Chief  Executive  Officer  and  Chairman

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

Date:  May  7,  2004

/s/  SUSAN  K.  COLE
-------------------------------------
Susan  K.  Cole
Executive  Vice  President  and  Chief  Financial  Officer

Exhibit  32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

   1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 7, 2004                                                /s/ JOHN F. DAVIS III
                                                         -----------------------
                                                             John F. Davis III,
                                              President, Chief Executive Officer
                                                                    and Chairman

May 7, 2004                                                 /s/ SUSAN K. COLE
                                                         -----------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer