Form 10-Q
period 2004-06-30
PEGASUS SOLUTIONS INC
filed 2004-08-09
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 4, 2004 was 22,229,246.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX



                                                                            Page
                                                                            ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                              3

          a)   Condensed  Consolidated  Balance  Sheets  as of
               June 30, 2004 and December  31,  2003                           3
          b)   Condensed Consolidated Statements of Operations
               and Comprehensive Income  (Loss)  for  the three
               and six months ended June 30, 2004 and  2003                    4
          c)   Condensed  Consolidated  Statements  of  Cash  Flows
               for the six months  ended  June  30,  2004  and  2003           5
          d)   Notes  to  Condensed  Consolidated  Financial  Statements       6

     Item  2.  Management's  Discussion  and Analysis of Financial
               Condition and Results  of  Operations                          10

     Item 4.  Controls  and  Procedures                                       16

Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                             17

     Item  2.  Changes  in  Securities,  Use of Proceeds and Issuer
               Purchases of Equity  Securities                                17

     Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders       18

     Item 6.  Exhibits  and  Reports  on  Form  8-K                           18

Signatures                                                                    19

Part  I.  Financial  Information
Item  1.  Financial  Statements  (Unaudited)

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                               June 30,            December 31,
                                                2004                   2003
                                                ----                   ----

           ASSETS

Cash  and  cash  equivalents              $    36,354               $    58,983
Short-term  investments                         6,057                     4,046
Accounts  receivable,  net                     29,334                    22,298
Other  current  assets                         11,078                    11,092
                                    -----------------         -----------------
     Total  current  assets                    82,823                    96,419

Goodwill, net of accumulated
  amortization  of  $40,225                   164,120                   164,120
Intangible  assets,  net                        6,829                     7,831
Property  and  equipment,  net                 74,460                    75,474
Other  noncurrent  assets                      15,294                    22,716
                                    -----------------           ---------------
     Total  assets                         $  343,526                $  366,560
                                    =================           ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
 liabilities                               $   26,289                $   24,672
Unearned  income                                6,465                     7,213
Other  current  liabilities                     6,257                     5,477
                                    -----------------         -----------------
     Total current liabilities                 39,011                    37,362

Noncurrent uncleared commission checks          5,032                     4,545
Other  noncurrent  liabilities                 20,995                    20,997
Convertible  debt                              75,000                    75,000

Commitments  and  contingencies

Stockholders'  equity:
  Preferred stock, $0.01 par value;
   2,000,000 shares authorized;
   zero shares issued and outstanding               -                         -
  Common stock, $0.01 par value;
   50,000,000 shares authorized;
   22,838,116 and 25,091,248 shares issued
   and  outstanding,  respectively                228                       251
  Additional  paid-in  capital                263,738                   290,828
  Unearned compensation                          (467)                        -
  Accumulated other comprehensive loss           (846)                     (834)
  Accumulated deficit                         (59,165)                  (61,589)
                                       --------------           ----------------
   Total stockholders' equity                 203,488                   228,656
                                       --------------           ----------------
   Total liabilities and
    stockholders'  equity                 $   343,526                 $  366,560
                                       ==============           ================

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                   Three Months Ended          Six Months Ended
                                           June  30,              June  30,
                                          ----------              ---------
                                       2004       2003        2004        2003
                                       ----       ----        ----        ----

Revenues:
  Service revenues                 $  45,860   $  40,104   $  87,705  $  78,494
  Customer  reimbursements             4,141       2,827       7,620      5,350
                                   ---------   ---------   ---------   --------
     Total  revenues                  50,001      42,931      95,325     83,844


Costs  of  services:
  Cost  of  services                  23,980      21,652      48,300     43,142
  Customer  reimbursements             4,141       2,827       7,620      5,350
                                   ---------   ---------   ---------   --------
    Total  costs  of  services        28,121      24,479      55,920     48,492

Research  and  development             1,128       1,083       2,531      2,596
General and administrative expenses    5,867       6,247      12,224     12,382
Marketing  and  promotion  expenses    4,981       4,177       9,694      8,415
Depreciation  and  amortization        5,794       5,156      11,676     17,274
Restructure  costs                         -       2,676           -      5,869
                                   ---------   ---------   ---------   ---------
Operating  income  (loss)              4,110        (887)      3,280    (11,184)

Other  income  (expense):
  Gain  on  sale                       1,961           -       1,961          -
  Interest income (expense), net        (524)        220      (1,025)       600
  Other                                  (86)         64        (293)        30
                                   ---------    ---------   ---------  ---------
Income  (loss)  before income taxes    5,461        (603)      3,923    (10,554)

Income tax benefit (expense)          (2,058)        586      (1,499)      4,260
                                   ---------   ---------   ---------   ---------
Net  income (loss)               $    3,403   $     (17)   $  2,424    $ (6,294)
                                  ==========   -=========  =========   =========

Other comprehensive income (loss):
  Change in unrealized gain on
  investments, net of tax                (39)         (3)        (12)         -
                                   ---------   ---------   ---------   ---------
Comprehensive income (loss)       $    3,364   $     (20)   $  2,412   $ (6,294)
                                  ==========   -=========  =========   =========

Net income (loss) per share:
  Basic                           $     0.15   $   (0.00)   $  0.10    $  (0.25)
                                  ==========   ==========   ========   =========
  Diluted                         $     0.14   $   (0.00)   $  0.10    $  (0.25)
                                  ==========   ==========   ========  ==========

Weighted  average  shares  outstanding:
  Basic                               23,230      24,768     23,974      24,710
                                  ==========   =========    ========   =========
  Diluted                             23,527      24,768     24,277      24,710
                                  ==========   ==========   ========   =========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                  June 30,
                                                                  --------
                                                              2004        2003
                                                              ----        ----

Cash  flows  from  operating  activities:
  Net income (loss)                                       $   2,424    $ (6,294)
  Adjustments to reconcile net loss to net cash
   Provided by operating  activities:
    Depreciation  and  amortization                          11,676      17,274
    Gain on sale                                             (1,961)          -
    Other                                                     1,278       1,112
    Changes  in  assets  and  liabilities:
     Accounts receivable                                     (7,311)       (606)
     Other current and noncurrent assets                       (139)     (4,407)
     Accounts payable and accrued liabilities                 1,615      (3,615)
     Unearned  income                                          (748)      3,405
     Other current  and  noncurrent  liabilities                973          30
                                                           ---------    --------
     Net  cash  provided  by  operating  activities           7,807       6,899

Cash  flows  from  investing  activities:
  Proceeds from sale of Travelweb, LLC                        4,167           -
  Proceeds from maturity of marketable securities             3,232       2,000
  Purchase of marketable securities                            (566)          -
  Purchase of property and equipment                         (9,034)    (10,009)
  Collections  of  note  receivable                             464         103
  Other                                                          35         433
                                                           ---------    --------
   Net cash used in investing activities                     (1,702)     (7,473)

Cash  flows  from  financing  activities:
  Purchase of treasury stock                                (33,049)          -
  Proceeds  from  issuance  of  common  stock                 4,598       1,144
  Other                                                        (283)       (100)
                                                           ---------    --------
    Net cash provided by (used in) financing activities     (28,734)      1,044

Net increase (decrease) in cash and cash equivalents        (22,629)        470

Cash  and  cash  equivalents,  beginning  of  period         58,983      19,893
                                                           ---------    --------
Cash  and  cash equivalents, end of period                 $ 36,354   $  20,363
                                                           ========    =========

Supplemental schedule of noncash investing activities:
  Landlord paid tenant improvements                        $    799   $       -


     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Overview  and  basis  of  presentation

Pegasus Solutions, Inc. is a leading global provider of hotel reservations-related services and technology. Pegasus was formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or the "Company"). All significant intercompany balances have been eliminated in consolidation. The Company operates under one reportable segment. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

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

Stock-based  employee  compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for stock option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company also maintains an employee stock purchase plan, for which no compensation expense is recognized pursuant to APB 25. The Company maintains a stock incentive plan, under which compensation expense was recorded for $10,000 and $237,000 for the second quarter 2004 and 2003, respectively, and $10,000 and $571,000 for the six months ended June 30, 2004 and 2003, respectively.

The  following  table  represents the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE  30,                    JUNE  30,
                                   ------------------          -----------------
                                    2004        2003            2004       2003
                                    ----        ----            ----       ----
Net income (loss), as reported    $ 3,403    $   (17)         $ 2,424    (6,294)
Add: Stock-based employee
  compensation expense included
  in reported income (loss),
  net of related tax effects            6        144                6       347
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based methods for all awards,
  net of related tax effects       (1,018)    (1,525)          (2,154)   (3,091)
                                  --------    -------          -------   -------
Pro forma net income (loss)      $  2,391   $ (1,398)         $   276   $(9,038)
                                 ========   =========         ========  ========

Net income (loss) per share,
as  reported:
  Basic                          $  0.15    $  (0.00)         $  0.10   $ (0.25)
                                 ========   =========         ========  ========
  Diluted                        $  0.14    $  (0.00)         $  0.10   $ (0.25)
                                 ========   =========         ========  ========

Net income (loss) per share,
pro  forma:
  Basic                          $   0.10   $  (0.06)         $  0.01   $ (0.37)
                                 ========   =========         ========  ========
  Diluted                        $   0.10   $  (0.06)         $  0.01   $ (0.37)
                                 ========   =========         ========  ========

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock incentive plans. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans is amortized over the vesting period.

On May 25, 2004, the Compensation Committee of the Board of Directors granted 41,875 shares of restricted stock to certain executives. The restricted stock will vest in full on May 25, 2008. Based on the market value of the Company's common stock, the restricted stock grant was valued at approximately $477,000, and compensation expense will be recognized ratably over the four-year period.

2.       INTANGIBLE  ASSETS

Pegasus has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets at June 30, 2004 and December 31, 2003 (in thousands):

                              JUNE 30, 2004                 DECEMBER 31, 2003
                              -------------                 -----------------
                         CARRYING    ACCUMULATED       CARRYING    ACCUMULATED
                          VALUE      AMORTIZATION       VALUE     AMORTIZATION
                         -------    -------------       ------    -------------
Customer relationships    $ 56,996     $ (52,761)       $56,996       $ (52,431)
Non-compete agreements      6,120        (3,546)          6,120          (2,878)
Other                          48           (28)             48             (24)
                          -------     ----------        -------       ----------
Total                     $ 63,164     $ (56,335)       $63,164       $ (55,333)
                          =========    ==========       =======       ==========

Amortization expense for those intangible assets was $501,000 and $192,000 for the three months ended June 30, 2004 and 2003, respectively, and was $1.0 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively.

3.     STOCKHOLDERS'  EQUITY

On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus' common stock. On May 25, 2004, the Board of Directors authorized the repurchase of an additional 1.5 million shares of Pegasus' common stock. As of June 30, 2004, the Company had repurchased all 2.5 million shares under the plan authorized November 5, 2003 for an aggregate purchase price of $29.0 million and approximately 322,000 shares under the plan authorized May 25, 2004 for an aggregate purchase price of $4.1 million. From July 1, 2004 through August 4, 2004, the Company repurchased approximately 647,000 shares authorized under Board approved plans for an aggregate purchase price of $8.3 million. Shares repurchased under Board approved plans are immediately cancelled.

4.     GAIN  ON  SALE

On May 3, 2004 (the "Closing Date"), Pegasus and four other parties (collectively, the "Sellers") in Travelweb, LLC ("Travelweb") sold their interests to an affiliate of Priceline.com, Inc. ("Priceline"). Among other provisions, the purchase agreement provided that Pegasus and each other Seller
(1) assign to Priceline each of their 14.286% interests on the Closing Date, and
(2) receive (a) on the Closing Date, approximately $4.2 million in cash, and (b) on approximately the one-year anniversary of the Closing Date, if certain conditions are met, including Travelweb performance targets, shares of Priceline common stock with a value of approximately $4.7 million as of the Closing Date. The Priceline common shares are subject to certain restrictions on transfer for a period ending on the second anniversary of the Closing Date. Pegasus' investment in Travelweb prior to sale was $2.2 million and was included in other noncurrent assets. Pegasus recorded a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter 2004.

5.     NET  INCOME  (LOSS)  PER  SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. For calculations of diluted net income per share for the second quarter and six months ended June 30, 2004, weighted average shares outstanding are increased by approximately 297,000 and 303,000 shares, respectively, reflecting the dilutive effect of stock options and unvested restricted stock. Additionally, 2.2 million and 2.6 million shares issuable upon the exercise of stock options were excluded from the weighted average share calculation for the second quarter and six months ended June 30, 2004, respectively, as their effect would be anti-dilutive. The effect of 4.7 million shares issuable upon the exercise of stock options were excluded from the weighted average share calculation for diluted net loss per share for the second quarter and six months ended June 30, 2003, as their effect would be anti-dilutive. No dilution for convertible debt was included in the 2004 calculations, as those securities are contingently convertible.

6.     EMPLOYEE  DEFINED  BENEFIT  PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan ("SERP"). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the first quarter 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit
Plan provides supplemental retirement benefits to its members, based on final average compensation. As a result of the Company's 2003 strategic integration plan, in the second quarter 2003 there was a significant decrease in the number of participants in the Utell Defined Benefit Plan and the Company recognized a curtailment gain of $508,000 and a settlement loss of $261,000 under SFAS 88.

The following table provides the components of net periodic benefit costs for the second quarter and six months ended June 30, 2004 and 2003 (in thousands):

                             SERP                  Utell Defined Benefit Plan
               -------------------------------   -------------------------------
                  Three months      Six months     Three months      Six months
               ended June 30,   ended June 30,   ended June 30,   ended June 30,
                 ------------   --------------   --------------   --------------
                 2004    2003   2004      2003   2004      2003   2004      2003
                 ------------   --------------   --------------   --------------
Service cost      $ 50  $  45  $101     $ 90     $ 72     $ 119   $  144  $ 238
Interest cost       58     56   117      112      134       146      268    292
Expected return
on plan assets       -      -     -        -     (171)     (133)    (342)  (266)
Amortization of
prior service
cost       .       (11)   (12)  (22)     (24)       -         -        -      -
Recognized net
actuarial loss      30     29    61       58        -       122        -    244
Curtailment gain     -      -  (162)       -        -      (508)       -   (508)
Settlement loss      -      -     -        -        -       261        -    261
                 ------------   --------------   --------------   --------------
Net periodic
benefit cost      $127  $ 118  $ 95     $236     $ 35     $   7   $   70  $ 261
                 ============  ==============   ===============   ==============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, the risks and uncertainties appearing under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Pegasus is a leading global provider of hotel reservations-related services and technology. Founded in 1989, Pegasus' customers include a majority of the world's travel agencies and more than 50,000 hotel properties around the globe. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The company's representation services are used by more than 7,500 member hotels in approximately 140 countries, making Pegasus the hotel industry's largest third-party marketing and reservations provider. Pegasus has 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

DEPENDENCE  ON  THE  HOTEL  INDUSTRY

Our business is sensitive to changes in the demand for, and average daily rates associated with, hotel rooms. Historically, after periods of low demand for hotel rooms, average daily rates have lagged behind the recovery in transaction volumes. Since our distribution and reservation services revenues are primarily transaction-based, revenues for these services have recovered more quickly than our hotel representation and financial services, which are based in large part on a combination of reservation volume and average daily rates. In addition, we have experienced a lengthening in the sales and implementation cycle for some of our services.

RECENT  DEVELOPMENTS

Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base, and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Earlier this year, Pegasus introduced PegsTour(TM), a new service which will automate bookings by wholesale travel companies and tour operators with hotel reservation systems, driving growth in our distribution services. PegsTour is expected to begin generating revenue in late 2004.

On May 3, 2004 (the "Closing Date"), Pegasus and four other parties (collectively, the "Sellers") in Travelweb, LLC ("Travelweb") sold their interests to an affiliate of Priceline.com, Inc. ("Priceline"). Among other provisions, the purchase agreement provided that Pegasus and each other Seller
(1) assign to Priceline each of their 14.286% interests on the Closing Date, and
(2) receive (a) on the Closing Date, approximately $4.2 million in cash, and (b) on approximately the one-year anniversary of the Closing Date, if certain conditions are met, including Travelweb performance targets, shares of Priceline common stock with a value of approximately $4.7 million as of the Closing Date. The Priceline common shares are subject to certain restrictions on transfer for a period ending on the second anniversary of the Closing Date. Pegasus' investment in Travelweb prior to sale was $2.2 million and was included in other noncurrent assets. Pegasus recorded a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter of 2004.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2004  AND  2003

Revenues. As reflected in the table below, total revenues for the second quarter 2004 increased to $50.0 million from $42.9 million for the second quarter 2003. Total service revenues increased $5.8 million, or 14 percent, to $45.9 million for the second quarter 2004, compared to $40.1 million for the second quarter 2003. The increase in service revenues was largely due to our new connectivity service offering, Unirez by Pegasus, which contributed $4.0 million in revenue to representation services in the second quarter 2004. Additionally, our full-service offering, Utell by Pegasus, contributed $1.0 million to the increase in representation services revenues and our financial services revenues increased $1.4 million. Revenues for the second quarter 2003 were negatively impacted by the war with Iraq and the impact of SARS.

Other changes in the business are described in the paragraphs that follow the presentation of service line revenues below (in thousands).

                                               Three months ended June 30,
                                               ---------------------------
                                                 2004               2003
                                               --------            --------

Representation services                        $ 19,292            $ 14,318
Reservation services                              9,139               9,555
Financial services                                8,765               7,364
Distribution services                             7,302               7,164
Property services                                 1,362               1,703
                                               --------            --------
Total service revenues                           45,860              40,104

Customer reimbursements                           4,141               2,827
                                               --------            --------
Total revenues                                 $ 50,001            $ 42,931
                                               ========            ========

Representation services revenues increased $5.0 million, or 35 percent, to $19.3 million for the second quarter 2004, compared to $14.3 million for the second quarter 2003. The increase was primarily due to our new Unirez by Pegasus representation service, which contributed $4.0 million in revenue. In addition, a 10 percent increase in reservations and improved average daily room rates for the company's full-service offering, Utell by Pegasus, combined with a strong euro and British pound, also contributed to the increase in representation service revenues. We expect the year-over-year impact of the strong euro and British pound to be less of a factor on revenues during the remainder of 2004, as these currencies strengthened in the second half of 2003. Partially offsetting this increase was a decrease in Utell by Pegasus membership fees due to a 5 percent decrease in the number of hotels represented, and a decrease in the commission percentage earned, due to lower pricing on new contracts and contract renewals, as expected, due to increased competition from lower-cost competitors. We expect this trend to continue for at least the remainder of the year.

Reservation services revenues decreased $416,000, or 4 percent, to $9.1 million for the second quarter 2004, compared to $9.6 million for the second quarter 2003, despite a 6 percent increase in net transactions processed. The decrease in revenues was primarily due to reduced pricing on contract renewals, as expected. We expect this trend to continue to impact year-over-year comparisons for the remainder of the year.

Financial services revenues increased $1.4 million, or 19 percent, to $8.8 million for the second quarter 2004, compared to $7.4 million for the second quarter 2003. The increase in revenues was primarily attributable to a 12 percent increase in gross commissions processed, which resulted from both improved average daily room rates and an increased volume. The trend of processing more foreign currency payments, which earn additional fees, also contributed to the increase.

Distribution services revenues increased $138,000, or 2 percent, to $7.3 million for the second quarter 2004, compared to $7.2 million for the second quarter 2003. The increase was primarily due to increases in global distribution system, or GDS, transactions. These increases were partially offset by the loss of Unirez as a distribution services customer, which provided $415,000 of revenue in the second quarter 2003, and a slight decrease in Internet bookings. During 2004, we have been impacted by the effects of increased bookings on hotel companies' proprietary web sites; such transactions do not utilize Pegasus' Internet distribution services. We expect this trend to continue.

Property services revenues decreased $341,000, or 20 percent, to $1.4 million for the second quarter 2004, compared to $1.7 million for the second quarter 2003. The decrease was primarily due to a reduction in revenues from our Web-based property management system, PegasusCentral. One of the company's top priorities in 2004 has been the redeployment of PegasusCentral. During the second quarter 2004, we completed the replacement of PegasusCentral in Holiday Inns using the product. In July 2004, we delivered the next release of PegasusCentral to InterContinental Hotels Group for testing. We are also finalizing the deliverables and functionality with InterContinental Hotels Group for another release in late October.

Customer reimbursements increased to $4.1 million for the second quarter 2004, compared to $2.8 million for the second quarter 2003, due to the operations of our new Unirez by Pegasus representation service and an overall increase in our customers' GDS costs because of an increase in GDS transactions.

Cost of services. Cost of services, excluding customer reimbursements, were $24.0 million for the second quarter 2004, compared to $21.7 million for the second quarter 2003. The $2.3 million increase was primarily due to $1.1 million of added expenses for our Unirez by Pegasus representation service, a $938,000 increase in revenue sharing to third parties because of new contracts and increases in transaction volumes and rates and increased consulting costs for information technology, or IT, development. Cost of services as a percentage of service revenues was 52 percent and 54 percent for the second quarter 2004 and 2003, respectively.

Research and development. Research and development expenses were flat at $1.1 million for the second quarter 2004 and 2003, primarily due to cost savings realized from the 2003 restructuring, offset by the added expenses of our Unirez by Pegasus representation service. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent for the second quarter 2004 and 2003, respectively.

General and administrative expenses. General and administrative expenses were $5.9 million for the second quarter 2004, compared to $6.2 million for the second quarter 2003. The $380,000 decrease was primarily because in the second quarter 2003, we recorded the final $237,000 of compensation expense associated with the June 2002 restricted stock grant. The remaining decrease was primarily due to decreased benefit plan costs because of a decrease in benefit plan participants. General and administrative expenses as a percentage of service revenues were 13 percent and 16 percent for the second quarter 2004 and 2003, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $5.0 million for the second quarter 2004, compared to $4.2 million for the second quarter 2003. The $804,000 increase was primarily due to additional personnel costs arising from a 10 percent increase in the number of marketing and promotion personnel and the costs of a new sales compensation program that was launched in January 2004, as well as added expenses of our Unirez by Pegasus representation service. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 10 percent for the second quarter 2004 and 2003, respectively.

Depreciation and amortization. Depreciation and amortization expenses were $5.8 million for the second quarter 2004, compared to $5.2 million for the second quarter 2003. The $638,000 increase is primarily due to $583,000 of depreciation and amortization expense in the second quarter 2004 related to assets from the Unirez acquisition, including intangible assets.

Restructure costs. During the second quarter 2003, Pegasus incurred $2.7 million of restructuring charges related to the reorganization of its operations from a business unit structure into distinct functional areas.

Gain on sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest income (expense), net. Net interest expense of $524,000 for the second quarter 2004 was the result of interest expense of $765,000, primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering. These costs were offset by interest income of $242,000 on the Company's investments. In the second quarter 2003, interest income on the Company's investments was the primary component of net interest income of $220,000.

Income tax benefit (expense). Pegasus recorded income tax expense of $2.1 million and income tax benefit of $586,000 for the second quarter 2004 and 2003, respectively, reflecting year-to-date effective rates of 38 percent and 40 percent, respectively. The effective rate for 2004 differed from the statutory rate of 35 percent, primarily due to nondeductible expenses, partially offset by the benefit of lower foreign tax rates.

SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003

Revenues. As reflected in the table below, total revenues for the six months ended June 30, 2004 increased to $95.3 million from $83.8 million for the six months ended June 30, 2003. Total service revenues increased $9.2 million, or 12 percent, to $87.7 million for the six months ended June 30, 2004, compared to $78.5 million for the six months ended June 30, 2003. The increase in service revenues was largely due to our new connectivity service offering, Unirez by Pegasus, which contributed $7.2 million in revenue to representation services for the six months ended June 30, 2004. Additionally, our full-service offering, Utell by Pegasus, contributed $1.2 million to the increase in representation services revenues and our financial services revenues increased $1.7 million. Revenues for the six months ended June 30, 2003 were negatively impacted by the war with Iraq and the impact of SARS.

Other changes in the business are described in the paragraphs that follow the presentation of service line revenues below (in thousands).

                                                  Six months ended June 30,
                                                  -------------------------
                                                  2004               2003
                                               --------            --------

Representation services                        $ 35,745            $ 27,351
Reservation services                             18,491              19,502
Financial services                               16,346              14,598
Distribution services                            14,367              13,862
Property services                                 2,756               3,181
                                               --------            --------
Total service revenues                           87,705               78,494

Customer reimbursements                           7,620                5,350
                                               --------             --------
Total revenues                                 $ 95,325             $ 83,844
                                               ========             ========


Representation services revenues increased $8.4 million, or 31 percent, to $35.7 million for the six months ended June 30, 2004, compared to $27.4 million for the six months ended June 30, 2003. The increase was primarily due to our new Unirez by Pegasus representation service, which contributed $7.2 million in revenue. In addition, a 9 percent increase in reservations and improved average daily room rates for the company's full-service offering, Utell by Pegasus, combined with a strong euro and British pound, also contributed to the increase in representation service revenues. We expect the year-over-year impact of the strong euro and British pound to be less of a factor on revenues during the remainder of 2004, as these currencies strengthened in the second half of 2003. Partially offsetting this increase was a decrease in Utell by Pegasus membership fees due to a 5 percent decrease in the number of hotels represented, and a decrease in the commission percentage earned, due to lower pricing on new contracts and contract renewals, as expected, due to increased competition from lower-cost competitors. We expect this trend to continue for at least the remainder of the year.

Reservation services revenues decreased $1.0 million, or 5 percent, to $18.5 million for the six months ended June 30, 2004, compared to $19.5 million for the six months ended June 30, 2003, despite a 9 percent increase in net transactions processed. The decrease was primarily due to reduced pricing on contract renewals, as expected. We expect this trend to continue to impact year-over-year comparisons for the remainder of the year.

Financial services revenues increased $1.7 million, or 12 percent, to $16.3 million for the six months ended June 30, 2004, compared to $14.6 million for the six months ended June 30, 2003. The increase in revenues was primarily attributable to a 9 percent increase in gross commissions processed, which resulted from both improved average daily room rates and an increased volume. The trend of processing more foreign currency payments, which earn additional fees, also contributed to the increase.

Distribution services revenues increased $505,000, or 4 percent, to $14.4 million for the six months ended June 30, 2004, compared to $13.9 million for the six months ended June 30, 2003. The increase was primarily due to increases in GDS and Internet transactions. These increases were partially offset by the loss of Unirez as a distribution services customer, which provided $770,000 of revenue in the six months ended June 30, 2003, and a decrease in revenue per transaction. During 2004, we have been impacted by the effects of increased bookings on hotel companies' proprietary web sites; such transactions do not utilize Pegasus' Internet distribution services. We expect this trend to continue.

Property services revenues decreased $425,000, or 13 percent, to $2.8 million for the six months ended June 30, 2004, compared to $3.2 million for the six months ended June 30, 2003. The decrease was primarily due to a reduction in revenues from our Web-based property management system, PegasusCentral.

Customer reimbursements increased to $7.6 million for the six months ended June 30, 2004, compared to $5.4 million for the six months ended June 30, 2003, due to operations of our new Unirez by Pegasus representation service and an overall increase in our customers' GDS costs because of an increase in GDS transactions.

Cost of services. Cost of services, excluding customer reimbursements, were $48.3 million for the six months ended June 30, 2004, compared to $43.1 million for the six months ended June 30, 2003. The $5.2 million increase was primarily due to $2.0 million of added expenses for our Unirez by Pegasus representation service, $1.9 million of severance and related costs incurred in the first quarter 2004 related to a strategic change in the Company's information technology organization and a $1.9 million increase in revenue sharing to third parties because of new contracts and increases in transaction volumes and rates and increased consulting costs for IT development. Cost of services as a percentage of service revenues was 55 percent for the six months ended June 30, 2004 and 2003.

Research and development. Research and development expenses were $2.5 million for the six months ended June 30, 2004, compared to $2.6 million for the six months ended June 30, 2003. The decrease was primarily due to cost savings realized from the 2003 restructuring, slightly offset by the added expenses of our Unirez by Pegasus representation service. Research and development expenses as a percentage of service revenues were 3 percent for the six months ended June 30, 2004 and 2003.

General and administrative expenses. General and administrative expenses were $12.2 million for the six months ended June 30, 2004, compared to $12.4 million for the six months ended June 30, 2003. The $158,000 decrease was primarily because in the six months ended June 30, 2003, we recorded the final $571,000 of compensation expense associated with the June 2002 restricted stock grant. Additionally, during the second quarter 2004, there was a decrease in benefit plan costs because of a decrease in benefit plan participants. These decreases were partially offset by $465,000 of severance and related costs incurred in the first quarter 2004 related to a strategic change in the company's IT organization, the added expenses of Unirez and increased audit fees. General and administrative expenses as a percentage of service revenues were 14 percent and 16 percent for the six months ended June 30, 2004 and 2003, respectively.

Marketing and promotion expenses. Marketing and promotion expenses were $9.7 million for the six months ended June 30, 2004, compared to $8.4 million for the six months ended June 30, 2003. The $1.3 million increase was primarily due to additional personnel costs arising from a 10 percent increase in the number of marketing and promotion personnel and the costs of a new sales compensation program that was launched in January 2004, as well as added expenses of our Unirez by Pegasus representation service. Marketing and promotion expenses as a percentage of service revenues were 11 percent for the six months ended June 30, 2004 and 2003.

Depreciation and amortization. Depreciation and amortization expenses were $11.7 million for the six months ended June 30, 2004, compared to $17.3 million for the six months ended June 30, 2003. The $5.6 million decrease is primarily due to the March 2003 completion of amortization of certain intangible assets related to the REZ, Inc. acquisition, partially offset by amortization expense in the six months ended June 30, 2004 related to intangible assets from the Unirez acquisition.

Restructure costs. During the six months ended June 30, 2003, Pegasus incurred $5.9 million of restructuring charges related to the reorganization of its operations from a business unit structure into distinct functional areas.

Gain on sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest income (expense), net. Net interest expense of $1.0 million for the six months ended June 30, 2004 was the result of interest expense of $1.6 million, primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering. These costs were offset by interest income of $540,000 on the Company's investments. In the six months ended June 30, 2003, interest income on the Company's investments was the primary component of net interest income of $600,000.

Income tax benefit (expense). Pegasus recorded income tax expense of $1.5 million and income tax benefit of $4.3 million for the six months ended June 30, 2004 and 2003, respectively, reflecting effective rates of 38 percent and 40 percent, respectively. The effective rate in the six months ended June 30, 2004 differed from the statutory rate of 35 percent, primarily due to nondeductible expenses, partially offset by the benefit of lower foreign tax rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of capital at June 30, 2004 included cash and cash equivalents of $36.4 million, short-term marketable securities of $6.1 million and long-term marketable securities of $3.0 million. Pegasus has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank collateralizing the leases for the Dallas and Scottsdale offices. On March 1, 2004, as a result of the annual decrease to one of the letters of credit, the total amount available under these letters of credit was reduced by $450,000 to $1.7 million.

Pegasus had working capital of $43.8 million at June 30, 2004, compared to working capital of $59.1 million at December 31, 2003. This decrease in working capital from December 31, 2003 to June 30, 2004 was primarily due to repurchases of Pegasus' common stock for an aggregate purchase price of $33.0 million, partially offset by proceeds from the Company's sale of its ownership in Travelweb, LLC, an increase in cash flows from operations and other factors discussed below.

Net cash provided by operating activities increased to $7.8 million for the six months ended June 30, 2004, from $6.9 million for the six months ended June 30, 2003, primarily due to the results of operations.

Net cash used in investing activities decreased to $1.7 million for the six months ended June 30, 2004, from $7.5 million for the six months ended June 30, 2003. This decrease in cash used was primarily the result of $4.2 million of proceeds from the Company's sale of its ownership in Travelweb, LLC. The remaining decrease is due to less property and equipment purchases and an increase in net maturities of marketable securities.

Net cash used in financing activities was $28.7 million for the six months ended June 30, 2004, compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2003. During 2004, Pegasus received $4.6 million from the issuance of common stock associated with stock options and the employee stock purchase plan and repurchased 2.8 million shares of common stock for an aggregate purchase price of $33.0 million. From July 1, 2004 through August 4, 2004, the Company repurchased approximately 647,000 shares authorized under Board approved plans for an aggregate purchase price of $8.3 million. These shares were all repurchased under Board-approved corporate 10b5-1 stock repurchase plans.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have materially affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                    Issuer Purchases of Equity Securities (1)
                    -------------------------------------
                                                 Total number of
                                                     shares      Maximum number
                                                    purchased    of shares that
                                                     as part     may yet be
                      Total number   Average      of publicly     purchased
                        of shares   price paid  announced plans  under the plans
Period                  purchased   per share      or programs      or programs
------                  ---------   ----------     ------------     ------------

April 1, 2004 through
April 30, 2004          654,599     $ 11.69           654,599         239,058

May 1, 2004 through
May 31, 2004            239,058     $ 10.97           239,058       1,500,000

June 1, 2004 through
June 30, 2004           322,474     $ 12.63           322,474       1,177,526
                        ________                     ________
Total (2)             1,216,131     $ 11.80         1,216,131       1,177,526
                      =========     =======         =========       =========

(1) During the quarter ended June 30, 2004, the Company repurchased approximately 894,000 shares of the Company's common stock under a 10b5-1 stock repurchase plan authorized on March 9, 2004, as disclosed in our Form 10-K for the year ended December 31, 2003. On June 8, 2004, the Company announced its intention to repurchase an additional 1.5 million shares of the Company's common stock after a 10b5-1 stock repurchase plan had been authorized by the Board on May 25, 2004, and repurchased approximately 322,000 shares under this plan through June 30, 2004. From July 1, 2004 through August 4, 2004, the Company repurchased approximately 647,000 shares authorized under the 10b5-1 stock repurchase plan authorized on May 25, 2004 for an aggregate purchase price of $8.3 million. Repurchases have and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2)  All  shares  were  purchased  pursuant  to the publicly announced programs.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

Pegasus held its annual meeting of stockholders on May 3, 2004. At the annual meeting, Pegasus stockholders took the following actions:

1) By a vote of 20,453,749 for, none against and 386,422 withheld, the stockholders elected William C. Hammett as Class I Director for a term expiring at the annual meeting to be held in 2007 and until his successor is elected and qualified.

2) By a vote of 19,808,770 for, none against and 1,031,401 withheld, the stockholders elected Thomas F. O'Toole as Class I Director for a term expiring at the annual meeting to be held in 2007 and until his successor is elected and qualified.

3) By a vote of 20,524,545 for, 276,333 against and 39,293 withheld, the stockholders ratified the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company to audit its consolidated financial statements for 2004.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits
          Exhibit 10.1 - Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC.

          Exhibit 10.2 - Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer.

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

b)   Reports on Form 8-K
     On April 27, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing its financial results for the first quarter ended March 31, 2004.

     On May 6, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing the sale of its stake in Travelweb, LLC to Priceline.com.

     On July 27, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 12 - Results of Operations and Financial Condition for its press release announcing its financial results for the second quarter and year-to-date ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.

August 9, 2004                                            /s/ JOHN F. DAVIS, III
                                                             John F. Davis, III,
                                           -------------------------------------
                                              President, Chief Executive Officer
                                                                    and Chairman
                                                   (Principal Executive Officer)


August 9, 2004                                                 /s/ SUSAN K. COLE
                                                                  Susan K. Cole,
                                           -------------------------------------
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit Number  Description
--------------  ----------------------------------------------------------------

10.1 Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC.

10.2 Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer.

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

Exhibit 10.1
                          SECURITIES PURCHASE AGREEMENT

     SECURITIES PURCHASE AGREEMENT (this "Agreement"), dated as of May 3, 2004, between Lowestfare.com Incorporated, a Delaware corporation (the "Buyer"), and Hilton Electronic Distribution Systems, LLC, a Delaware limited liability company ("Hilton"), HT-HDS, Inc., a Delaware corporation ("HT"), MI Distribution, LLC, a Delaware limited liability company ("Marriott"), Starwood Resventure LLC, a Delaware limited liability company ("Starwood"), and Pegasus Business Intelligence, LP, a Delaware limited partnership ("Pegasus," and together with Hilton, HT, Marriott and Starwood, each, a "Seller" and collectively, the "Sellers"), and Travelweb LLC, a Delaware limited liability company formerly known as Hotel Distribution System, LLC (the "Company").

                              W I T N E S S E T H:

     WHEREAS, the Buyer currently owns 14.284%, and each Seller currently owns 14.286%, of the issued and outstanding equity interests in the Company (the "Company Interests"); and
WHEREAS, the Buyer desires to purchase from each Seller, and each Seller, severally and not jointly and severally, desires to sell to the Buyer, its Company Interests;
NOW, THEREFORE, in consideration of the premises and the mutual representations, warranties, covenants and agreements set forth in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE I
                                  DEFINITIONS

     1.1     DEFINED  TERMS;  INTERPRETATIONS.

     (a) The following capitalized terms, as used in this Agreement, will have the following meanings:

     "Accommodation" means a lodging accommodation (exclusive of lodging accommodations at a hotel owned by Six Continents Hotels, Inc.) for a fixed number of nights on a pre-paid basis, with such other terms and conditions, including cancellation policy, as the hotel at which such lodging accommodation is to take place may determine, and which accommodation is presented to the guest in a Non-Opaque Manner and is subject to a rate other than a Packaged Rate or a Restricted Rate.

     "Accountant"  has  the  meaning  ascribed  thereto  in  Section  2.4(a).

     "Administaff"  means  Administaff  Companies  II,  L.P.

     "Affiliate" means, with respect to a given Person (the "Subject Person"), Any other Person which, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, the Subject Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. With respect to HT, "Affiliate" will also include Pritzker Affiliates solely for purposes of Section 6.6.

     "Agreement"  has  the  meaning  ascribed  thereto  in  the  preamble.

     "Balance  Sheet"  has  the  meaning  ascribed  thereto in  Section 4.7(a).

     "Balance Sheet Date" has the meaning ascribed  thereto  in Section 4.7(a).

     "Benchmark  Fixed-Rate  Bookings"  has  the  meaning ascribed thereto in
Section 2.4(a).

     "Beneficial Ownership" means, in respect of any Securities, those Securities that a Person or any of its Affiliates is deemed to "beneficially own" within the meaning of Rule 13d-3 under the Exchange Act.

     "Blackstone"  has  the  meaning  ascribed  thereto  in  Section  4.18.

     "Blackstone Letter" has  the meaning ascribed  thereto  in  Section  4.18.

     "Business Day" means any day other than a Saturday or Sunday which is not a day on which banking institutions in New York, New York are authorized or obligated by law or executive order to close.

     "Buyer"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "Buyer  Parties"  has  the  meaning  ascribed  thereto  in  Section  7.1.

     "Capital Lease" means a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

     "Change of Control" has the meaning ascribed thereto  in  Section 2.4(e).

     "Claim"  has  the  meaning  ascribed  thereto  in  Section  7.3.

     "Client Service Agreement" means that certain Client Service Agreement Between the Company and Administaff dated July 1, 2002.

     "Closing"  has  the  meaning  ascribed  thereto  in  Section  2.2.

     "Closing  Date"  has  the  meaning  ascribed  thereto  in  Section  2.2.

     "Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.

     "Co-employees" means those individuals who are employees of Administaff and the Company who are worksite employees assigned to the Company's worksite, as contemplated in the Client Service Agreement.

     "Commitments"  has  the  meaning  ascribed  thereto  in  Section  3.5.

     "Company"  has  the  meaning  ascribed  thereto  in  the  preamble.

     "Company Interests" has the meaning assigned  to such term in the recitals.

     "Company Licensed Intellectual Property" has the meaning ascribed thereto in Section 4.15(a).

     "Company  Owned  Intellectual Property" has the meaning ascribed thereto in
Section  4.15(a).

     "Company Web Sites" has the meaning  ascribed  thereto  in Section 4.15(d).

     "Contingent Payment" has the meaning ascribed  thereto  in  Section 2.4(c).

     "Contingent Period" has the meaning ascribed  thereto  in  Section  2.4(b).

      "Domain Names" has the meaning ascribed  thereto  in  Section  4.15(d).

     "Earn-Out  Fixed-Rate  Bookings"  has  the  meaning  ascribed thereto in
Section 2.4(b).

     "Encumbrance" means, with respect to any Person, any mortgage, lien, pledge, charge, claim, option, proxy, voting trust, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements or in the case of limited liability company membership interests, the limited liability company equivalents thereof, or in the case of limited partnership interests, the limited partnership equivalents thereof).

     "Environmental Law" means any Laws (including common law) regulating or Relating to the protection of human health and safety or the environment, including laws relating to releases or threatened releases of Hazardous Materials into the environment.

     "Environmental Permits" means all federal, state, local and foreign franchises, approvals, authorizations, licenses, orders, registrations, certificates, filings, variances, notices and other similar permits or rights obtained from any Governmental Entity, under or relating to any Environmental Law.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" means the Securities Exchange  Act  of  1934,  as  amended.

     "Excluded  Issuance" has the meaning  ascribed thereto  in  Section 2.4(d).

     "Financial Statements" has the meaning ascribed  thereto in Section 4.7(a).

     "Fixed-Rate Bookings" means, during any given period of time, the number of Accommodations sold by the Company during such period of time, net of cancellations, for which the compensation to the hotel is based upon the margin between the rate to be remitted to the hotel by the Company and the rate charged to the guest.

     "GAAP"  has  the  meaning  ascribed  thereto  in  Section  4.7(a).

     "Global Distribution System" means a "system" within the meaning of 14 C.F.R. Section 255.3 or any successor provision thereto, as the same may from time to time be amended.

     "Governmental Entity" means any foreign, federal, state or local judicial, legislative, executive, administrative or regulatory body or authority.

     "Hazardous Materials" means any substance or material that is classified or regulated as "hazardous" or "toxic" or similar designation pursuant to any Environmental Law, including asbestos, polychlorinated biphenyls, petroleum and urea-formaldehyde insulation.

     "Hilton"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "HT"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "Indemnified Party" has the meaning ascribed  thereto  in  Section  7.3.

     "Indemnifying Party" has the meaning ascribed  thereto  in  Section  7.3.

     "Initial Notice" has the meaning ascribed  thereto  in  Section  2.4(a).

     "Initial Purchase Price" has the meaning ascribed thereto in
Section 2.3(a).

     "Intellectual Property" means the United States and foreign trademarks, Service marks, trade names, trade dress, domain names, Internet and World Wide Web URLs or addresses, logos, business and product names, and slogans Including registrations and applications to register or renew the registration of any of the foregoing; copyrights and registrations or renewals thereof; United States and foreign letters patent and patent applications, including all reissues, continuations, divisions, continuations-in-part or renewals or extensions thereof; inventions, processes, designs, formulae, trade secrets, know-how, confidential business and technical information; software and computer programs of any kind whatsoever (including all modeling software in both source code and object code versions) and all documentation relating thereto; Internet websites; mask works and other semiconductor chip rights and registrations or renewals thereof; and all other intellectual property and proprietary rights, tangible embodiments of any of the foregoing (in any form or medium including electronic media), and licenses of any of the foregoing.

     "Knowledge", with respect to the Company, means the knowledge of Caryn Smith, Scott Hyden, Tom Marsan, Aaron Coleman and Jaynne Allison, or any of them, and the knowledge that any of them would have after reasonable inquiry of appropriate employees of the Company, and with respect to any Seller, means the knowledge of the officers of such Seller involved in the transactions contemplated by this Agreement and the knowledge that any of them would have after reasonable inquiry of appropriate employees of such Seller.

     "Laws" means all foreign, federal, state, and local laws, statutes, ordinances, rules, regulations, orders, judgments, decrees and bodies of law.

     "Licenses"  has  the  meaning  ascribed  thereto  in  Section  4.5.

     "Litigation"  has  the  meaning  ascribed  thereto  in  Section  4.6(a).

     "LLC Agreement" means the Limited Liability Company Operating Agreement of Travelweb LLC, made as of February 8, 2002, as amended on March 18, 2003.

     "Losses"  has  the  meaning  ascribed  thereto  in  Section  7.1.

     "Manager" has the meaning assigned to  such  term  in  the  LLC  Agreement.

     "Marriott"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "Material Adverse Effect" means, with respect to any Person, a material Adverse change, event or effect on the business, operations, assets, properties, condition (financial or otherwise) or results of operations of such Person, and, with respect to any party hereto, a material adverse effect on the ability of such party to perform any of its obligations under this Agreement or the other Transaction Documents to which it is a party or for such party to consummate the transactions contemplated by this Agreement and the other Transaction Documents to which it is a party, except to the extent that any such change, event or effect is attributable to or results from the direct effect of the pendency of the transactions contemplated hereby (other than the breach by any party hereto of its representations, warranties, covenants or agreements hereunder).

     "Member" has the meaning assigned to  such  term  in  the  LLC  Agreement.

     "Non-Opaque Manner" means the provision of information to a user concerning hotel lodging accommodations where the user is able to see the identity of the hotel prior to booking the accommodation.

     "Other  Sellers"  has  the  meaning  ascribed  thereto  in  Section  6.7.

     "Packaged Rate" means the rate provided to a user for a lodging Accommodation which requires the purchase of other products or services and for which the total price of the package on the date first offered for sale is higher than the highest price commercially available to the consumer of the lodging accommodation alone on such date.

     "Pegasus"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "Permitted Encumbrances" refers to (i) liens for current Taxes not yet due and payable, and (ii) such imperfections of title, easements, rights-of-way and other similar restrictions on the Company's real property, if any, as (A) are insubstantial in character, amount or extent, (B) do not materially detract from the value or interfere with the use of the affected property, as presently used, and (C) do not and would not, individually or in the aggregate, reasonably be expected to otherwise materially adversely affect the business or operations of the Company.

     "Person" means any individual, firm, corporation, limited liability company, partnership, company, trust or other entity.

     "Plan" means any bonus, pension, post-retirement benefit, profit sharing, deferred compensation, incentive compensation, stock (or membership interest) ownership, stock (or membership interest) purchase, stock (or membership interest) option, phantom stock (or membership interest), retirement, vacation, severance, disability, death benefit, hospitalization, medical, dental or other plan, arrangement or understanding providing compensation or benefits generally to current Co-employees or Managers of the Company (in their capacities as such), retirees or former employees.

     "Priceline"  means  priceline.com  Incorporated,  a  Delaware  corporation.

     "Priceline Common Stock" has the meaning ascribed thereto in
Section 2.4(c).

     "Priceline  Guaranty"  has  the meaning ascribed thereto in Section 2.2(b).

     "Priceline Shares" has the meaning ascribed  thereto  in  Section  2.4(c).

     "Pritzker Affiliate" means (i) all lineal descendants of Nicholas J. Pritzker, deceased, and all spouses and adopted children of such descendants; (ii) all trusts for the benefit of any Person described in clause (i) and trustees of such trusts; (iii) all legal representatives of any Person or trust described in clauses (i) or (ii); and (iv) all partnerships, corporations, limited liability companies or other entities controlling, controlled by or under common control with any Person, trust or other entity described in clauses (i), (ii) or (iii). "Control" as used in this definition means the ability to influence, direct or otherwise significantly affect the major policies, activities or action of any Person or entity.

     "Purchase  Price"  has  the  meaning  ascribed  thereto  in  Section  2.3.

     "Regulatory Approvals" means all approvals, consents, waivers, certificates, and other authorizations and notices required to be obtained or made by the Company or any party hereto from or to any federal, state, local or foreign Governmental Entity in order to consummate the transactions contemplated by this Agreement and the other Transaction Documents.

     "Reorganization"  has  the  meaning  ascribed  thereto  in Section  2.4(e).

     "Restricted Rate" means a rate provided to a user for a lodging Accommodation that is not generally available for purchase by the general public, including corporate discounted rates, tour operator rates, group rates, meeting and incentive rates, or rates targeted to a select group of travelers such as a rate offered to members of a club, affinity program or other membership organization (e.g., AAA), where there is a good faith effort by the hotel (or entity acting on behalf of the hotel) to limit the availability of such rate to the targeted group.

     "SCH Agreement" has the meaning ascribed  thereto  in  Section  6.4(b).

     "SEC"  has  the  meaning  ascribed  thereto  in  Section  3.7.

     "SEC  Documents"  has  the  meaning  ascribed  thereto  in  Section  5.8.

     "Securities" means, with respect to: (a) any corporation, any of the equity securities of such corporation and any obligations to purchase or options or warrants to acquire such equity securities but excluding debt instruments which are not convertible into or exchangeable for equity securities; and (b) any partnership, limited liability company, association, joint-stock company, trust, fund or any organized group or Person whether incorporated or not, any ownership interest or right or obligation to acquire such ownership interest, whether or not evidenced by a written instrument, but excluding debt instruments which are not convertible into or exchangeable for such ownership interests.

     "Securities  Act"  means  the  Securities  Act  of  1933,  as  amended.

     "Seller" and "Sellers" has the meaning assigned to such term in the preamble.

     "Seller Guaranties" has the meaning ascribed thereto in  Section  2.2(b).

     "Seller  Parent" has  the  meaning  ascribed  thereto  in  Section  2.2(b).

     "Seller  Parties"  has  the  meaning  ascribed  thereto  in  Section  7.2.

     "Seller Related Person" has the meaning ascribed  thereto  in Section 3.6.

     "Software"  has  the  meaning  ascribed  thereto  in  Section  4.15(c).

     "Starwood"  has  the  meaning  assigned  to  such  term  in  the  preamble.

     "Subsequent Notice" has the meaning ascribed  thereto  in  Section  2.4(b).

     "Subsidiary" means, with respect to the Company, any corporation, limited liability company, partnership, business association or other Person with respect to which the Company has, directly or indirectly, ownership of or rights with respect to securities or other interests having the power to elect a majority of such Person's board of directors or analogous or similar governing body, or otherwise having the power to direct the management, business or policies of that corporation, limited liability company, partnership, business association or other Person.

     "Tax" means any tax, assessment or other governmental charge imposed by any Governmental Entity, including any income, alternative minimum, accumulated earnings, personal holding company, franchise, capital stock, profits, windfall profits, gross receipts, transaction, sales, use, value added, transfer, registration, stamp, premium, excise, customs duties, severance, real property, personal property, ad valorem, hotel, occupancy, license, occupation, employment, payroll, social security, disability, unemployment, workers' compensation, withholding, estimated or other similar tax, assessment or other governmental charge, including penalties, interest and additions thereto.

     "Tax Return" means any return, report or similar statement required to be Filed with respect to any Tax (including any attached schedules), including any information return, claim for refund, amended return or declaration of estimated Tax.

     "Transaction Documents" means this Agreement and all other agreements, schedules, certificates and other documents referenced in Section 2.2(b).

     "Travel  Site"  has  the  meaning  ascribed  thereto  in  Section  6.7.

     "Web"  has  the  meaning  ascribed  thereto  in  Section  4.15(d).

     (b) For all purposes of this Agreement, unless otherwise expressly Provided or unless the context requires otherwise: (i) the terms defined in this
Section 1.1 and elsewhere in this Agreement may include both the plural and singular, as the context may require; (ii) the words "herein", "hereto" and "hereby", and other words of similar import, refer to this Agreement as a whole and not to any particular Article, Section or other subdivision of this Agreement; (iii) unless otherwise specified, references to Articles, Sections, paragraphs, clauses, subclauses, subparagraphs, Exhibits and Schedules are references to Articles, Sections, paragraphs, clauses, subclauses, subparagraphs, Exhibits and Schedules of this Agreement; (iv) the words "including" and "include" and other words of similar import will be deemed to be followed by the phrase "without limitation"; (v) any reference herein to a statute, rule or regulation of any Governmental Entity (or any provision thereof) will include such statute, rule or regulation (or provision thereof) as in effect on the date hereof; and (vi) whenever the context may require, any pronouns used herein will include the corresponding masculine, feminine or neuter forms, and the singular form of names and pronouns will include the plural and vice versa.

                                   ARTICLE II
                     PURCHASE AND SALE OF COMPANY INTERESTS

     2.1     PURCHASE  AND  SALE.

     Pursuant to the terms and subject to the conditions set forth herein, at the Closing, the Buyer will purchase from each Seller, and each Seller will sell to the Buyer, all of such Seller's Company Interests, which Company Interests of all Sellers collectively constitute 71.43% of the issued and outstanding equity interests of the Company, for the aggregate Purchase Price set forth in Section
2.3. The nature and amount of the Company Interests of each Seller and the ownership thereof are set forth in Exhibit A to this Agreement.
                                         ----------

     2.2     THE  CLOSING;  DELIVERIES.

     (a) The closing of the purchase and sale of all of the Sellers' Company Interests (the "Closing") will take place at the offices of Hughes & Luce, L.L.P., located at 1717 Main Street, Suite 2800, Dallas, Texas 75201 on the date of this Agreement, or at such other date and place as is mutually agreed among the parties (such date being herein called the "Closing Date").

     (b) At the Closing (i) each Seller (or the applicable Affiliate of such Seller), is executing and delivering to the Company an amendment to such Seller's (or its Affiliate's) current distributor agreement with the Company, in the form of Exhibit B; (ii) the ultimate parent company (or, in the case of HT,
             ---------
Hyatt Corporation) of each Seller ("Seller Parent"), is executing and delivering to the Buyer a guaranty in the form of Exhibit C (collectively, the
                                                    ---------
"Seller Guaranties"); (iii) Priceline is executing and delivering to the Sellers the guaranty in the form of Exhibit D (the "Priceline Guaranty"); (iv) the Buyer
                            ---------
will  pay  to  each  Seller  the portion of the aggregate Initial Purchase Price specified  in  Exhibit A as payable to such Seller; (v) each Seller will execute
               ---------
and deliver to the Buyer an assignment of interests substantially in the form of Exhibit E; (vi) each party hereto will deliver an opinion of counsel, which
----------
counsel may be an employee of such party, on the matters set forth in Exhibit F;
                                                                       ---------
and (vii) the Buyer and each Seller will deliver a cross-receipt acknowledging payment in full of the Initial Purchase Price and delivery of the Sellers' Company Interests.

     2.3     CONSIDERATION.

     As consideration in full for the sale and purchase of the Sellers' Company Interests, the Buyer will (a) at the Closing, pay in cash to the Sellers an aggregate of Twenty Million Eight Hundred Thirty-Three Thousand Three Hundred Thirty-Three Dollars ($20,833,333.00), in the respective pro rata amounts set forth in Exhibit A (collectively, the "Initial Purchase Price") and (b) deliver
          ---------
to the Sellers the Priceline Shares, to the extent required by and in the manner set forth in Section 2.4 (the Priceline Shares, together with the Initial Purchase Price, the "Purchase Price"). The Initial Purchase Price will be payable at Closing by wire transfer of immediately available funds to the respective accounts specified in writing by the Sellers to the Buyer prior to the Closing.

2.4     CONTINGENT  PAYMENT.

     (a) "Benchmark Fixed-Rate Bookings" means the Fixed-Rate Bookings for the 365 consecutive calendar day period ending on the day immediately preceding the Closing Date. Within ten (10) Business Days after the Closing Date, the Company will calculate the Benchmark Fixed-Rate Bookings, and notify the Sellers In writing of such calculation, together with supporting information in Reasonable detail (the "Initial Notice"). If the Sellers dispute the accuracy of the Company's calculation within ten (10) Business Days after the Initial Notice has been given, and the Company and the Sellers are unable to settle such dispute within an additional ten (10) Business Days, then the dispute will be submitted promptly to a nationally known independent certified public accounting firm reasonably acceptable to the Company, on the one hand, and the Sellers, on the other hand (the "Accountant"), which will determine the Benchmark Fixed-Rate Bookings, which determination will be final, binding and conclusive between and among Buyer and Sellers. The fees and expenses of the Accountant will be allocated one-half to the Company, on the one hand, and one-half to the Sellers, on the other hand.

     (b) Within ten (10) Business Days after the first anniversary of the Closing Date, the Company will calculate the Fixed-Rate Bookings for the 365 Consecutive calendar day period beginning on the Closing Date (the "Contingent Period"), and notify the Sellers in writing of such calculation, together with supporting information in reasonable detail (the "Subsequent Notice"). If the Sellers dispute the accuracy of the Company's calculation within ten
(10) Business Days after the Subsequent Notice has been given, and the Company and the Sellers are unable to settle such dispute within an additional ten (10) Business Days, then the dispute will be submitted promptly to the Accountant, which will determine the Fixed-Rate Bookings for the Contingent Period, which determination will be final, binding and conclusive between and among Buyer and Sellers. The fees and expenses of the Accountant will be allocated one-half to the Company, on the one hand, and one-half to the Sellers, on the other hand. The final determination of the Fixed-Rate Bookings for the Contingent Period (whether determined by agreement among the parties or by the Accountant, as provided herein) is referred to as the "Earn-Out Fixed-Rate Bookings."

     (c) If the Earn-Out Fixed-Rate Bookings equals or exceeds ninety Percent (90%) of the Benchmark Fixed-Rate Bookings, then, no later than the date that is five (5) Business Days after the final determination of the Earn-Out Fixed-Rate Bookings in accordance with Section 2.4(b), Buyer will issue and deliver to the Sellers stock certificates representing an aggregate number of shares of common stock, par value $0.008 per share, of Priceline ("Priceline Common Stock") equal to the quotient of Twenty-Three Million Seven Hundred Thirty-Nine Five Hundred Eighty-Three Dollars ($23,739,583.00) divided by the closing price of the Priceline Common Stock on the Nasdaq National Market
on the Closing Date, in the respective pro rata amounts set forth in Exhibit A
                                                                     ---------
(collectively, the "Priceline Shares"). All fractional shares will be rounded up to the nearest whole share. Such issuance and delivery of Priceline Shares, if any, will be referred to herein as the "Contingent Payment."
Each Seller will take commercially reasonable actions, and do such things, as may be reasonably required to permit Buyer to effect the issuance and delivery of the Priceline Shares in such manner as will be (i) exempt from the registration requirements of the Securities Act, and the registration and qualification requirements of any applicable state securities laws, and (ii) in compliance with applicable Nasdaq National Market rules (or other stock exchange on which Priceline Common Stock is then traded).

     (d) Notwithstanding the foregoing, if prior to the issuance of the Priceline Shares, the Priceline Common Stock is changed into or exchanged for a different number or kind of shares of stock of Priceline or another entity (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares or otherwise), or in the event a stock split or stock dividend occurs on shares of Priceline Common Stock, then in any such event, Priceline will substitute for each Priceline Share issued or to be issued the number and kind of shares of stock into which each share of Priceline Common Stock is so changed or exchanged, or the number of Priceline Shares will be adjusted as is equitably required to provide anti-dilution protection to the Sellers. Notwithstanding the foregoing, Priceline will have no obligation to effect any such substitutions as a result of or attributable to any Excluded Issuance. For purposes of this Agreement, the term "Excluded Issuance" means any shares of Priceline Common Stock issued or issuable pursuant to any equity incentive plan, warrant, convertible Securities or any Securities issued or issuable to any Person that provides services or supplies to Priceline or its Affiliates.

     (e) If during the Contingent Period, there occurs (i) a Change of control (as hereinafter defined), (ii) any acquisition of Buyer, the Company or Priceline by means of merger or other form of corporate reorganization in which outstanding shares of Buyer, the Company or Priceline are exchanged for Securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary
(other than a mere reincorporation transaction), or (iii) the sale or transfer of all or substantially all of the assets of Buyer, the Company or Priceline to another Person (in each case as set forth in clauses (i), (ii) and (iii), a "Reorganization"), the Contingent Payment will, without regard to the conditions set forth in the foregoing subsection (c), be immediately due and payable to the Sellers, provided that a Reorganization will not be deemed to have occurred in the event of a merger or corporate reorganization among Priceline and/or any of its Affiliates if Priceline or a wholly-owned subsidiary of Priceline is the surviving entity. If there is a Reorganization of Priceline, the Contingent Payment will, without regard to the conditions set forth in the foregoing subsection (c), be immediately due and payable to the Sellers in the form of whatever Securities or cash the Priceline Common Stock is converted into in the Reorganization at the same conversion ratio utilized in the Reorganization, including (x) in the stock of any other publicly traded common stock into which Priceline Common Stock outstanding at the time of the Reorganization is converted; or (y) in cash using the average per share closing price of Priceline Common Stock on the Nasdaq
National Market (or other stock exchange that Priceline Common Stock becomes listed on) for the five (5) trading days immediately preceding the Reorganization. In addition, if during the Contingent Period, Priceline breaches its obligations under Section 6.10, the Contingent Payment will, without regard to the conditions set forth in the foregoing subsection (c), be immediately due and payable to the Sellers. For purposes of this Agreement, "Change of Control" means the acquisition by any Person or group (as such term is defined in Section 13(d)(3) of the Exchange Act) of Beneficial Ownership of more than fifty percent (50%) of the outstanding voting Securities of Priceline, Buyer or the Company; provided that a Change of Control will not be deemed to have occurred upon the acquisition of more than fifty percent (50%) of the outstanding voting Securities of Priceline by Hutchison Whampoa Limited and/or Cheung Kong (Holdings) Limited. Notwithstanding any provision hereof to the contrary, no Reorganization, including any Change of Control, will be deemed to have occurred with respect to any Person unless, as a result thereof, Persons holding a majority of the outstanding voting Securities of such Person immediately prior to the consummation of such acquisition, sale or transfer fail to own or otherwise hold a majority of the outstanding voting Securities of such Person or its successor by operation of law immediately after the consummation of such acquisition, sale of transfer.

                                  ARTICLE III
                  REPRESENTATIONS AND WARRANTIES OF EACH SELLER

     Each Seller, severally and not jointly and severally with the other Sellers, hereby represents and warrants to the Buyer as follows:

     3.1     ORGANIZATION.

     Such Seller is a corporation, limited partnership or limited liability company duly organized, validly existing and in good standing under the Laws of its state of incorporation or formation.

     3.2     DUE  AUTHORIZATION.

     Such Seller has all requisite corporate, limited partnership or limited liability company, as applicable, right, power and authority to execute and deliver this Agreement and each of the other Transaction Documents to which it is a party, and to consummate the transactions contemplated hereby and thereby. The execution and delivery by such Seller of this Agreement and each of the other Transaction Documents to which it is a party, and the performance by such Seller of its obligations hereunder and under the other Transaction Documents to which it is a party and the consummation by such Seller of the transactions contemplated hereby and thereby (a) are within the corporate, limited partnership or limited liability company, as applicable, power and authority of such Seller, and (b) have been duly authorized by all requisite corporate, limited partnership or limited liability company, as applicable, action on the part of such Seller and no other corporate, limited partnership or limited liability company action is necessary for the execution and delivery of this Agreement by each Seller, the performance by each Seller of its obligations hereunder or the consummation by each Seller of the transactions contemplated hereby. This Agreement has been, and at the Closing the other Transaction Documents will be, duly executed and delivered by such Seller (to the extent it is a party thereto). This Agreement is, and, upon execution and delivery by such Seller at the Closing, each of the other Transaction Documents will be, a legal, valid and binding obligation of such Seller (to the extent it is a party thereto), enforceable against such Seller in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, fraudulent conveyance or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a proceeding of law or in equity).

     3.3     CONSENTS;  NO  VIOLATIONS.

     Except as set forth on Schedule 3.3, neither the execution, delivery or performance by such Seller of its obligations under this Agreement or any of the other Transaction Documents to which it is a party nor the consummation of the transactions contemplated hereby or thereby by such Seller will: (a) conflict with, or result in a breach or a violation of, any provision of the certificate of incorporation, certificate of formation, by-laws, partnership agreement or other organizational documents of such Seller; (b) result in or constitute, with or without notice or the passage of time or both, a breach, violation or default, or give rise to any right of termination, modification, cancellation, prepayment, suspension, limitation, revocation or acceleration, under any Law or any provision of any Commitment to which such Seller is a party or pursuant to which such Seller or any of its assets or properties is subject; or (c) require such Seller to obtain or make any consent, approval or authorization of, notification to, filing with, or exemption or waiver by, any Governmental Entity or any other Person.

     3.4     TITLE  TO  COMPANY  INTERESTS.

     Such Seller owns its Company Interests, as set forth on Exhibit A, of record and beneficially, free and clear of any Encumbrance. Upon sale of such Seller's Company Interests and delivery of the transfer documents included in the Transaction Documents to the Buyer hereunder, the Buyer will acquire the entire legal and beneficial interests in such Seller's Company Interests from such Seller, free and clear of any Encumbrance and subject to no legal or equitable restrictions of any kind.

     3.5     BROKERS  AND  FINDERS  FEES.

     Such Seller has no binding contracts, instruments, agreements, arrangements or commitments, whether written or oral, including all amendments thereof and supplements thereto ("Commitments"), with any broker, finder, investment banker or similar agent with respect to the transactions contemplated by this Agreement.

     3.6     RELATED  PARTY  AGREEMENTS.

     Except as set forth on Schedule 3.6, (a) none of such Seller, any of such Seller's Affiliates, or such Seller's representative serving as a Manager of the Company (each a "Seller Related Person") is or has been since March 18, 2003 a party to or bound by any Commitment with the Company; (b) there is no indebtedness of the Company to any such Seller's Seller Related Person; and (c) there is no indebtedness of any such Seller's Seller Related Person to the Company. Such Seller has delivered to the Buyer a true and correct copy of each such Commitment (or a written summary if such Commitment is oral) set forth on
Schedule  3.6.

     3.7  INVESTMENT  REPRESENTATIONS.

     Such Seller is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D of the rules of the Securities and Exchange Commission (the "SEC"). Such Seller is acquiring the Priceline Shares for investment, for its own account only and not with a view to, or for resale in connection with, any "distribution" thereof within the meaning of the Securities Act. Such Seller acknowledges and understands that the Priceline Shares constitute "restricted securities" under the Securities Act and have not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of such Seller's investment intent as expressed herein. Such Seller understands that the Priceline Shares must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Such Seller further acknowledges and understands that Priceline is under no obligation to register the Priceline Shares. Such Seller understands that the certificate evidencing the Priceline Shares will be imprinted with a legend which (a) prohibits the transfer of the Priceline Shares unless they are registered or such registration is not required in the opinion of counsel satisfactory to Priceline and any other legend required under applicable Laws and (b) sets forth the restriction provided in Section 6.6. Such Seller is familiar with the provisions of Rule 144 promulgated under the Securities Act, which, in substance, permits limited public resale of "restricted securities" acquired, directly or indirectly, from an issuer or an affiliate thereof, in a non-public offering subject to the satisfaction of certain conditions.

                                   ARTICLE IV
                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The  Company  hereby  represents  and  warrants  to  the  Buyer as follows:

     4.1     ORGANIZATION.

     (a) The Company is a limited liability company duly organized, validly existing and in good standing under the Laws of the State of Delaware and has all requisite limited liability company power and authority to own, lease and operate its properties and assets and to carry on its business as currently conducted. The Company is duly qualified and licensed to do business and is in good standing (and has paid all relevant franchise or analogous Taxes that are due and owing) in each jurisdiction where the ownership, lease or operation of its properties and assets or the conduct of its business makes such qualification necessary, except where the failure to be so qualified or licensed has not since March 18, 2003 had and would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on the Company.

     (b) The Company does not have and has not since March 18, 2003 had any Subsidiaries. Except as set forth on Schedule 4.1(b), the Company does not own and has not since March 18, 2003 owned, directly or indirectly, any interest in any corporation, limited liability company, partnership, business association or other Person.

     4.2     DUE  AUTHORIZATION.

     The Company has all requisite limited liability company right, power and authority to execute and deliver this Agreement and each of the other Transaction Documents to which it is a party, and to consummate the transactions contemplated hereby and thereby. The execution and delivery by the Company of this Agreement and each of the other Transaction Documents to which it is a party, and the performance by the Company of its obligations hereunder and under the other Transaction Documents to which it is a party and the consummation by the Company of the transactions contemplated hereby (a) are within the limited liability company power and authority of the Company, and (b) have been duly authorized by all requisite limited liability company action of the Company and no other limited liability company action is necessary for the execution and delivery of this Agreement by the Company, the performance by the Company of its obligations hereunder or the consummation by the Company of the transactions contemplated hereby. This Agreement has been, and at the Closing, each of the other Transaction Documents will be, duly executed and delivered by the Company (to the extent it is a party thereto). This Agreement is and, upon execution and delivery by the Company at the Closing, each of the other Transaction Documents will be, a legal, valid and binding obligation of the Company (to the extent it is a party thereto), enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, fraudulent conveyance or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a proceeding of law or in equity).

     4.3  CONSENTS;  NO  VIOLATIONS.

     Except as set forth on Schedule 4.3, neither the execution, delivery or performance by the Company of its obligations under this Agreement or any of the other Transaction Documents to which the Company is a party nor the consummation of the transactions contemplated hereby or thereby by the Company will: (a) conflict with, or result in a breach or a violation of, any provision of the Company's Certificate of Formation or the LLC Agreement; (b) result in or constitute, with or without notice or the passage of time or both, a breach, violation or default, or give rise to any right of termination, modification, cancellation, prepayment, suspension, limitation, revocation or acceleration, or result in the creation of an Encumbrance, other than a Permitted Encumbrance, on any of the Company's assets or properties, under (i) any Law or (ii) any provision of any Commitment to which the Company is a party or pursuant to which it or any of its assets or properties is subject, except, with respect to the matters set forth in this clause (ii), for breaches, violations, defaults, Encumbrances, other than Permitted Encumbrances, or rights of termination, modification, cancellation, prepayment, suspension, limitation, revocation or acceleration, which would not reasonably be expected, individually or in the aggregate, to materially impair Buyer's ability to own or operate the business of the Company after the Closing; or (c) except for (i) the Regulatory Approvals (all of which are set forth on Schedule 4.3), and (ii) any consents of third parties required under any agreement or other instrument to which the Company is a party or pursuant to which it or any of its assets or properties is subject (all of which are set forth on Schedule 4.3), require the Company to obtain or make any consent, approval or authorization of, notification to, filing with, or exemption or waiver by, any Governmental Entity or any other Person, except where the failure to obtain or make, as applicable, any such consent, approval, authorization, notification, filing, or exemption or waiver would not reasonably be expected, individually or in the aggregate, to materially impair Buyer's ability to own or operate the business of the Company after the Closing. None of the (i) execution, delivery or performance by the Company of its obligations under this Agreement or any of the other Transaction Documents to which the Company is a party; (ii) consummation of the transactions contemplated hereby or thereby by the Company, including the transactions contemplated by Section 6.5 of this Agreement; or (iii) termination of the Client Service Agreement by the Company, will conflict with, or result in a breach or a violation of, any provision of any Commitment set forth on Schedules 4.12(a)(i) or 4.13(a)(i).

     4.4     CAPITALIZATION.

     (a) Schedule 4.4(a) sets forth the authorized and issued capital of the Company. All issued and outstanding membership interests in the Company have been duly authorized and validly issued and are fully paid and nonassessable. No membership interests in the Company are entitled to preemptive or other similar rights under any applicable Law or pursuant to any Commitment to which the Company is a party, except as set forth in the LLC Agreement.

     (b) Except as set forth on Schedule 4.4(b), the Company has not issued Or entered into any subscription rights, options, warrants, convertible or exchangeable securities or other rights of any character whatsoever relating, directly or indirectly, to issued or unissued capital stock, membership interests or other equity interests in the Company, or any Commitments of any character whatsoever relating to issued or unissued capital stock, membership interests or other equity interests in the Company or pursuant to which the Company is or may become bound to issue or grant, or to redeem, repurchase or otherwise acquire, any capital stock, membership interests or other equity interests or related subscription rights, options, warrants, convertible or exchangeable securities or other rights, or to grant preemptive rights.

     (c) Except as set forth on Schedule 4.4(c), (i) the Company has not Agreed to register any securities, including membership interests or other Equity interests, in the Company under the Securities Act or granted Registration rights to any Person and (ii) there are no voting trusts, Stockholders agreements, proxies or other Commitments or understandings in effect to which the Company is a party with respect to the voting or transfer of any securities, including membership interests or other equity interests, in the Company.

     4.5     COMPLIANCE  WITH  LAWS.

     Except as set forth on Schedule 4.5, the Company has not received notice (written or oral) of any violation of or liability under, or alleged violation of or liability under, any applicable Law. Except as set forth on Schedule 4.5, the Company is and since March 18, 2003 has been in compliance with all Laws, except as would not reasonably expected to have, individually or in the aggregate, a Material Adverse Effect on the Company. The Company holds all licenses, franchises, permits (including Environmental Permits), consents, approvals, orders, registrations, certificates, and other governmental or regulatory permits, authorizations or approvals required for the operation of the business as currently conducted and for the ownership, lease or operation of the Company's properties (collectively, "Licenses"), except as would not reasonably expected to have, individually or in the aggregate, a Material Adverse Effect on the Company. Except as set forth on Schedule 4.5, or as would not reasonably expected to have, individually or in the aggregate, a Material Adverse Effect on the Company, (i) all such Licenses are valid and in full force and effect, and (ii) the Company has duly performed and is and since March 18, 2003 has been in compliance with all of its obligations under such Licenses.

     4.6     LITIGATION.

     (a) Except as set forth on Schedule 4.6(a), there is no claim, demand, action, suit, investigation or proceeding of any kind or nature whatsoever, at law or in equity (including actions or proceedings seeking injunctive relief) ("Litigation"), pending or, to the Knowledge of the Company, threatened against the Company or to which any of its properties or assets is subject by or before any court, arbitrator or other Governmental Entity.

     (b) Except as set forth on Schedule 4.6(b), the Company is not in Default under or in breach of any order, writ, judgment or decree of any court, arbitrator or other Governmental Entity, and neither the Company nor any of its properties or assets is a party or subject to any order, writ, judgment or decree of any court, arbitrator or other Governmental Entity, which, in either case, would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company.

     (c) Except as set forth on Schedule 4.6(c), to the Knowledge of the Company, there is no pending or threatened claim or Litigation against or affecting the Company contesting its right to offer or sell any product or service presently offered or sold by the Company.

     4.7     FINANCIAL  STATEMENTS.

     (a) Attached hereto as Schedule 4.7(a) is a true, complete and correct Copy of the audited balance sheet (the "Balance Sheet") of the Company at December 31, 2003 (the "Balance Sheet Date") and the related audited statements of operations and cash flow for the twelve (12) months then ended and the notes thereto (collectively, the "Financial Statements"). The Financial Statements have been prepared in conformity with United States generally accepted accounting principles ("GAAP") and fairly present the financial position, results of operations and cash flows of the Company as of the date thereof and for the periods specified in all material respects.

     (b) Except as set forth on Schedule 4.7(b), the Company has no Liabilities or obligations (whether accrued, absolute, contingent, unliquidated or otherwise, whether known or unknown, whether due or to become due and regardless of when asserted), except (i) liabilities and obligations in the respective amounts reflected or reserved against in the Balance Sheet,
(ii) liabilities and obligations underlying normal, period-end accruals not included in the Balance Sheet, which are not material, individually or in the aggregate, and (iii) liabilities and obligations incurred in the ordinary course of business since the Balance Sheet Date which would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company.

     4.8     ABSENCE  OF  CERTAIN  CHANGES.

     (a)     Except  as  set  forth on Schedule 4.8(a), since the Balance Sheet
Date, the Company has not suffered any change, event or development or series of changes, events or developments which individually or in the aggregate has had, or which would reasonably be expected to have, a Material Adverse Effect on the Company.

     (b) Except as set forth on Schedule 4.8(b), since the Balance Sheet Date, the Company has conducted its business and operations in the ordinary Course consistent with past practice and has not: (i) issued any membership Interests or other securities or any rights, options or warrants with respect thereto; (ii) borrowed any money or incurred any liabilities except current liabilities incurred in the ordinary course of business; (iii) discharged or satisfied any Encumbrance or paid any obligation or liability, other than current liabilities paid in the ordinary course of business; (iv) declared or made any distribution of cash or other property to any of its members, or purchased, redeemed, or made any agreements so to purchase or redeem, any membership or other equity interests; (v) mortgaged or pledged any of its assets, or subjected them to any Encumbrance, except liens for current taxes not yet due and payable; (vi) sold, assigned or transferred any other tangible assets, or canceled any debts or claims, other than in the ordinary course of business; (vii) sold, assigned or transferred any Intellectual Property rights, other than in the ordinary course of business; (viii) suffered any substantial financial losses, or suffered the loss of any material amount of business; (ix) made capital expenditures or commitments therefore that individually are in excess of $25,000 or that, in the aggregate, are in excess of $100,000; (x) entered into any other material transaction other than in the ordinary course of business; (xi) suffered any material damage, destruction or casualty loss; (xii) experienced any change in the condition, assets, liabilities or business of the Company which, either individually or in the aggregate, has been or that would reasonably be expected to have a Material Adverse Effect on the Company; or (xiii) made any arrangement or commitment to do any of the foregoing.

     4.9     TAXES.

     (a) The Company is and has been since its inception properly Characterized as a partnership for United States federal income tax purposes.

     (b) Except as set forth in Schedule 4.9(b), (i) the Company has timely filed all Tax Returns required to be filed by it, and all such Tax Returns are correct and complete in all material respects; (ii) all Taxes of the Company that are due and owing have been paid or adequate reserves for such Taxes have been established in the Financial Statements; and (iii) the Company has either withheld and paid over to the relevant taxing authority or set aside in accounts for such purpose amounts sufficient to pay all Taxes required to have been withheld or collected by the Company in connection with payments to or receipts from employees, independent contractors, creditors, Members or other third parties.

     (c) Except as set forth in Schedule 4.9(c), (i) there are no Encumbrances for Taxes upon the assets of the Company except Encumbrances for Taxes not yet due; (ii) to the Company's Knowledge, there are no outstanding deficiencies for any Taxes threatened, proposed, asserted or assessed against the Company which are not adequately provided for in the Financial Statements; (iii) to the Company's Knowledge, no Taxes or Tax Returns of the Company are currently under audit or examination or subject to any other administrative or judicial proceedings by any taxing authority; (iv) the Company is not party to any Tax sharing, Tax indemnity or other agreement or arrangement with respect to Taxes with any entity not included in the Financial Statements; (v) to the Knowledge of the Company, no claim has been made by any taxing authority in any jurisdiction where the Company does not file Tax Returns that the Company is or may be subject to taxation by that jurisdiction; (vi) to the Knowledge of the Company, no claim has been made by any taxing authority in any jurisdiction where the Company does not file Tax Returns that any Member of the Company, solely by reason of being a Member of the Company, is or may be subject to taxation by that jurisdiction; and (vii) no agreement or other document waiving, extending, or having the effect of waiving or extending the statute of limitations, the period of assessment or collection of any Taxes of the Company and no power of attorney with respect to any such Taxes, has been filed by the Company with any Governmental Entity which waiver, extension or power of attorney is currently in effect.

     4.10     COMMITMENTS.

     (a) Schedule 4.10(a) sets forth a true, correct and complete list of each Commitment of the following types (except for the Commitments called for in the representations and warranties found in Section 3.6) to which the Company is a party or by or to which the Company or any of its properties or assets is bound or subject: (i) any indenture, agreement or other document relating to the future sale or repurchase of any securities of or any membership or other equity interest in the Company; (ii) any indentures, mortgages, promissory notes, loan agreements, security agreements, guarantees, letters of credit or other agreements or instruments of the Company involving indebtedness in amounts in excess of $100,000; (iii) any contract for the furnishing, purchase or lease of machinery, equipment, goods or services involving more than $100,000; (iv) any distribution agreement with any Member or other Person; (v) any agreement providing for the disposition of any line of business, assets outside the ordinary course, or securities, membership interests or other equity interests of the Company, or any agreement with respect to the acquisition of any line of business, assets outside the ordinary course, or shares of any other business, or any agreement of merger or consolidation or letter of intent with respect to any of the foregoing; (vi) any agreement with any member, officer, director, manager or other employee of the Company; (vii) any joint venture, partnership or other similar arrangement; (viii) any agreement purporting to limit the freedom of the Company to compete in any line of business in any geographic area or to hire any individual or group of individuals; (ix) any Commitment with any Governmental Entity; (x) any lease or sublease of real or personal property; and
(xi) any other Commitment (or series of related Commitments), the performance of which will extend over a period of one year or involve consideration (including any contingent obligation) in excess of $100,000.

     (b) Except as set forth on Schedule 4.10(b), each Commitment set forth On Schedule 4.10(a) is in full force and effect, enforceable against each party thereto in accordance with its terms. Except as set forth on Schedule 4.10(b), the Company is not in breach or default in any material respect of any Commitment and, to the Knowledge of the Company, no other party to a Commitment is in any material respect in breach thereof or intends to cancel, terminate or refuse to renew such Commitment or to exercise or decline to exercise any option or right thereunder. The Company has provided to Buyer a true, correct and complete copy of each written Commitment set forth on Schedule 4.10(a) and an accurate written summary of all material terms of each oral Commitment as set forth on Schedule 4.10(a).

     4.11     REAL  PROPERTY  AND  OTHER  FIXED  ASSETS.

     (a)     Schedule 4.11(a) sets forth a true, correct and complete list of
(i) all real property owned or leased by the Company, and (ii) all personal property owned by the Company with an individual book value in excess of $100,000. The Company does not and has not since its inception owned any real property.

     (b) Except as set forth on Schedule 4.11(b), the Company has good and Valid title to all properties and assets, real or personal, tangible or intangible, reflected on the Balance Sheet or acquired since the Balance Sheet Date, except personal property sold or otherwise disposed of in the ordinary course of the business of the Company since the Balance Sheet Date. Except as set forth on Schedule 4.11(b), all properties and assets of the Company
(real or personal, tangible or intangible) are free and clear of all Encumbrances, except for Permitted Encumbrances. The assets and properties of the Company represent all of the assets and properties necessary for the operations of the business of the Company as currently conducted.

     (c) Except as set forth in Schedule 4.11(c), the properties and assets Of the Company are in good operating condition and repair (subject to ordinary wear and tear), are free from material defects and are reasonably adequate for the conduct of the Company's business as currently conducted.

     4.12     EMPLOYMENT  MATTERS.

     (a) Set forth on Schedule 4.12(a)(i) is a list of all Managers of the Company and all Co-employees and (i) their titles, (ii) their current salaries or wages, (iii) any specific bonus, commission or incentive plans or agreements for or with them and (iv) any Commitment they have entered into with the Company. The Company has no employees who are not Co-employees. Except as limited by any employment Contracts included in the Commitments listed in
Schedule 4.10(a) and except for any limitations of general application which may be imposed under applicable employment Laws, the Company has the right to terminate the employment of each of its employees engaged in the Company's business at will and to terminate the engagement of any of its independent contractors engaged in the Company's business without payment to such employee or independent contractor, other than for services rendered through termination and without incurring any penalty or liability. Except as set forth on Schedule 4.12(a)(i), the Company's relations with each of its employees engaged in the Company's business are on a good and normal basis. To the Company's Knowledge,
(i) no Co-employee of the Company is in violation of the terms of any obligation relating to the use of confidential or proprietary information of the Company;
(ii) no Co-employee of the Company is in violation of any term of any employment contract, confidentiality agreement, assignment of inventions agreement, non-solicitation agreement, non-competition agreement, or any other contract or agreement known by the Company with any prior employer or any other Person or any restrictive covenant in such an agreement, or any obligation imposed by common law or otherwise, relating to the right of any such Co-employee to be employed by the Company because of the nature of the business conducted by the Company or relating to the use of trade secrets or proprietary information of others, and (iii) the mere continued employment of the Company's Co-employees, without more, does not subject the Company to any liability for any such violation.

     (b) Except as set forth on Schedule 4.12(b), the Company is not and has Not been since March 18, 2003 party to or bound by any contract, collective bargaining agreement or other labor union or labor organization contract. There is not and has not been since March 18, 2003 any activity or proceeding by any labor union, labor organization or other group seeking to represent employees of the Company or to organize any such employees. The Company is not and has not been since March 18, 2003 the subject of any pending or threatened proceeding asserting that the Company has committed an unfair labor practice or seeking to compel it to bargain with any labor union, labor organization or other group; nor is there or has there been pending or threatened any labor strike, dispute, walk-out, work stoppage, slow-down or lockout involving the Company. The Company is not and has not been since March 18, 2003 in violation of the Worker Adjustment and Retraining Notification Act, 29 U.S.C. 2101 et seq.

     4.13     EMPLOYEE  BENEFIT  PLANS.

     (a) Schedule 4.13(a)(i) sets forth a true, complete and correct list of all Plans, as amended, that are sponsored, contributed to, or to which there is an obligation to contribute, or maintained solely by the Company. Schedule 4.13(a)(ii) contains a true, complete and correct list of all Plans, as amended, that are sponsored, contributed to, or to which there is an obligation to contribute, or maintained by Administaff pursuant to the Client Service Agreement. There are no Plans other than the Plans listed on Schedules 4.13(a)(i) and 4.13(a)(ii).

     (b) With respect to each Plan listed on Schedule 4.13(a)(i), except as may be set forth on Schedule 4.13(b), since March 18, 2003, there has not been
(x) any adoption of or amendment to or modification of any such Plan, (y) any material change in any actuarial or other assumptions used to calculate funding obligations under any such Plan (if applicable), or (z) any change in the manner in which contributions, eligibility for benefits or participation are determined, in each case, which, individually or in the aggregate, would result in a material increase in the Company's liabilities thereunder.

     (c) With respect to each Plan listed on Schedule 4.13(a)(ii), to the Knowledge of the Company, except as may be set forth on Schedule 4.13(c), since March 18, 2003, there has not been (x) any adoption of or amendment to or modification of any such Plan, (y) any material change in any actuarial or other assumptions used to calculate funding obligations under any such Plan (if applicable), or (z) any change in the manner in which contributions, eligibility for benefits or participation are determined, in each case, which, individually or in the aggregate, would result in a material increase in the Company's liabilities thereunder.

     (d) With respect to each Plan, to the Knowledge of the Company, no event has occurred and there exists no condition or set of circumstances in connection with which the Company would be subject to any liability under ERISA, the Code or any other applicable law, and all of the Plans are and since March 18, 2003 have been operated in compliance with their respective provisions and all applicable Laws.

     4.14     ENVIRONMENTAL  MATTERS.

     Except as described in Schedule 4.14, or as would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company, (a) the Company is and since March 18, 2003 has been in compliance with all applicable Environmental Laws, including compliance with all Environmental Permits and authorizations required pursuant to all applicable Environmental Laws; (b) neither the Company nor, to the Knowledge of the Company, any other Person for whose acts or omissions the Company may be liable, has any liability relating to (i) environmental conditions on, under, about or from the real property or other properties or assets currently or formerly owned, leased, operated or used by the Company or (ii) the past or present use, management, handling, transport, treatment (including recycling), generation, storage, disposal, or release or threat of release, of any Hazardous Materials in violation of Environmental Law; and (c) the Company is not subject to any outstanding order from, or Commitment with, or to its Knowledge, investigation by, any Governmental Entity or other Person in respect of which the Company may be required to incur costs or expenses arising from the release or threatened release of a Hazardous Material in violation of Environmental Law.

     4.15     INTELLECTUAL  PROPERTY;  TECHNOLOGY.

     (a) Schedule 4.15(a) sets forth a true, complete and correct list of all Intellectual Property owned by the Company and that is material to the operation of Company's business ("Company Owned Intellectual Property") and all Intellectual Property licensed to the Company and that is material to the operation of the Company's business ("Company Licensed Intellectual Property"). Except as set forth on Schedule 4.15(a), (a) the conduct of the business of the Company as currently conducted, Company Owned Intellectual Property, and the past or current uses of Company Owned Intellectual Property do not infringe upon, misappropriate, or violate the Intellectual Property rights or any other proprietary right of any third party, and no claim or demand has been made to the Company that the conduct of the business of the Company as currently conducted or the Company Owned Intellectual Property infringes upon the Intellectual Property rights or any other proprietary right of any third party;
(b) with respect to each item of Company Owned Intellectual Property, the Company has all rights, title (including good and marketable title), and interest, free and clear of all Encumbrances, other than Permitted Encumbrances, and has the full, exclusive, and unrestricted right to use, make, have made, import, export and sell for export, manufacture, reproduce, distribute, display, perform, market, license, sell, offer to sell, modify, adapt, translate, enhance, improve, update and create derivative works based upon such Company Owned Intellectual Property without any consent or license from, or right of accounting or royalty to, any Person; (c) each item of Company Owned Intellectual Property that is registered with the United States or international government is registered solely in the Company's name, which registration is current and has been properly maintained; (d) all items of Company Owned Intellectual Property were created either (i) as a work or invention for hire (as defined under U.S. copyright or patent law, as applicable) for and of the Company by regular full time employees of the Company, or (ii) by an author, creator, contributor, or developer that was not a regular full-time employee of the Company at the time such Person authored, created, contributed to or developed such Company Owned Intellectual Property, and such author, creator, contributor or developer has performed such services for the Company pursuant to an agreement with a third party which, among other things, provided for the services of such Person and which irrevocably assigned to the Company in writing all Intellectual Property rights and other proprietary rights in such Person's work with respect to such Company Owned Intellectual Property; (e) with respect to each item of Company Licensed Intellectual Property, the Company has the right to use such Company Licensed Intellectual Property in the continued operation of its respective business as currently conducted pursuant to the terms of the license agreement governing the use of such Company Licensed Intellectual Property; (f) the Company Owned Intellectual Property has not been adjudged by a court of competent jurisdiction, arbitrator or other Governmental Entity, and to the Knowledge of the Company, no claim or demand has been made or is pending alleging that any Company Owned Intellectual Property is, invalid or unenforceable or not exclusively owned by the Company; (g) to the Knowledge of the Company, no Person is engaging or has engaged in any activity that infringes upon the Company's Intellectual Property rights or any other proprietary right of the Company in Company Owned Intellectual Property; (h) each license governing the use of the Company Licensed Intellectual Property is valid and enforceable as against the Company and all other parties thereto, binding on the Company and all other parties thereto, and in full force and effect as against the Company and the other parties thereto; (i) the Company, the Company is not and, to the Knowledge of the Company, no other party to any license of the Company Licensed Intellectual Property is in breach thereof or default thereunder; and (j) neither the execution of this Agreement nor the consummation of the transactions contemplated hereby will create an Encumbrance upon the Company Owned Intellectual Property or the Company Licensed Intellectual Property, render any agreement governing the Company's rights to Company Licensed Intellectual Property invalid, unenforceable or not binding with respect to the Company or any other parties thereto, or constitute, with or without notice or the passage of time or both, a breach, violation or default, or give rise to any right of termination, modification, cancellation, suspension, limitation, revocation or acceleration of, or prepayment or increased payment for, or otherwise in any way affect the terms or conditions governing, the Company's rights in any Company Licensed Intellectual Property.

     (b) Except as set forth on Schedule 4.15(b), Company has not Exported Company Owned Intellectual Property or Company Licensed Intellectual Property outside the United States.

     (c) For the purposes of this Section 4.15, "Software" means Company Owned Intellectual Property or Company Licensed Intellectual Property that is any computer program, operating or other system, application, firmware or software of any nature, whether operational, active, under development or design, non-operational or inactive (including all object code, source code, comment code, algorithms, processes, formulae, interfaces, navigational devices, menu structures or arrangements, icons, operational instructions, scripts, commands, syntax, screen designs, reports, designs, concepts and visual expressions), and, to the extent such exist, technical manuals, test scripts, user manuals and other documentation therefore, whether in machine-readable form, programming language, or any other language or symbols, and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature and any and all databases necessary or appropriate to operate for the use of any such computer program, operating or other system, application, firmware or software. Except as set forth on Schedule 4.15(c), with respect to the Software, (a) the Company maintains machine-readable master-reproducible copies, source code listings, technical documentation and user manuals for the most current releases and versions thereof and for all earlier releases or versions thereof currently provided, used, maintained, marketed, under development or design, or being supported by it; (b) in each case, the machine-readable copy conforms to the corresponding source code listing; and (c) to the Knowledge of the Company in each case, it operates in accordance with the user manuals and technical documentation therefore without material operating defects. Except as set forth on Schedule 4.15(c), the Company has not disclosed or delivered to any escrow agent or to any other Person, or permitted the disclosure to any escrow agent or to any other Person of, and has taken all reasonable precautions to prevent the disclosure of the source code and the object code (or any aspect or portion thereof) for or relating to any Software that is Company Owned Intellectual Property. Except as set forth on Schedule 4.15(c), the Software does not include and the Company has made all commercially reasonable efforts to prevent the introduction of and to detect and remove undocumented computer instructions, circuitry or other means the intent of which is to access, modify, disrupt, damage, delete or interfere with the use of the Software or the Company's or third parties' computer or telecommunications equipment or facilities.

     (d) Except as set forth on Schedule 4.15(d), (i) the Company is the registrant of all Internet domain names related to or used or held for use by the Company, or licensed to or used, owned, or registered by the Company ("Domain Names"), and all registrations of Domain Names are current and in good standing until such dates as set forth on Schedule 4.15(d); (ii) to the Knowledge of the Company no action or activity has been taken or is pending to challenge rights to, suspend, cancel or disable any Domain Name, the registration therefore, or any right of the Company thereto (including the right to use a Domain Name); and (iii) the Company has all rights, title and interest in and to, and rights to use on the Internet and otherwise as a trademark and trade name, the Domain Names. Except as set forth on Schedule 4.15(d), and without limiting anything else herein, to the Knowledge of the Company the Company is in compliance with all applicable United States laws, rules, requirements, directives and treaties regarding operations, business, transactions, commerce or activities operated, conducted or transacted, and regarding communications transmitted, received or stored, in whole or in part, via, through, over, in connection with, or related to the World Wide Web ("Web") or the Internet, including the sale and purchase of goods and services, taxation and customs and duties, the supply of goods and services on credit, promotional activities and advertising, privacy and data protection, security and encryption, distance contracts, language requirements, storing and publishing and transferring information, and shipping and importing and exporting. Except as set forth on Schedule 4.15(d), (i) the Company has maintained in connection with its operations, activity, conduct, and business on the Web and any and all other applicable Internet operations, activity, conduct and business, at all times during such operations, activity, conduct and business, a written privacy statement or policy governing the collection, maintenance, and use of data and information collected from users of Web sites owned, operated, or maintained by, on behalf of, or for the benefit of the Company ("Company Web Sites"); (ii) at all times during the Company's Web or Internet operations, activity, conduct or business, the Company's privacy statement or policy has been conspicuously made available to users of Company Web Sites, and such statement or policy, along with the Company's collection, maintenance and use of user data and information and the execution of this Agreement and the consummation of the transactions contemplated hereby, comply in all respects with all applicable Laws, including Laws of the U.S. Federal Trade Commission; and (iii) the Company's privacy statement or policy does not in any manner restrict or limit the Company's or the Company's successors' rights to use, sell, license, distribute and disclose such collected data.

     (e) The Company has at all times employed all commercially reasonable efforts to detect and prevent the unauthorized access to and use of Company Web Sites and Company information technology systems, and no Person has obtained such unauthorized access or made such unauthorized use at any time since March 18, 2003, except for automated inventory shopping and rate comparison tools, such as those used by hoteliers for reporting purposes and consumers for comparison shopping.

     4.16     INSURANCE.

     The properties, assets, employees, business and operations of the Company are insured by policies against such risks, casualties and contingencies and of such types and amounts as are customary for the size and scope of the Company's business as currently conducted. Schedule 4.16 contains a true, complete and correct list and description of all insurance policies maintained by or on behalf of the Company. All such policies are occurrence policies and in full force and effect, all premiums due and payable with respect thereto have been paid, and no notice of cancellation or termination has been received with respect to any such policy, nor is there any valid basis for any such cancellation. To the Company's Knowledge, all such policies are sufficient for compliance with all requirements of Law. All such policies are valid, outstanding and enforceable and will remain in full force and effect through the Closing Date. No risks with respect to the Company's business or assets have been designated as being self-insured. The Company has not been refused any insurance to which the Company has applied.

     4.17     EXISTING  AGREEMENTS.

     Except for this Agreement, the Company is not a party to any Commitments with, of or to any Person with respect to the acquisition of any securities of the Company, or with respect to any merger, share exchange, consolidation or similar transaction involving the Company, or with respect to the acquisition of any material portion of the Company's assets, properties or business (other than contracts and arrangements entered into in the ordinary course of business for the sale of inventory or like assets or services from the Company).

     4.18     BROKERS  AND  FINDERS  FEES.

     Except for the Company's Commitment with The Blackstone Group L.P. ("Blackstone") dated October 8, 2003, a true, correct and complete copy of which has been provided to Buyer (the "Blackstone Letter"), the Company has no Commitment with any broker, finder, investment banker or similar agent with respect to the transactions contemplated by this Agreement. The fees and expenses payable to Blackstone pursuant to the Blackstone Letter will not exceed $650,000.

     4.19     TRANSACTION  FEES.

     The legal fees and expenses incurred by or on behalf of the Company in connection with the transactions contemplated by this Agreement and the other Transaction Documents will not exceed $100,000.

                                    ARTICLE V
                  REPRESENTATIONS AND WARRANTIES OF THE BUYER

     The Buyer hereby represents and warrants to each of the Sellers as follows:

     5.1     INVESTMENT  REPRESENTATIONS.

     The Buyer currently owns 14.284% of the issued and outstanding equity interests in the Company. Buyer is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D of the rules of the SEC. Buyer is acquiring the Sellers' Company Interests for investment, for its own account only  and  not  with  a  view  to,  or  for  resale  in  connection  with,  any
"distribution" thereof within the meaning of the Securities Act. Buyer acknowledges and understands that the Company Interests constitute "restricted securities" under the Securities Act and have not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of Buyer's investment intent as expressed herein. Buyer understands that the Company Interests must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Buyer further acknowledges and understands that the Company is under no obligation to register the Company Interests.

     5.2     ORGANIZATION.

     The Buyer is a corporation, duly organized, validly existing and in good standing under the Laws of the State of Delaware and has the requisite corporate power and authority to carry on its business as it is now being conducted.

     5.3     DUE  AUTHORIZATION.

     The Buyer has all requisite corporate right, power and authority to execute and deliver this Agreement and each of the other Transaction Documents to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution and delivery by the Buyer of this Agreement and each of the other Transaction Documents to which it is a party, the performance by the Buyer of its obligations hereunder and under the other Transaction Documents to which it is a party and the consummation by the Buyer of the transactions contemplated hereby and thereby (a) are within the corporate power and authority of the Buyer and (b) have been duly authorized by all requisite corporate action on the part of the Buyer and no other corporate action is necessary for the execution and delivery of this Agreement by Buyer, the performance by Buyer of its obligations hereunder or the consummation by Buyer of the transactions contemplated hereby. This Agreement is, and, upon execution and delivery by Buyer at the Closing, each of the other Transaction Documents will be, a legal, valid and binding obligation of the Buyer (to the extent it is a party thereto) enforceable against the Buyer in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, fraudulent conveyance or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a proceeding of law or in equity).

     5.4     CONSENTS;  NO  VIOLATIONS.

     Neither the execution, delivery or performance by the Buyer of its obligations under this Agreement or any of the other Transaction Documents to which it is a party nor the consummation of the transactions contemplated hereby or thereby will: (a) conflict with, or result in a breach or a violation of, any provision of the certificate of incorporation or by-laws of the Buyer; (b) result in, or constitute, with or without notice or the passage of time or both, a breach, violation or default, or give rise to any right of termination, modification, cancellation, prepayment, suspension, limitation, revocation or acceleration, under any Law or any provision of any Commitment to which Buyer is a party or pursuant to which the Buyer or any of its assets or properties is subject; or (c) require the Buyer to obtain or make any consent, approval or authorization of, notification to, filing with, or exemption or waiver by, any Governmental Entity or any other Person.

     5.5     [RESERVED.]

     5.6     BROKERS  AND  FINDERS  FEES.

     The Buyer has no Commitment with any broker, finder, investment banker or similar agent with respect to the transactions contemplated by this Agreement.

     5.7     STOCK  VALIDITY.

     The Priceline Shares are duly authorized shares of Priceline Common Stock, have been duly authorized for issuance pursuant to and in accordance with the terms of this Agreement, and if and when issued pursuant to and in accordance with the terms of this Agreement will be validly issued, fully paid and non-assessable. The Sellers will receive good and valid title to the Priceline Shares upon issuance pursuant to and in accordance with the terms of this Agreement, free and clear of any Encumbrance, except as set forth in this Agreement.

     5.8     SEC  REPORTS.

     Each report, proxy statement or information statement filed by Priceline with the SEC under the Exchange Act (including exhibits, schedules and amendments thereto and all documents incorporated by reference therein, collectively the "SEC Documents") complied in all material respects as of their respective dates of filing with the requirements of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder then applicable to such SEC Documents, and none of the SEC Documents at the time filed contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, except to the extent corrected by a document subsequently filed with the SEC including any SEC Document.

                                   ARTICLE VI
                                    COVENANTS

     6.1     NONDISCLOSURE.

     No Seller will, at any time after the date of this Agreement, except with the prior written consent of Buyer, directly or indirectly, disclose, communicate or divulge to any Person, or use for the benefit of any Person, any confidential or proprietary knowledge or information with respect to the conduct or details of the business of the Company, including technical know how, Software, methods of production, processes, customers, prospects, costs, designs, marketing methods and strategies, finances and suppliers, provided that each Seller may disclose, communicate or divulge any such information or knowledge (a) to its directors, officers, employees, franchisees and hotel owners and their managers but only to the extent that such information and knowledge does not include any technical know how, software, methods or processes developed on behalf of the Company, or with the Company, by Pegasus, and (b) (i) that was legally in the possession of or known by the receiving party prior to its receipt from the disclosing party (or its representatives),
(ii) is independently developed by the receiving party without use of other such information or knowledge, or (iii) becomes known to the receiving party from a source other than the disclosing party (or its representatives) without breach of this Section 6.1.

     6.2     PUBLICITY.

     The Buyer, on the one hand, and each Seller, on the other hand, will reasonably cooperate with each other in the development and distribution of all press releases and other similar public announcements concerning the transactions contemplated by this Agreement. Neither the Buyer, on the one hand, nor any Seller, on the other hand, will issue or make, or allow to have issued or made, any press release or public announcement concerning the transactions contemplated by this Agreement without giving the other party a reasonable opportunity to comment on such release or announcement in advance, except to the extent required by applicable Law, or any national securities exchange or automated quotation system requirements. Internal communications by any Seller, including communications with such Seller's franchisees, employees or hotel owners and their managers, are not restricted by this Section 6.2.

     6.3     TRANSACTION  COSTS.

     Each of the parties to this Agreement will pay all fees and expenses incurred by or on behalf of such party in connection with the transactions contemplated by this Agreement and the other Transaction Documents, including all fees and expenses (a) incurred by or on behalf of such party in connection with conducting any due diligence investigation and negotiating and documenting this Agreement and the other Transaction Documents, (b) of law firms, accountants, consultants and all other Persons engaged by such party, and (c) incurred by or on behalf of such party in connection with any regulatory filings.

     6.4 CONSENT AND WAIVER UNDER LLC AGREEMENT AND PREFERRED DISTRIBUTION AGREEMENTS.

     (a) Each Seller hereby covenants and agrees, severally and not jointly and severally with the other Sellers, that the execution of this Agreement by such Seller will constitute the consent and agreement of such Seller to the Transfer (as defined in the LLC Agreement) by each other Seller of that other Seller's equity interest in the Company to the Buyer under this Agreement for all purposes under the LLC Agreement, including under Article IX of the LLC Agreement. Without limiting the generality of the foregoing, each Seller hereby expressly waives, severally and not jointly and severally with the other Sellers, its right of first refusal contained in Section 9.2(c) of the LLC Agreement and its tag-along right contained in Section 9.4 of the LLC Agreement, each with respect to the Transfer by each other Seller of that other Seller's equity interest in the Company to the Buyer under this Agreement.

     (b) Each Seller hereby expressly waives, severally and not jointly and severally with the other Sellers, its rights under Section 2.7 of the Preferred Distribution Agreement by and between such Seller and the Company with respect to any amendments to the Preferred Distribution Agreement, by and between the Company and Six Continents Hotels, Inc. (the "SCH Agreement"), that allow for the early termination of the SCH Agreement.

     6.5     EMPLOYEE  MATTERS.

     From and after the Closing, the Company (a) may, but shall not be obligated to, employ any Co-employee as an employee at-will, whether as a Co-employee under the Client Services Agreement or otherwise, and (b) will recognize the right to severance payments of the Co-employees listed in Schedule 6.5 in accordance with the terms and conditions of the Severance Agreements between such individuals and the Company listed on Schedule 4.13(a)(i), but solely to the extent (i) of the amounts set forth in Schedule 6.5 and (ii) that such payments will be payable by the Company only upon the earlier to occur of (A) December 31, 2004 and (B) the date of termination by the Company without cause of employment with the Company of such Co-employee, it being understood that no such termination will be deemed to have occurred solely by reason of the termination of the Client Service Agreement in accordance with its terms.

     6.6     LIMITATION  ON  TRANSFER  OF  PRICELINE  SHARES.

     (a) Except to Priceline pursuant to Section 7.5 and except for sales, transfers or assignments to Affiliates, prior to the earlier to occur of (a) a Reorganization of Priceline and (b) the second anniversary of the Closing Date, without the prior written consent of Priceline, no Seller will, directly or indirectly (whether through establishment of an offsetting derivative position or otherwise), sell, transfer, give, assign, hypothecate, pledge, encumber, grant a security interest in or otherwise dispose of any Priceline Shares or any right, title or interest therein or thereto; and thereafter any such disposition by any Seller of any Priceline Shares will remain at all times subject to applicable Laws, including the resale conditions under Rule 144 promulgated under the Securities Act.

     (b) Each certificate for the Priceline Shares issued pursuant to this Agreement and each certificate for any such securities issued to subsequent transferees of any Seller shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAWS COVERING SUCH SECURITIES OR PRICELINE RECEIVES AN OPINION OF COUNSEL (SATISFACTORY TO PRICELINE AND ITS COUNSEL), STATING THAT SUCH SALE, TRANSFER OR ASSIGNMENT IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE ALSO SUBJECT TO A CERTAIN SECURITIES PURCHASE AGREEMENT, DATED MAY __, 2004, AND SUCH SECURITIES MAY NOT BE SOLD, TRANSFERRED, GIVEN, ASSIGNED, HYPOTHECATED, PLEDGED, ENCUMBERED, OR OTHERWISE DISPOSED OF, EXCEPT IN ACCORDANCE WITH SUCH AGREEMENT, COPIES OF WHICH ARE ON FILE IN THE OFFICE OF THE SECRETARY OF PRICELINE."

     6.7     NON-COMPETITION.

     For a period commencing on the Closing Date and ending on December 31, 2006, each Seller will not, and will cause its Affiliates not to, act in concert with two (2) or more Other Sellers or such Other Sellers' Affiliates in holding or acquiring Beneficial Ownership of more than ten percent (10%) among all such Persons in the aggregate of the Securities of any Person that, directly or indirectly, through one or more of its Affiliates, offers the direct sale to consumers of hotel products and services predominantly through the Internet (a "Travel Site"). Notwithstanding anything to the contrary contained in this
Section 6.7, no Seller or any of its Affiliates will be in any way prohibited from (i) participating as a vendor or otherwise on Web sites operated by any Person, (ii) providing rate, inventory and other hotel information to any travel agency or Global Distribution System, (iii) owning, operating or supporting its own Travel Site, or (iv) obtaining Beneficial Ownership of Securities of a Travel Site in exchange for a contribution of inventory to, or participation in, such Travel Site; provided that prior to December 31, 2006, the Securities for which Beneficial Ownership is obtained by any Seller, or such Seller's Affiliate, acting in concert with the Other Sellers, or such Other Sellers' Affiliates, as determined on the date of receipt of such Securities, does not, in the aggregate for all such Persons, constitute more than fifteen percent (15%) of such Travel Site's capital stock on a fully diluted basis. This
Section 6.7 does not apply to the interests any Seller may have in WorldRes-Europe or Avendra LLC, a Delaware limited liability company. For purposes of this Section 6.7, "Other Sellers" shall mean (a) Sellers and (b) Six Continents Hotels, Inc.

     6.8     REMEDIES.
     The Parties agree that any breach of the covenants and agreements set forth in Sections 6.1 and 6.7 hereto will result in irreparable injury to Buyer for which money damages could not adequately compensate Buyer. Therefore, in the event of any such breach, Buyer will be entitled (in addition to any other rights and remedies which it may have at law or in equity) to have an injunction issued by any competent court of equity enjoining and restraining each Seller and any other Person involved therein from continuing such breach. In any action to enforce the provisions of Sections 6.1 and 6.7 hereto, each Seller and any other Person involved therein will, and hereby, expressly waive the defense that Buyer's remedy at law is adequate. If Buyer is obliged to resort to the courts for the enforcement of any of the covenants or agreements set forth herein, or if such covenants or agreements are otherwise the subject of litigation between the parties hereto, then the term of such covenants and agreements will be extended for a period of time equal to the period of such breach.

     6.9     SEVERABILITY;  BLUELINING.

     If the final judgment of a court of competent jurisdiction determines that any portion of the covenants or agreements set forth in Sections 6.1 and 6.7 hereto is invalid or unenforceable, (a) such determination will have no effect on the validity or enforceability of such covenant or agreement in any other jurisdiction and (b) the court making such determination of invalidity or unenforceability will have the power to reduce the scope, duration, or area of the covenant or agreement, to delete specific words or phrases, or to replace any invalid or unenforceable covenant or agreement with a covenant or agreement that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable covenant or agreement, and this Agreement will be enforceable in such jurisdiction as so modified after the expiration of the time within which such determination may be appealed.

     6.10     CONDUCT  OF  BUSINESS  AFTER  CLOSING;  MARKETING  COMMITMENT.

     (a) During the Contingent Period, unless the Sellers otherwise consent in writing, which consent will not be unreasonably withheld or delayed, Buyer will operate the business of the Company with the good faith intent to increase Fixed Rate Bookings during the Contingent Period over Fixed-Rate Bookings during the immediately preceding 365 consecutive calendar day period.

     (b) During the Contingent Period, Priceline will spend at least $2,900,000 in marketing with third parties unaffiliated with Priceline for Accommodations that could become Fixed-Rate Bookings, such amount to be expended in good faith by Priceline with the intent to increase Fixed-Rate Bookings during the Contingent Period over Fixed-Rate Bookings during the immediately preceding 365 consecutive calendar day period.

     6.11     RULE  144;  NASDAQ.

     During the period commencing on the Closing Date and ending on the second anniversary of the Closing Date, Priceline will (a) use its commercially reasonable efforts to file such reports and otherwise make publicly available such information as will permit Sellers, provided that all other requirements thereunder are satisfied, to maintain the availability of Rule 144, and (b) to the extent required, file additional listing applications for the Priceline Shares with the Nasdaq National Market or any other stock exchange that Priceline Common Stock is then listed on.

6.12     CERTAIN  TAX  MATTERS.

     (a) The Buyer will cause the Company to prepare and timely file all required Tax Returns for the Tax periods ending on the Closing Date and to prepare and distribute to the Sellers Form K-1 for the Company for the period ending on the Closing Date. Such returns will be prepared in accordance with applicable Laws and, subject to the foregoing requirement, consistent with the prior practice of the Company. The cost of preparing and filing such Tax Returns will be borne by the parties hereto in proportion to their respective ownership of the Company on the date of this Agreement. The Buyer will provide each such Tax Return to the Sellers at least sixty (60) calendar days before the due date (including all applicable extensions) of such Tax Return for the Sellers' review and comment, and make any changes reasonably requested by the Sellers if such changes are consistent with applicable Laws and prior practice, and will not result in any increase in Tax liability for the Company or the Buyer, for any Tax period.

     (b) The Buyer, the Company, and the Sellers will cooperate, as and to the extent reasonably requested by any other party, in connection with the filing of Tax returns pursuant to this Section 6.12 and any audit, litigation or other proceeding with respect to Taxes, and the Buyer and the Sellers will each be entitled at their own expense to participate in any such audit, litigation or other proceeding to the extent that such party would be liable for any additional Taxes owing. Such cooperation will include, upon the other party's request, the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees reasonably available on a mutually convenient basis to provide additional information and explanation as may be reasonably requested of any material provided hereunder. The Buyer will cause the Company to retain relevant books and records concerning Tax matters of the Company and relating to any Tax periods prior to or including the Closing Date until the expiration of the applicable statute of limitation and will abide by all record retention agreements entered into with any taxing authority.

                                  ARTICLE VII
                        INDEMNIFICATION AND LIMITATIONS

     7.1     INDEMNIFICATION  BY  EACH  SELLER.

     Subject to the other provisions of this Article VII, from and after the Closing Date, each Seller will severally, but not jointly with any other Seller, indemnify and hold the Buyer, its Affiliates and its respective employees, representatives, officers, directors and agents (collectively, the "Buyer Parties") harmless from and against any and all direct or indirect debts, obligations or liabilities of any nature, whether absolute, accrued, contingent, liquidated or otherwise, and whether due or to become due, asserted or unasserted, obligations, claims, contingencies, damages, costs and expenses, including all court costs, litigation expenses and reasonable attorneys' fees, but excluding incidental, indirect, consequential and punitive damages
(collectively,  "Losses"),  suffered  by  any  Buyer  Party  arising  out  of:

     (a) the breach of any representation or warranty made by such Seller in this Agreement;

     (b) the failure of such Seller or of such Seller's Seller Parent to Perform any covenant, agreement or obligation of such Seller contained in this Agreement;

     (c) the breach of any representation or warranty made by the Company in this Agreement; and

     (d) the failure of the Company to perform any covenant, agreement or obligation of the Company contained in this Agreement to be performed or complied with prior to the Closing.

     7.2     INDEMNIFICATION  BY  THE  BUYER.

     Subject to the other provisions of this Article VII, from and after the Closing Date, the Buyer will indemnify and hold the Sellers and their respective Affiliates, employees, representatives, officers, directors and agents (collectively, the "Seller Parties") harmless from and against any Losses suffered by any Seller Party arising out of:

     (a) the breach of any representation or warranty made by the Buyer in this Agreement; provided that Buyer will have no liability or obligation hereunder with respect to the representations and warranties set forth in Sections 5.7 or 5.8, including for any breach thereof, unless and until Buyer is required by Sections 2.3 and 2.4 to issue and deliver the Priceline Shares;

     (b) the failure of the Buyer or Priceline to perform any covenant, agreement or obligation of Buyer or Priceline contained in this Agreement; and

     (c) the failure of the Company to perform any covenant, agreement or obligation contained in this Agreement to be performed or complied with after the Closing.

     7.3     NOTICE  AND  RESOLUTION  OF  CLAIMS.

     (a)     Each Person entitled to indemnification pursuant  to Section 7.1 or
Section 7.2 (an "Indemnified Party") will promptly give written notice to the party who has the duty of indemnification under this Article VII (the "Indemnifying Party") after obtaining knowledge of any claim that it may have pursuant to this Article VII (a "Claim"). Such notice will set forth in reasonable detail the Claim and the basis for indemnification, but the Indemnified Party's failure to give such notice will not affect the obligations of the Indemnifying Party under this Article VII except to the extent that the Indemnifying Party is materially prejudiced thereby.

     (b) The Indemnifying Party may elect to assume and control the defense of any Claim, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of expenses relating thereto, if: (i) the Indemnifying Party acknowledges its obligation to indemnify the Indemnified Party for any Losses resulting from such Claim; and (ii) the Claim does not seek to impose any liability on the Indemnified Party other than money damages.

     (c) If the conditions of Section 7.3(b) are satisfied and the Indemnifying Party elects to assume and control the defense of a Claim, then (i) the Indemnified Party may only settle such Claim with the written consent of the Indemnifying Party, which consent will not be unreasonably withheld or delayed,
(ii) the Indemnifying Party may settle such Claim without the consent of the Indemnified Party only if (A) all monetary damages payable in respect of the Claim are paid by the Indemnifying Party, (B) the Indemnified Party receives a full, complete and unconditional release in respect of the Claim without any admission or finding of obligation, liability, fault or guilt (criminal or otherwise) with respect to the Claim, and (C) no injunctive, extraordinary, equitable or other relief of any kind is imposed on the Indemnified Party or any of its Affiliates, and (iii) the Indemnifying Party may otherwise settle such Claim only with the consent of the Indemnified Party, which consent will not unreasonably be withheld or delayed. The Indemnified Party may employ separate counsel and participate in the defense of any Claim, but the Indemnified Party will be responsible for the reasonable fees and expenses of such counsel unless
(A) the Indemnifying Party has failed to assume, or if assumed, has failed to reasonably and actively defend such Claim as provided herein or to employ counsel reasonably satisfactory to the Indemnified Party with respect thereto, or (B) in the reasonable opinion of the Indemnified Party (upon advice of counsel) a conflict of interest exists between the interests of the Indemnified Party and the Indemnifying Party that requires representation by separate counsel, in which case the reasonable fees and expenses of one separate counsel to the Indemnified Party will be paid by the Indemnifying Party.

     (d) If the conditions of Section 7.3(b) are not satisfied, the Indemnified Party may assume the exclusive right to defend, compromise, or settle such Claim, but the Indemnifying Party will not be bound by any determination of a Claim so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld or delayed).

     7.4     LIMITS  ON  INDEMNIFICATION.

     (a) Each Seller will be liable to the Buyer Parties for Losses that are indemnifiable by such Seller pursuant to Section 7.1(a), except for Losses arising from the breach of representations and warranties set forth in Sections
3.2 (Due Authorization of such Seller) and 3.4 (Title to Company Interests of such Seller), to which this limitation will not apply, only to the extent that the aggregate amount of Losses to all Buyer Parties that are indemnifiable by such individual Seller under Section 7.1(a) exceeds $250,000. The Sellers will be liable to the Buyer Parties for Losses that are indemnifiable by the Sellers pursuant to Section 7.1(c), except for Losses arising from the breach of the representations and warranties set forth in Sections 4.2 (Due Authorization of the Company) and 4.4 (Capitalization of the Company), to which this limitation will not apply, only to the extent that the aggregate amount of Losses to all Buyer Parties that are indemnifiable under Section 7.1(c) (exclusive of any Losses claimed under Section 7.1(a)) exceeds $250,000.

     (b) The maximum aggregate amount of Losses for which any Seller will be obligated to indemnify the Buyer Parties under Sections 7.1(a) and (c), except for Losses arising from the breach of the representations and warranties set forth in Sections 3.2 (Due Authorization of such Seller), 3.4 (Title to Company Interests of such Seller) and 4.4 (Capitalization of the Company), to which this limitation will not apply, will be (i) ten percent (10%) of the Initial Purchase Price actually paid to such Seller; plus (ii) ten percent (10%) of the number of Priceline Shares included in the Contingent Payment, if any, actually paid to such Seller, valued using the per share closing price of Priceline Common Stock (or other shares included in the Contingent Payment) on the Nasdaq National Market (or other stock exchange on which Priceline Common Stock or other shares included in the Contingent Payment is then listed) on the date of issuance of such shares. The maximum aggregate amount of Losses for which any Seller will be obligated to indemnify the Buyer Parties for breaches of the representations and warranties set forth in Sections 3.2 (Due Authorization of such Seller), 3.4 (Title to Company Interests of such Seller) and 4.4 (Capitalization of the Company) will be the Purchase Price received by such Seller.

     (c) Subject to the further limitations in Sections 7.4(a) and 7.4(b), no Seller will be liable to indemnify the Buyer Parties under this Article VII for more than one-fifth (1/5th) of any Losses owed to any Buyer Party, which fraction represents each Seller's pro rata share of the Purchase Price.

     (d) No party will have any obligation to indemnify any Seller Party or any Buyer Party under this Article VII for any Losses (i) that are caused by the willful misconduct or negligence of any Buyer Party (in the case of Seller indemnification obligations) or any Seller Party (in the case of Buyer indemnification obligations) and (ii) to the extent recovered by the Indemnified Party from any third Person (including insurers).

     (e) This Article VII sets forth the exclusive monetary remedy for the Buyer Parties and the Seller Parties for the transactions contemplated by this Agreement (but not the other Transaction Documents). Each of the parties hereby knowingly and expressly waives and covenants never to assert any other claim or cause of action, and never to pursue any other remedy, seeking any other monetary recovery with respect to the transactions contemplated by this Agreement, including under statutory or common law, or any other Law; provided that this Section 7.4 is not applicable in the event of fraud or willful misrepresentation.

     7.5     INDEMNIFICATION  PAYMENTS;  USE  OF  PRICELINE  SHARES.

     All payments made pursuant to this Article VII (other than payments of interest, if any) will be treated by the parties on all Tax Returns as an adjustment to the Purchase Price. The parties agree that, notwithstanding the provisions of Section 6.6, any indemnifiable Claim for which any Seller is obligated pursuant to this Article VII may be partially or fully satisfied, at the option of such Seller, by delivery by such Seller of all or a portion of the Priceline Shares, as may be exchanged pursuant to Section 2.4, held by such Seller, using a conversion price of the average per share closing price of Priceline Common Stock (or other shares included in the Contingent Payment) on the Nasdaq National Market (or other stock exchange on which Priceline Common Stock or other shares included in the Contingent Payment is then listed) for the five (5) trading days immediately preceding the date that such Seller's obligation to pay such Claim is finally determined to be due and owing by such Seller.

     7.6     PAYMENT  AND  ASSIGNMENT  OF  CLAIMS.

     Upon agreement by the parties hereto or final determination by a court of competent jurisdiction that a party is entitled to indemnification under this
Article VII, the Indemnifying Party will promptly pay or reimburse, as appropriate, the Indemnified Party for any Losses to which it is entitled to be indemnified hereunder.

     7.7     SURVIVAL.

     The representations and warranties of the parties hereto set forth in this Agreement or in any certificates provided for herein will expire on the date that is thirty (30) days after the first anniversary of the Closing Date, except that the representations and warranties set forth in Sections 3.2 (Due Authorization of such Seller), 3.4 (Title to Company Interests of such Seller),
4.2  (Due Authorization of the Company) and 4.4 (Capitalization of the Company),
4.9 (Taxes), 4.11(b) (Real Property), 4.15 (Intellectual Property), 5.3 (Due Authorization) and 5.7 (Stock Validity) will survive until thirty (30) days after the expiration of the applicable statute of limitations with respect thereto, and except to the extent a party has asserted a claim under this
Article VII for breach of any such representation or warranty prior to the expiration of such periods, in which event any representation or warranty to which such claim relates will survive with respect to such claim until such claim is resolved. After the expiration of such periods, any claim by a party hereto based upon any such representation or warranty will be of no further force or effect. The covenants and agreements of the parties hereto contained in this Agreement will survive the Closing until performed in accordance with their terms. The parties acknowledge that this contractual term of limitations is reasonable and necessary to provide conclusion to the parties' obligations under this Agreement.

     7.8     WAIVER.

     Each Seller hereby (a) acknowledges that the representations and warranties of the Company set forth herein are intended for and inure solely to the benefit of the Buyer and (b) irrevocably and unconditionally waives (i) the right to bring any claim or proceeding against the Company or the Buyer with respect to the representations and warranties, of the Company in this Agreement, and (ii) any and all defenses or counterclaims that such Seller may raise in respect of such claims or proceedings, to the extent such defenses relate to the Company's status as a party hereto.

                                  ARTICLE VIII
                                  MISCELLANEOUS

     8.1     ATTORNEYS'  FEES  AND  COSTS.

     If attorney's fees or other costs are incurred to secure performance of any obligations hereunder, or to establish damages for the breach thereof or to obtain any other appropriate relief, whether by way of prosecution or defense, the prevailing party will be entitled to recover reasonable attorneys' fees and costs incurred in connection therewith.

8.2     FURTHER  ASSURANCES.
     At any time or from time to time after the Closing, each Seller, on the one hand, and the Buyer, on the other hand, agree to reasonably cooperate with each other, and at the request of the other party, to execute and deliver any further instruments or documents and to take all such further action, including by providing information, as the other party may reasonably request (a) in order to evidence or effectuate the consummation of the transactions contemplated hereby or by the other Transaction Documents and to otherwise carry out the intent of the parties hereunder or thereunder or (b) as may be required to permit Buyer and its Affiliates to file with the SEC the financial statements and information required under Item 7 of Form 8-K under the Securities Exchange Act of 1934, as amended.

     8.3     SUCCESSORS  AND  ASSIGNS.

     Except as provided in Section 7.8, this Agreement will bind and inure solely to the benefit of the Company, each Seller and the Buyer, and their respective successors and permitted assigns; provided that (a) neither the Company nor any Seller may assign its rights or obligations under this Agreement to any Person without the prior written consent of the Buyer, and (b) the Buyer may not assign its rights or obligations under this Agreement to any Person without the prior written consent of the Sellers, and provided further that the Company, each Seller and Buyer acknowledge and agree that Priceline is an intended third-party beneficiary of Seller representations in Section 3.7 and Seller covenants in Section 6.6. Any attempted assignment in contravention of this Section 8.3 will be void.

     8.4     ENTIRE  AGREEMENT.

     This Agreement and the other Transaction Documents contain the entire agreement among the parties with respect to the subject matter hereof and supersede all prior and contemporaneous arrangements or understandings with respect thereto.

     8.5     NOTICES.

     All notices, requests, consents and other communications hereunder to any party will be deemed to be sufficient if contained in a written instrument delivered in person or sent by telecopy, nationally recognized overnight courier or first class registered or certified mail, return receipt requested, postage prepaid, addressed to such party at the address set forth below or such other address as may hereafter be designated in writing by such party to the other parties:

if  to  the  Buyer:                             with  copies  to:

Lowestfare.com  Incorporated                    Blank  Rome  LLP
800  Connecticut  Avenue                        One  Logan  Square
Norwalk,  Connecticut  06854                    Philadelphia, Pennsylvania 19103
Attention:  Peter  Millones                     Attention:  Ronald  Fisher
Telecopy:  (203)  299-8915                      Telecopy:  (215)  832-5479
if to the respective  Sellers:                  with  copies  to:

Hilton Electronic Distribution Systems, LLC    Hilton  Hotels  Corporation
c/o Hilton Hotels Corporation                  9336  Civic  Center  Drive
9336 Civic Center Drive                        Beverly Hills, California 90210
Beverly Hills, California 90210                Attention: Executive Vice
Attention: Bala Subramanian                        President and General Counsel
Telecopy:  (310)  859-2513                     Telecopy:  (310)  205-7694

HT-HDS,  Inc.                                  Hyatt  Corporation
c/o  Hyatt  Corporation                        200 W. Madison Street, Suite 3900
200  W. Madison Street, Suite  3900            Chicago, Illinois 60606
Chicago,  Illinois  60606                      (after 2/1/05, street address is
(after  2/1/05, street address is              71 S. Wacker Drive
71 S. Wacker Drive                             Chicago, Illinois 60606)
Chicago,  Illinois  60606)                     Attention:  General  Counsel
Attention:  Thomas  O'Toole,  SVP  -           Telecopy:  (312)  750-8581
   Systems  &  Strategy
Telecopy:  (312)  750-8007

MI  Distribution,  Inc.                        Marriott  International,  Inc.
c/o  Marriott  International, Inc.             Marriott  Drive,  Dept.  52/923
Marriott  Drive                                Washington,  DC  20058
Washington,  DC  20058                         Attention:  General  Counsel
Attention:  SVP,  Sales  &  Marketing          Telecopy:  (301)  380-6727
Telecopy:  (301)  380-1811

Starwood  Resventure  LLC                      Starwood  Hotels  &  Resorts
c/o  Starwood  Hotels  &  Resorts              Worldwide,  Inc.
Worldwide,  Inc.                               1111  Westchester  Avenue
1111  Westchester  Avenue                      White  Plains,  New  York  10604
White  Plains,  New  York  10604               Attention:  General  Counsel
Attention:  President,  STARS                  Telecopy:  (914)  640-2650
Telecopy:  (914)  640-8575

Pegasus  Business  Intelligence,  LP           Pegasus  Solutions,  Inc.
c/o  Pegasus  Solutions,  Inc.                 Campbell  Center  One
Campbell  Center  One                          8350  North  Central  Expressway
8350  North  Central  Expressway               Suite  1900
Suite  1900                                    Dallas,  Texas  75206
Dallas,  Texas  75206                          Attention:  General  Counsel
Attention:  Chief  Executive  Officer          Telecopy:  (214)  234-4054
Telecopy:  (214)  234-4040
if  to  the  Company:     with  copies  to:

Travelweb  LLC                                 Hughes  &  Luce,  L.L.P.
2777  Stemmons  Freeway                        1717  Main  Street
Suite  675                                     Suite  2800
Dallas,  Texas  75207                          Dallas,  Texas  75201
Attention:  General  Counsel                   Attention:  David  N.  Guedry
Telecopy:  (214)  424-8431                     Telecopy:  (214)  939-5849

     All such notices, requests, consents and other communications will be deemed to have been given or made if and when delivered personally or by overnight courier to the parties at the above addresses or sent by electronic transmission, with confirmation received, to the telecopy numbers specified above (or at such other address or telecopy number for a party as will be specified by like notice).

     8.6     AMENDMENTS.

     This Agreement may be amended, supplemented or modified, and any provision hereof may be waived, only by written instrument making specific reference to this Agreement signed by the party against whom enforcement is sought. No waiver of any of the provisions of this Agreement will be deemed to or will constitute a waiver of any other provision hereof (whether or not similar). No delay on the part of any party in exercising any right, power or privilege hereunder will operate as a waiver thereof.

     8.7     COUNTERPARTS.

     This Agreement may be executed in any number of counterparts (including via facsimile), and each such counterpart hereof will be deemed to be an original instrument, but all such counterparts together will constitute but one agreement.

     8.8     HEADINGS.

     The headings of the Sections of this Agreement have been inserted for convenience of reference only and will not be deemed to be a part of this Agreement.

     8.9     GOVERNING  LAW.

     This agreement will be governed by and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law.

     8.10     VENUE  AND  SUBMISSION  TO  JURISDICTION.

     EACH PARTY, FOR ITSELF AND ON BEHALF OF ITS AFFILIATES, HERETO IRREVOCABLY CONSENTS TO THE EXCLUSIVE JURISDICTION OF ANY FEDERAL COURT (OR IF THERE IS NO FEDERAL JURISDICTION, STATE COURT) FOR OR WITHIN CHICAGO, ILLINOIS OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT AND THE OTHER TRANSACTION DOCUMENTS, AND WAIVES ANY OBJECTION TO VENUE OR INCONVENIENCE OF THE FORUM IN ANY SUCH COURT.

     8.11     WAIVER  OF  JURY  TRIAL.

     EACH SELLER AND THE BUYER HEREBY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY ACTION, PROCEEDING OR LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT OR THE OTHER TRANSACTION DOCUMENTS.

     8.12     SEVERABILITY.

     If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement will nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto will negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the fullest extent possible.

     8.13     LEGAL  REPRESENTATION.

     HUGHES & LUCE, L.L.P. HAS REPRESENTED ONLY THE COMPANY, AND NOT ON BEHALF OF ANY SELLER EITHER DIRECTLY OR INDIRECTLY, IN CONNECTION WITH THIS AGREEMENT AND THE OTHER TRANSACTION DOCUMENTS AND THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY, AND EACH SELLER HAS BEEN ADVISED TO SEEK SEPARATE COUNSEL.



                      [THE NEXT PAGE IS THE SIGNATURE PAGE]

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Securities Purchase Agreement as of the date first above written.

BUYER:

                                      LOWESTFARE.COM  INCORPORATED


                                      By:  _______________________________
                                           Name:
                                           Title:

                                     SELLERS:

                                     HILTON ELECTRONIC DISTRIBUTION SYSTEMS, LLC


                                     By:  _______________________________
                                          Name:
                                          Title:

                                     HT-HDS,  INC.


                                     By:  _______________________________
                                          Name:
                                          Title:

                                     MI  DISTRIBUTION,  LLC
                                     By: Marriott Hotel Services, Inc.,
                                     its  sole  member


                                     By:  _______________________________
                                          Name:
                                          Title:

               [Signature Pages to Securities Purchase Agreement]

                                     STARWOOD  RESVENTURE  LLC
                                     By:  The  Sheraton  Corporation,
                                     its  sole  member


                                     By:  _______________________________
                                          Name:
                                          Title:

                                     PEGASUS  BUSINESS  INTELLIGENCE,  LP
                                     By: Pegasus GP, LLC,
                                     its sole general partner
                                     By: Pegasus Solutions,  Inc.,
                                     its  sole  member


                                     By:  _______________________________
                                          Name:
                                          Title:

                                     COMPANY:

                                     TRAVELWEB  LLC


                                     By:  _______________________________
                                          Name:
                                          Title:

               [Signature Pages to Securities Purchase Agreement]

Exhibit 10.2

                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is entered into as of the 1st day of August, 2004, by and between Pegasus Solutions, Inc., a Delaware corporation (the "Company") and Andrew Stringer (the "Executive").

     WHEREAS, the Compensation Committee of the Board of Directors of the Company (the "Committee") has determined that it is essential and in the best interest of the Company and its stockholders to enter into this Agreement to retain the services of the Executive and to ensure his continued dedication and efforts; and

     WHEREAS, in order to induce the Executive to enter into and continue employment by the Company, the Company desires to provide the Executive with certain benefits during the term of his employment and, in the event his employment is terminated, to provide the Executive with the benefits and payments described herein.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

1.   EMPLOYMENT  TERM.

     The "Employment Term" shall commence on August 1, 2004 (the "Effective Date") and shall expire on the fourth anniversary of the Effective Date provided that such term will be automatically renewed and extended indefinitely after the fourth anniversary of the Effective Date until terminated as provided herein, in the event Executive remains in the employ of the Company after the fourth anniversary of the Effective Date.

2.     EMPLOYMENT.

     (a) Subject to the provisions of Section 8 hereof, it is mutually agreed that this employment is "at will" and the Company or Executive may terminate employment at any time for any or no reason. During the Employment Term, the Executive shall perform the duties, undertake the responsibilities as assigned by the Company and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacity. He shall also promote, by entertainment or otherwise, the business of the Company.

     (b) During the Employment Term, excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during usual business hours to the business and affairs of the Company to the extent necessary to discharge the responsibilities assigned to the Executive hereunder. The Executive may (1) serve on corporate, civil or charitable boards or committees, (2) manage personal investments and
(3) deliver lectures and teach at educational institutions, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities hereunder. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

3.     COMPENSATION.

     (a) Base Salary. The Company agrees to pay or cause to be paid to the Executive an annual base salary as mutually agreed, and as may be increased from time to time by mutual agreement (hereinafter referred to as the "Base Salary"). Such Base Salary shall be payable in accordance with the Company's customary practices applicable to its executives.

     (b) Annual Bonus. In addition to Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Term, an annual discretionary bonus (the "Annual Bonus") in accordance with the terms and conditions of the bonus plan approved by the Committee. Any actual payment or award under such Annual Bonus plan, and the size of any payment or award, will be in accordance with the terms of the plan. Each such Annual Bonus shall be paid no later than the end of the third (3rd) month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded.


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

5.     EXECUTIVE  BENEFITS.

     The Executive may, in the discretion of the Company, be entitled to participate in all executive benefit or incentive compensation plans maintained or established by the Company for the purpose of providing compensation and/or benefits to executives of the Company including, any stock option, deferred compensation, or other bonus or incentive compensation plans; provided, however, the grant of a stock option in any year is not guaranteed and will be dependent on an evaluation of the Executive's performance. No additional compensation provided under any of such plans shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder. Notwithstanding the foregoing, except as otherwise set forth herein, nothing herein shall obligate the Company to adopt such plans, practices or programs.

6.     OTHER  BENEFITS.

     (a) Fringe Benefits and Perquisites. The Executive shall be entitled to all fringe benefits and perquisites generally made available by the Company to its executives. Unless otherwise provided herein, the fringe benefits and perquisites provided to Executive shall be on substantially the same basis and terms as other similarly situated executives of the Company.

     (b) Expenses. The Executive shall be entitled to receive reimbursement of all expenses reasonably incurred by him in connection with the performance of his duties hereunder or for promoting, pursuing or otherwise furthering the business or interests of the Company in accordance with the accounting procedures and expense reimbursement policies of the Company as it shall adopt from time to time.

7.     VACATION  AND  SICK  LEAVE.

     During the Employment Term, at such reasonable times as the Committee shall in its discretion permit, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, provided that:

     (a) The Executive shall be entitled to annual vacation in accordance with the policies as periodically established by the Committee.

     (b) The Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies as in effect from time to time.

8.     TERMINATION.

     (a) Although Executive acknowledges and agrees that the employment relationship is "at will" and the Company or Executive may terminate employment at any time and for any or no reason, notwithstanding such agreement, the Company agrees that in the event Executive is terminated for Disability or death or in the event of a Change In Control (as each of such terms are hereinafter defined), the Company shall pay and provide the following benefits to Executive:

          (1) the Company shall pay the Executive all Accrued Compensation and a Pro Rata Bonus,

          (2) the Company shall continue to pay the Executive as severance pay and in lieu of any further compensation a monthly payment for a period of twelve (12) months following the Termination Date equal to the sum of (A) the Executive's monthly Base Salary in effect for the month immediately preceding the Termination Date and (B) one twelfth (1/12) of the Bonus. The "Bonus" is an amount equal to the maximum bonus amount the Executive would have been entitled to in the fiscal year of the Termination Date.

          (3) except in the event of termination resulting from Executive's death, during the twelve (12) month period immediately following the Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries medical, dental and hospitalization benefits provided (A) to the Executive immediately prior to the Notice of Termination or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 8(3) during the Continuation Period shall be no less favorable to the Executive and his dependents and beneficiaries, than the coverages and benefits in effect as of the Termination Date. The Company's obligation hereunder with respect to the foregoing benefits shall terminate in the event the Executive obtains any such benefits (regardless of level and scope of coverage) pursuant to a subsequent employer's benefit plans. This Section 8(3) shall not be interpreted as to limit any benefits to which the Executive, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment,

          (4) any outstanding stock options granted to Executive under any stock option plans shall become vested for an additional twelve
               (12)  months  after  the  Termination Date.

          (5) the Company shall reimburse to the Executive the costs of any outplacement services incurred by Executive, up to a maximum amount of Fifteen Thousand Dollars ($15,000.00).

     (b) The amounts provided for in Section 8(a) shall be paid within thirty
(30) days after the Executive's Termination Date.

     (c) The Executive hereby acknowledges that full payment and/or performance by the Company of its obligations as set forth in Section 8 hereof shall be in lieu of any other remedy or cause of action the Executive may have, either at law or in equity, as a result of the termination of the Executive's employment pursuant to such Section.

9.   DEFINITIONS.

     (a) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, no such purported termination of employment shall be effective without such Notice of Termination.

     (b) Accrued Compensation is the Base Salary, an amount equal to the Pro Rata Bonus, reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, vacation pay, and sick leave (collectively, "Accrued Compensation").

     (c) Pro Rata Bonus is an amount equal to the maximum bonus amount the Executive would have been entitled to in the fiscal year of the Termination Date multiplied by a fraction, the numerator of which is the number of days in such fiscal year through the Termination Date and the denominator of which is 365.

     (d) Termination Date, Etc. For purposes of this Agreement, "Termination Date" shall mean in the case of the Executive's death, his date of death, or in all other cases, the date specified in the Notice of Termination subject to the following:

          (1) If the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days, and


          (2) If the Executive's employment is terminated because of a Change In Control, the date specified in the Notice of Termination shall be not more than thirty (30) days from the date the Notice of Termination is given to the Company.

     (e) Change In Control. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

          (1) An acquisition of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 12(d) or 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) other than any parent, subsidiary or affiliate of the Company immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than fifty percent (50%) of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or
               (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary") or (ii) the Company or its Subsidiaries,

          (2) The individuals who, as of the date this Agreement is approved by the Board of Directors of the Company (the "Board"), are members of the Board (the "Incumbent Board") cease for any reason to constitute at least one half (1/2) of the members of the Board; provided, however, that if the election, or nomination for election of any new director was approved by a vote of the members of the Board as provided by the Company's Bylaws, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, or

          (3)  Approval  by  the  stockholders  of  the  Company  of:

               (i)  A  complete  liquidation  or  dissolution of the Company, or

               (ii) An  agreement  for  the  sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary or a parent in a Non-Control Acquisition).

     (f) Disability. For purposes of this Agreement, "Disability" means a physical or mental infirmity which impairs the Executive's ability to substantially perform his material duties under this Agreement which continues for a period of at least ninety (90) consecutive days. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for any period during the Employment Term and prior to the date of Termination resulting from the Executive being unable to work due to a physical or mental infirmity and as otherwise provided in this Agreement in connection with Disability. Notwithstanding anything contained in this Agreement to the contrary, until the Termination Date specified in a Notice of Termination (as each term is hereinafter defined) relating to the Executive's Disability, in the event the Executive is nolonger under a Disability, the Executive will be entitled to return to his position with the Company as set forth in this Agreement in which event no Disability of the Executive will be deemed to have occurred.

10.  SUCCESSORS  AND  ASSIGNS.

     (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place. The term "Company" as used herein shall include such successors and assigns. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

11.  FEES  AND  EXPENSES.

     The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as a result of the breach or default by the Company of the terms hereof.

12.  NOTICE.

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

13.  NON-EXCLUSIVITY  OF  RIGHTS.

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

14.  SETTLEMENT  OF  CLAIMS.

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

15.  MISCELLANEOUS.

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

16.  GOVERNING  LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas without giving effect to the conflict of law principles thereof. Subject to Section 19 of this Agreement, any action brought by any party to this Agreement shall be brought and maintained in a court of competent jurisdiction in Dallas County, Texas.

17.  SEVERABILITY.

     The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provisions hereof shall not affect the validity or enforceability of the other provisions hereof.

18.  ENTIRE  AGREEMENT.

     This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

19.  ARBITRATION.

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

PEGASUS  SOLUTIONS,  INC.                     EXECUTIVE:


By:  _____________________________            By:_____________________________
                                                 Andrew  Stringer
Print: _____________________________

Title: _____________________________

Exhibit 31.1
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, John F. Davis, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such elevation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: August 9, 2004

/s/ JOHN F. DAVIS, III
-----------------------------------------------
John F. Davis, III
President, Chief Executive Officer and Chairman

Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Susan K. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such elevation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: August 9, 2004

/s/ SUSAN K. COLE
----------------------------------------------------
Susan K. Cole
Executive Vice President and Chief Financial Officer

Exhibit 32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Pegasus  Solutions,  Inc. (the
"Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                         PEGASUS SOLUTIONS, INC.

August 9, 2004                                            /s/ JOHN F. DAVIS, III
                                                             John F. Davis, III,
                                           -------------------------------------
                                              President, Chief Executive Officer
                                                                    and Chairman


August 9, 2004                                                 /s/ SUSAN K. COLE
                                                                  Susan K. Cole,
                                           -------------------------------------
                                                        Executive Vice President
                                                     and Chief Financial Officer