Form 10-Q
period 2004-09-30
PEGASUS SOLUTIONS INC
filed 2004-10-29
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

                                   (Mark one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 27, 2004 was 21,748,615.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX



                                                                            Page
                                                                            ----

Part  I.  Financial  Information

      Item  1.  Financial  Statements  (Unaudited)                             3

          a)    Condensed Consolidated Balance Sheets as of
                September 30, 2004 and December 31, 2003                       3
          b)    Condensed Consolidated Statements of Operations
                and  Comprehensive Income (Loss) for the three
                and nine months ended September 30, 2004 and 2003              4
          c)    Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2004 and 2003          5
          d)    Notes to Condensed Consolidated Financial Statements           6

      Item  2.  Management's Discussion and Analysis of Financial
                Condition and Results  of  Operations                         10

      Item  4.  Controls  and  Procedures                                     17

Part  II.  Other  Information

      Item  1.  Legal  Proceedings                                            19

      Item  2.  Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity  Securities                        19

     Item  6.  Exhibits  and  Reports  on  Form  8-K                          20

Signatures                                                                    21

Part  I.  Financial  Information
Item  1.  Financial  Statements  (Unaudited)

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                           September 30,           December 31,
                                              2004                     2003
                                              ----                     ----

        ASSETS

Cash and cash equivalents                  $   28,814                $    58,983
Short-term investments                          7,033                      4,046
Accounts receivable, net                       29,108                     22,298
Other current assets                           12,126                     11,092
                                      ---------------          -----------------
  Total current assets                         77,081                     96,419

Goodwill, net of accumulated
 amortization of $40,225                      164,120                    164,120
Intangible assets, net                          6,328                      7,831
Property and equipment, net                    75,095                     75,474
Other noncurrent assets                        12,884                     22,716
                                      ---------------            ---------------
  Total assets                             $  335,508                 $  366,560
                                      ===============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and
 accrued liabilities                      $    28,323               $     24,672
Unearned income                                 7,130                      7,213
Other current liabilities                       5,693                      5,477
                                      ---------------          -----------------
  Total current liabilities                    41,146                     37,362

Noncurrent uncleared commission checks          5,267                      4,545
Other noncurrent liabilities                   21,032                     20,997
Convertible debt                               75,000                     75,000

Commitments  and  contingencies

Stockholders'  equity:
  Preferred  stock, $0.01 par value;
   2,000,000  shares authorized;
   zero shares issued and outstanding              -                          -
  Common stock, $0.01 par value;
   50,000,000  shares authorized;
   21,746,847  and  25,091,248 shares
   issued and outstanding, respectively           218                        251
  Additional paid-in capital                  249,499                    290,828
  Unearned compensation                         (437)                          -
  Accumulated other comprehensive loss          (838)                      (834)
  Accumulated deficit                        (55,379)                   (61,589)
                                      ---------------          -----------------
    Total stockholders' equity                193,063                    228,656
                                      ---------------            ---------------
    Total liabilities and
     stockholders' equity                 $   335,508                 $  366,560
                                      ===============-          ================

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    -------------------      -------------------
                                     2004          2003       2004          2003
                                     ----          ----       ----          ----

Revenues:
  Service revenues                 $  45,574    $  42,868    $133,279   $121,362
  Customer reimbursements              3,929        2,892      11,549      8,242
                                   ---------    ---------    --------   --------
    Total revenues                    49,503       45,760     144,828    129,604

Costs  of  services:
  Cost of services                    23,191       21,141      71,491     64,283
  Customer reimbursements              3,929        2,892      11,549      8,242
                                   ---------    ---------    --------   --------
    Total costs of services           27,120       24,033      83,040     72,525

Research and development                 758          949       3,289      3,545
General and administrative expenses    5,589        5,543      17,813     17,925
Marketing and promotion expenses       4,815        3,531      14,509     11,946
Depreciation and amortization          5,401        5,185      17,077     22,459
Restructure costs                          -           80          -       5,949
                                   ---------    ---------    --------    -------
Operating income (loss)                5,820        6,439       9,100    (4,745)

Other  income  (expense):
  Gain on sale                             -            -       1,961          -
  Interest income (expense), net       (498)        (254)     (1,523)        346
  Other                                  159          240       (134)        270
                                  ---------     ---------    --------   --------
Income (loss) before income taxes      5,481        6,425       9,404    (4,129)

Income tax benefit (expense)         (1,695)      (2,578)     (3,194)      1,682
                                   ---------    ---------    --------   --------
Net income (loss)                $     3,786   $    3,847    $  6,210  $ (2,447)
                                  ==========   ==========    ========  =========

Other  comprehensive income (loss):
  Change in unrealized gain on
   investments, net of tax                8           11         (4)          11
                                  ---------    ---------    --------    --------
Comprehensive income (loss)      $    3,794    $   3,858    $  6,206   $ (2,436)
                                 ==========    =========    ========   =========

Net  income  (loss)  per  share:
  Basic                               $0.17        $0.15       $0.27     $(0.10)
                                  =========    =========    ========   =========
  Diluted                             $0.17        $0.15       $0.26     $(0.10)
                                  =========    =========    ========   =========

Weighted  average  shares  outstanding:
  Basic                              22,131       24,986      23,355      24,803
                                  =========    =========    ========   =========
  Diluted                            22,498       25,711      23,680      24,803
                                  =========    =========    ========   =========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                          September 30,
                                                      2004               2003
                                                   ---------          ----------

Cash  flows  from  operating  activities:
  Net income (loss)                                $   6,210          $  (2,447)
  Adjustments to reconcile net income (loss)
  to net cash provided  by  operating  activities:
    Depreciation and amortization                     17,077              22,460
    Gain on sale                                     (1,961)                   -
    Other                                              3,201               1,344
    Changes  in  assets  and  liabilities:
      Accounts receivable                            (7,292)               2,264
      Other current and noncurrent assets            (1,028)             (3,908)
      Accounts payable and accrued liabilities         3,868             (5,247)
      Unearned income                                   (83)               1,432
      Other current and noncurrent liabilities         (362)               2,040
                                                     -------             -------
      Net cash provided by operating activities       19,630              17,938

Cash  flows  from  investing  activities:
  Proceeds from sale of Travelweb, LLC                 4,167                   -
  Proceeds from maturity of marketable securities      5,232               3,000
  Purchase of marketable securities                  (1,652)            (12,212)
  Purchase of property and equipment                (15,036)            (14,959)
  Proceed from sale of property and equipment              -                 110
  Collections of note receivable                         702               1,655
  Other                                                   40                   -
                                                     -------             -------
    Net cash used in investing activities            (6,547)            (22,406)

Cash  flows  from  financing  activities:
  Repurchase of common stock                        (48,004)                   -
  Proceeds from issuance of common stock               5,138               1,770
  Proceeds from convertible debt issuance                  -              75,000
  Debt issuance costs                                      -             (2,540)
  Other                                                (386)               (141)
                                                     -------             -------
    Net cash provided by (used in)
    financing activities                            (43,252)              74,089

Net increase (decrease) in cash and
cash equivalents                                    (30,169)              69,621

Cash and cash equivalents, beginning of period        58,983              19,893
                                                     -------             -------
Cash and cash equivalents, end of period            $ 28,814           $  89,514
                                                    ========           =========

Supplemental schedule of noncash investing activities:
  Landlord paid tenant improvements                 $    799           $     524
                                                    ========           =========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Overview  and  basis  of  presentation

Pegasus Solutions, Inc. is a global leader in providing technology and services to hotels and travel distributors. Pegasus was formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or the "Company"). All significant intercompany balances have been eliminated in consolidation. The Company operates under one reportable segment. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

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

Stock-based  employee  compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for stock option awards because the exercise prices of employee stock options equal or exceed the market price of the underlying stock on the dates of grant. The Company also maintains an employee stock purchase plan, for which no compensation expense is recognized pursuant to APB 25. The Company maintains a stock incentive plan, under which compensation expense was recorded for $30,000 and zero for the third quarter 2004 and 2003, respectively, and $40,000 and $571,000 for the nine months ended September 30, 2004 and 2003, respectively.

The  following  table  represents the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER  30,           SEPTEMBER  30,
                                      2004          2003      2004          2003
                                      ----          ----      ----          ----

Net income (loss), as reported       $ 3,786    $ 3,847     $ 6,210    $ (2,447)
Add:  Stock-based  employee
  compensation expense included
  in reported income (loss), net
  of related tax effects                  18          -          24          347
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based methods for all awards,
  net of related tax effects         (1,034)    (1,482)     (3,188)      (4,573)
                                    --------    -------     -------     --------
Pro forma net income (loss)          $ 2,770    $ 2,365     $ 3,046     $(6,673)
                                    ========    =======     =======-    ========

Net income (loss) per share,
as reported:
  Basic                                $0.17      $0.15       $0.27      $(0.10)
                                    ========    =======     =======-    ========
  Diluted                              $0.17      $0.15       $0.26      $(0.10)
                                    ========    =======     ========    ========

Net income (loss) per share,
pro forma:
  Basic                                $0.13      $0.09       $0.13      $(0.27)
                                    ========    =======     ========    ========
  Diluted                              $0.12      $0.09       $0.13   $   (0.27)
                                    ========    =======     ========    ========

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock incentive awards. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans is amortized over the vesting period.

On May 25, 2004, the Compensation Committee of the Board of Directors granted 41,875 shares of restricted stock to certain executives. The restricted stock will vest in full on May 25, 2008. Based on the market value of the Company's common stock, the restricted stock grant was valued at approximately $477,000, and compensation expense will be recognized ratably over the four-year period.

2.       INTANGIBLE  ASSETS

Pegasus has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets at September 30, 2004 and December 31, 2003 (in thousands):

                             SEPTEMBER 30, 2004             DECEMBER 31, 2003
                         =========================     =========================
                         CARRYING      ACCUMULATED     CARRYING      ACCUMULATED
                           VALUE      AMORTIZATION      VALUE      AMORTIZATION
                          -------    -------------      -------    -------------
Customer relationships    $56,996      $(52,926)        $56,996      $(52,431)
Non-compete agreements      6,120        (3,881)          6,120        (2,878)
Other                          48           (29)             48           (24)
                          -------    -------------      -------    -------------
Total                     $63,164      $(56,836)        $63,164      $(55,333)
                        ==========   ==============    =========     ==========

Amortization expense for those intangible assets was $501,000 and $192,000 for the three months ended September 30, 2004 and 2003, respectively, and was $1.5 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively.

3.     STOCKHOLDERS'  EQUITY

On November 5, 2003, the Board of Directors renewed its authorization for the repurchase of up to 2.5 million shares of Pegasus' common stock. On May 25, 2004, the Board of Directors authorized the repurchase of an additional 1.5 million shares of Pegasus' common stock. As of September 30, 2004, the Company had repurchased all 2.5 million shares under the 10b5-1 stock repurchase plan authorized November 5, 2003 for an aggregate purchase price of $29.0 million and all 1.5 million shares under the 10b5-1 stock repurchase plan authorized May 25, 2004 for an aggregate purchase price of $19.0 million. Shares repurchased under Board approved plans are immediately cancelled.

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

5.     NET  INCOME  (LOSS)  PER  SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. For calculations of diluted net income per share for the third quarter and nine months ended September 30, 2004, weighted average shares outstanding are increased by approximately 367,000 and 325,000 shares, respectively, reflecting the dilutive effect of stock options and unvested restricted stock. Additionally, 1.8 million and 2.4 million shares issuable upon the exercise of stock options were excluded from the weighted average share calculation for the third quarter and nine months ended September 30, 2004, respectively, as their effect would be anti-dilutive. For the diluted net income per share calculation for the third quarter 2003, weighted average shares outstanding are increased by 725,000 shares, reflecting the dilutive effect of the stock options and unvested restricted stock. The effect of 1.1 million and 1.9 million shares issuable upon the exercise of stock options were excluded from the weighted average share calculation for diluted net income
(loss) per share for the third quarter and nine months ended September 30, 2003, as their effect would be anti-dilutive. No dilution for convertible debt was included in the nine months ended September 30, 2003 and the 2004 calculations, as those securities are contingently convertible.

6.     EMPLOYEE  DEFINED  BENEFIT  PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan ("SERP"). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the first quarter 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The Company has made cash contributions of approximately $235,000 to a trust associated with the SERP during the nine months ended September 30, 2004. No further contributions are expected to be made during 2004.

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit
Plan provides supplemental retirement benefits to its members, based on final average compensation. As a result of the Company's 2003 strategic integration plan, in the second quarter 2003 there was a significant decrease in the number of participants in the Utell Defined Benefit Plan and the Company recognized a curtailment gain of $508,000 and a settlement loss of $261,000 under SFAS 88. The Company expects to make cash contributions of approximately $217,000 to the Utell Defined Benefit Plan during 2004. For the nine months ended September 30, 2004, cash contributions of $163,000 have been made.

The following table provides the components of net periodic benefit costs for the third quarter and nine months ended September 30, 2004 and 2003 (in thousands):

                                SERP               Utell Defined Benefit Plan
                   ----------------------------- -------------------------------
                   Three months    Nine months   Three months       Nine months
                      ended           ended          ended            ended
                   September 30,   September 30,   September 30,   September 30,
                   -------------   -------------  -------------    -------------
                    2004   2003    2004   2003     2004   2003      2004   2003
                    -----------    ------------    ------------    -------------
Service cost        $ 50   $ 45   $ 151  $ 135     $ 72   $ 119    $ 216   $ 357
Interest cost         58     56     175    168      134     146      402     438
Expected return
 on plan assets        -      -       -      -    (172)   (133)    (514)   (399)
Amortization of
 prior service cost (11)   (12)    (33)   (36)        -       -        -       -
Recognized net
 actuarial loss       30     29      91     87        -     122        -     366
Curtailment gain       -      -   (162)      -        -       -        -   (508)
Settlement loss        -      -       -      -        -       -        -     261
                    -----------   ------------     ------------    -------------
Net periodic
 benefit cost      $ 127  $ 118   $ 222  $ 354    $  34   $ 254    $ 104   $ 515
                   ============   ============    =============    =============

7.     CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.     RECENTLY ISSUED ACCOUNTING STANDARDS

During the September 2004 meeting of the Emerging Issues Task Force ("EITF"), a Consensus was reached on EITF Issue 04-8. The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF 04-8 requires companies to include certain convertible debt and equity instruments previously excluded into their calculations of diluted earnings per share. EITF 04-8 will be effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time the applicable convertible instruments were outstanding. Our contingently convertible debt issued in 2003 may be included in the Company's diluted net income per share calculations in the future, however we do not believe that the application of EITF 04-8 will impact the calculation of net income per share for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to terrorist acts or war, global health epidemics, variation in demand for and acceptance of the company's products and services, the level of product and price competition from existing and new competitors, delays in developing, marketing, and deploying new products and services, as well as other risks identified in the Company's Securities and Exchange filings, including those appearing under the caption Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, Pegasus' customers include a majority of the world's travel agencies and more than 50,000 hotel properties around the globe. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The company's representation services are used by nearly 8,000 member hotels in approximately 140 countries, making Pegasus the hotel industry's largest third-party marketing and reservations provider. Pegasus has 17 offices in 12 countries, with corporate headquarters in Dallas and regional hubs in London, Scottsdale and Singapore.

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

RECENT  DEVELOPMENTS

Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base, and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Earlier this year, Pegasus introduced PegsTour , a new service which will automate hotel bookings by wholesale travel companies and tour operators. PegsTour is not expected to yield significant revenues this year. However, the product has generated strong interest in the marketplace and is expected to contribute to distribution services revenues in 2005.

FLUCTUATION  OF  FOREIGN  CURRENCIES

Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the euro and the British pound relative to the U.S. Dollar result in Pegasus earning more or less revenue and incurring higher or lower expenses than it otherwise might have earned or spent if currency rates had remained stable.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003

Overall, the third quarter 2004 results reflect the addition of Unirez by Pegasus operations and, in general, increased reservation volumes and average daily hotel room rates over the third quarter 2003. However, reservation volumes did not grow at the same rate as we experienced in the first half of the year. We believe that the war in Iraq had a greater impact on our results for the first half of 2003 than it did in the second half of the year. For our distribution service line, an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites continued to have a negative impact on Internet transaction volumes and revenues. In addition, reduced pricing on new contracts and renewals prevented us from realizing the full benefit of the improved economy.

Operating expenses increased 11 percent in the third quarter 2004 over the third quarter 2003, as expected. The increase primarily related to the following:

-     The  addition  of  Unirez  by  Pegasus  operations;
- An increase in the number of and rates for incentive-based payments to third parties;
- An increase in sales and marketing efforts with a focus on increasing revenues; and
- An increase in audit fees and other related internal and external costs associated with the Sarbanes-Oxley Act of 2002.

Revenues. The table and discussion below address revenues by service line for the three months ended September 30, 2004 and 2003 (dollars in thousands).

                                  Three Months Ended
                                    September  30,          Variance
                              ----------------------    -----------------
                                  2004         2003         $        %
                              ---------    ---------    --------   ------

Representation services       $  18,652    $  14,716    $  3,936     27%
Reservation  services             9,303       10,035       (732)    (7%)
Financial services                9,358        8,159       1,199     15%
Distribution services             7,157        8,330     (1,173)   (14%)
Property services                 1,104        1,628       (524)   (32%)
                              ---------    ---------    --------  ------
 Service revenues                45,574       42,868       2,706      6%
 Customer reimbursements          3,929        2,892       1,037     36%
                              ---------    ---------    --------  ------
   Total  revenues            $  49,503    $  45,760    $  3,743      8%
                              =========-   =========    ========   =====

Representation services revenues increased primarily due to our new Unirez by Pegasus representation service, which contributed $4.1 million in revenue. Offsetting this increase was a $190,000 decrease in the Company's full service offering, Utell by Pegasus. Reservation revenues for full service representation services were up 5 percent, driven by a 2 percent increase in number of reservations and an increase in average daily room rate (ADR). This was partially offset by a 5 percent decrease in the average commission earned percentage and a 6 percent decrease in the number of properties. However, non-reservation revenues decreased 11 percent, offsetting the growth in reservation revenues.

Reservation services revenues decreased despite a slight increase in net transactions processed. The decrease in revenues was primarily due to reduced pricing on contract renewals, as expected. We expect this trend to continue to impact year-over-year comparisons for the remainder of the year.

Financial services revenues increased primarily due to a 10 percent increase in gross commissions processed, resulting from improved ADR. The trend of processing more foreign currency payments, which earn additional revenues, also contributed to the increase.

Distribution services revenues decreased primarily due to a 9 percent decrease in Internet transactions. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites; these transactions do not utilize Pegasus' Internet distribution service. In addition, the loss of Unirez as a distribution customer and reduced pricing resulting from an amended agreement with Priceline.com in connection with the purchase of Travelweb LLC negatively affected year-over-year comparisons, as expected. Global Distribution Services
(GDS) transactions increased 6 percent, partially offsetting lower Internet volumes.

Property services revenues decreased primarily due to a reduction in revenues from our Web-based property management system, PegasusCentral. One of the Company's top priorities in 2004 has been the redeployment of PegasusCentral. We have completed two upgrades to PegasusCentral and are in the process of redeploying the second upgraded version to the Holiday Inns using the product. We expect to deliver another upgraded version in the fourth quarter of 2004 and a version is to be more widely commercially available in the first half of 2005. Additional decreases in property services revenue related to the transition of one customer away from our Guestview property management system.

Customer reimbursements increased due to the operations of our new Unirez by Pegasus representation service and an overall increase in our customers' GDS costs because of an increase in GDS transactions.

Operating Expenses. The table and discussion below address operating expenses for the three months ended September 30, 2004 and 2003 (dollars in thousands).

                                  Three Months Ended
                                    September 30,           Variance
                              ----------------------    -----------------
                                  2004         2003         $        %
                              ---------    ---------    --------   ------

Cost of services              $  23,191    $  21,141    $  2,050      10%
Customer reimbursements           3,929        2,892       1,037      36%
                              ---------    ---------    --------   ------
  Total costs of services        27,120       24,033       3,087      13%

Research and development            758          949       (191)    (20%)
General and administrative
 expenses                         5,589        5,543          46       1%
Marketing and promotion
 expenses                         4,815        3,531       1,284      36%
Depreciation and
amortization                      5,401        5,185         216       4%
Restructure  costs                    -           80        (80)   (100%)
                              ---------    ---------    --------   ------
   Total operating expenses   $  43,683    $  39,321    $  4,362      11%
                              =========    =========    ========   ======

Cost of services, excluding customer reimbursements, increased primarily due to $1.1 million of added expenses for our Unirez by Pegasus representation service; a $562,000 increase in incentive-based payments to third parties because of new contracts and higher rates; and increased consulting costs for information technology (IT) initiatives. Cost of services as a percentage of service revenues was 51 percent and 49 percent for the third quarter 2004 and 2003, respectively.

Pegasus makes incentive-based payments to some demand generators, including third-party Web sites, because they provide the Company with access to higher transaction volumes for its services than Pegasus could get otherwise. Pegasus also makes incentive-based payments to some suppliers because they generate high commission volumes for its financial services. These incentive-based payments are generally either based on transaction volumes that are expensed as incurred or consist of lump sum payments that are set up as an asset and expensed over the contract term.

Research and development expenses were down year over year, primarily due to cost savings realized from the 2003 restructuring, offset by the added expenses of our Unirez by Pegasus representation service. Research and development expenses as a percentage of service revenues were 2 percent for the third quarter 2004 and 2003.

General and administrative expenses were flat as increased payroll costs and audit and other fees related to the internal controls requirements of the Sarbanes-Oxley Act were offset by decreased benefit plan costs because of a decrease in benefit plan participants. General and administrative expenses as a percentage of service revenues were 12 percent and 13 percent for the third quarter 2004 and 2003, respectively.

Marketing and promotion expenses increased primarily due to additional personnel costs arising from a greater focus on marketing and promotion activities including additional expenses related to Unirez by Pegasus and the cost of a new sales incentive compensation program that was launched in January 2004. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 8 percent for the third quarter 2004 and 2003, respectively.

Depreciation and amortization expenses increased primarily due to $583,000 of depreciation and amortization expense in the third quarter 2004 related to assets from the Unirez, Inc. acquisition, including intangible assets.

Interest income (expense), net. Net interest expense increased for the third quarter 2004 as a result of a $177,000 reduction in interest income as the Company's funds available for investment decreased in conjunction with the stock repurchase plan cash outlays of $48.0 million in 2004. Interest expense for the third quarter 2004 and 2003 is primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering.

Income tax benefit (expense). Pegasus recorded income tax expense of $1.7 million and $2.6 million for the third quarter 2004 and 2003, respectively, reflecting year-to-date effective rates of 31 percent and 40 percent, respectively. The effective rate for 2004 differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, partially offset by nondeductible expenses.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003

Overall, the year-to-date results reflect the addition of Unirez by Pegasus operations and, in general, increased reservation volumes and average daily hotel room rates over the nine months ended September 30, 2003. Year-over-year comparisons were favorable in large part due to the war in Iraq, particularly for the first half of 2003. For our distribution service line, an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites continued to have a negative impact on Internet transaction volumes and revenues. In addition, reduced pricing on new contracts and renewals prevented us from realizing the full benefit of the improved economy.

Operating expenses increased 1 percent for the nine months ended September 30, 2004 over the nine months ended September 30, 2003, as expected. The increase primarily related to the following:

-     The  addition  of  Unirez  by  Pegasus  operations;
- An increase in the number of and rates for incentive-based payments to third parties, as well as an increase in transaction volume;
- An increase in sales and marketing efforts with a focus on increasing revenues; and
- An increase in audit fees and other internal and external costs associated with the internal controls requirements of the Sarbanes-Oxley Act of 2002.

These increases in expenses were partially offset by the absence of restructure costs in the current year.

Revenues. The table and discussion below address revenues by service line for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

                                        Nine Months Ended
                                          September 30,           Variance
                                     ----------------------    -----------------
                                        2004         2003         $         %
                                     ---------    ---------    --------   ------

Representation services              $  54,397    $  42,067    $  12,330     29%
Reservation services                    27,794       29,537      (1,743)    (6%)
Financial services                      25,704       22,757        2,947     13%
Distribution services                   21,524       22,192        (668)    (3%)
Property services                        3,860        4,809        (949)   (20%)
                                     ---------    ---------    ---------  ------
  Service revenues                     133,279      121,362       11,917     10%
  Customer reimbursements               11,549        8,242        3,307     40%
                                     ---------    ---------    ---------  ------
    Total  revenues                   $144,828     $129,604    $  15,224     12%
                                     =========-    ========    =========   =====

Representation services revenues increased primarily due to our new Unirez by Pegasus representation service, which contributed $11.4 million in revenue. In addition, a 2 percent increase in reservations and improved ADR for our full-service offering, Utell by Pegasus, combined with a strong euro and British pound, also contributed to the increase in representation service revenues. We expect the year-over-year impact of the strong euro and British pound to be less of a factor on revenues during the remainder of 2004. Partially offsetting this increase was a decrease in Utell by Pegasus membership fees due to a 6 percent decrease in the number of hotels represented, and a decrease in the average commission percentage earned, due to lower pricing on new contracts and contract renewals, as expected, due to increased competition from lower-cost competitors. We expect this trend to continue for at least the remainder of the year.

Reservation services revenues decreased primarily due to reduced pricing on contract renewals, even though net transactions increased 7 percent. We expect this trend to continue to impact year-over-year comparisons for the remainder of the year.

Financial services revenues increased primarily due to a 9 percent increase in gross commissions processed, resulting from both higher ADR and an increased volume. The trend of processing more foreign currency payments, which earn additional fees, also contributed to the increase.

Distribution services revenues decreased slightly despite increased GDS and Internet transactions. This decrease was primarily due to the loss of Unirez as a distribution services customer, which provided $1.2 million of revenue in the nine months ended September 30, 2003, reduced pricing resulting from Priceline.com's purchase of Travelweb LLC, and a decrease in revenue per transaction. During 2004, we have been impacted by the effects of increased bookings on hotel companies' proprietary Web sites; such transactions do not utilize Pegasus' Internet distribution services. We expect this trend to continue.

Property services revenues decreased primarily due to a reduction in revenues from our Web-based property management system, PegasusCentral and the transition of one customer away from our Guestview property management system.

Customer reimbursements increased primarily due to operations of our new Unirez by Pegasus representation service and an overall increase in our customers' GDS costs because of an increase in GDS transactions.

Operating Expenses. The table and discussion below address operating expenses for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

                                        Nine Months Ended
                                          September 30,           Variance
                                     ----------------------    -----------------
                                        2004         2003         $         %
                                     ---------    ---------    --------   ------

Cost  of  services                   $  71,491    $  64,283    $  7,208      11%
Customer  reimbursements                11,549        8,242       3,307      40%
                                     ---------    ---------    --------   ------
  Total  costs  of  services            83,040       72,525      10,515      14%

Research  and development                3,289        3,545       (256)     (7%)
General  and  administrative expenses   17,813       17,925       (112)     (1%)
Marketing  and  promotion  expenses     14,509       11,946       2,563      21%
Depreciation  and  amortization         17,077       22,459     (5,382)    (24%)
Restructure  costs                         -          5,949     (5,949)   (100%)
                                     ---------    ---------    --------   ------
   Total  operating  expenses       $  135,728   $  134,349   $   1,379       1%
                                    ==========   ==========   =========   ======

Cost of services, excluding customer reimbursements, increased primarily due to $3.1 million of added expenses for our Unirez by Pegasus representation service; $1.9 million of severance and related costs incurred in the first quarter of 2004 related to a strategic change in the Company's IT organization; a $1.4 million increase in incentive-based payments to third parties because of new contracts and increases in transaction volumes and rates; and increased consulting costs for IT initiatives. Cost of services as a percentage of service revenues was 54 percent and 53 percent for the nine months ended September 30, 2004 and 2003, respectively.

Research and development expenses decreased primarily due to cost savings realized from the 2003 restructuring, slightly offset by the added expenses of our Unirez by Pegasus representation service. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent for the nine months ended September 30, 2004 and 2003, respectively.

General and administrative expenses decreased slightly primarily due to a decrease in payroll related expenses and benefit plan costs because of a decrease in headcount during 2004. These decreases were partially offset by $465,000 of severance and related costs incurred in the first quarter 2004 related to a strategic change in the Company's IT organization, the added expenses of Unirez by Pegasus and increased audit and other fees related to the internal controls requirements of the Sarbanes-Oxley Act. General and administrative expenses as a percentage of service revenues were 13 percent and 15 percent for the nine months ended September 30, 2004 and 2003, respectively.

Marketing and promotion expenses increased primarily due to additional personnel costs arising from the additional expenses related to Unirez by Pegasus, a greater focus on marketing and promotion activities, and the cost of a new sales incentive compensation program that was launched in January 2004. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 10 percent for the nine months ended September 30, 2004 and 2003, respectively.

Depreciation and amortization expenses decreased primarily due to the March 2003 completion of amortization of certain intangible assets related to the REZ, Inc. acquisition, partially offset by amortization expense in the nine months ended September 30, 2004 related to intangible assets from the Unirez acquisition.

During the nine months ended September 30, 2003, Pegasus incurred $5.9 million of restructuring charges related to the reorganization of its operations from a business unit structure into distinct functional areas.

Gain on sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest income (expense), net. Net interest expense of $1.5 million for the nine months ended September 30, 2004 was the result of interest expense of $2.3 million, primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering. These costs were offset by interest income of $780,000 on the Company's investments as the Company's funds available for investment decreased in conjunction with the stock repurchase plan cash outlays of $48.0 million in 2004. In the nine months ended September 30, 2003, interest income on the Company's investments was the primary component of net interest income of $346,000.

Income tax benefit (expense). Pegasus recorded income tax expense of $3.2 million and income tax benefit of $1.7 million for the nine months ended
September 30, 2004 and 2003, respectively, reflecting effective rates of 34 percent and 41 percent, respectively. The effective rate in the nine months ended September 30, 2004 differed from the statutory rate of 35 percent, primarily due to the benefit of lower foreign tax rates, partially offset by nondeductible expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Pegasus' principal sources of capital at September 30, 2004 included cash and cash equivalents of $28.8 million, short-term marketable securities of $7.0 million and long-term marketable securities of $1.0 million. Pegasus has two existing irrevocable standby letter of credit agreements with JPMorgan Chase Bank collateralizing the leases for the Dallas and Scottsdale offices. On March 1, 2004, as a result of the annual decrease to one of the letters of credit, the total amount available under these letters of credit was reduced by $450,000 to $1.7 million.

Pegasus had working capital of $35.9 million at September 30, 2004, compared to working capital of $59.1 million at December 31, 2003. This decrease in working capital from December 31, 2003 to September 30, 2004 was primarily due to repurchases of Pegasus' common stock for an aggregate purchase price of $48.0 million, partially offset by proceeds from the Company's issuance of Common Stock from stock option plans, sale of its ownership in Travelweb, LLC, and an increase in cash flows from operations and other factors discussed below.

Net cash provided by operating activities increased to $19.6 million for the nine months ended September 30, 2004, from $17.9 million for the nine months ended September 30, 2003, primarily due to the results of operations offset by the net change in working capital accounts.

Net cash used in investing activities decreased to $6.5 million for the nine months ended September 30, 2004, from $22.4 million for the nine months ended September 30, 2003. This decrease in cash used was primarily the result of $4.2 million of proceeds from the Company's sale of its ownership in Travelweb, LLC, and a $12.8 million positive impact from the change in net cash flow related to our investments in marketable securities. The changes in the maturities and balances of the Company's investments in marketable securities caused short-term investments to increase by $3.0 million and other non current assets to decrease by $6.2 million, as compared to December 31, 2003.

Net cash used in financing activities was $43.3 million for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $74.1 million for the nine months ended September 30, 2003, which included $72.5 million of net proceeds from the July 2003 convertible debt issuance. During 2004, Pegasus received $5.1 million from the issuance of common stock associated with stock options and the employee stock purchase plan and repurchased 4.0 million shares of common stock for an aggregate purchase price of $48.0 million. These shares were all repurchased under Board-approved corporate 10b5-1 stock repurchase plans, which were completed as of September 30, 2004.

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

Certain accounting policies require higher degrees of judgment than others in their application. Pegasus considers the following to be critical accounting policies due to the estimation processes involved in each. For a detailed discussion of Pegasus' accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of the Company's annual report on Form 10-K for the year ended December 31, 2003.

Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with our Audit Committee.

Impairment  of  assets

     As of September 30, 2004, Pegasus has goodwill totaling approximately $164.1 million related to its acquisitions of REZ in 2000, Global Enterprise Technology Solutions, LLC, or GETS, in 2001 and Unirez in 2003. Under the guidance of FAS 142, goodwill is periodically analyzed for impairment. These practices require significant estimates and judgments by management, involving the carrying value and the estimated fair value of the Company. The estimate of fair value requires significant judgment in estimating future cash flows from operations for the various services provided by Pegasus. While the most-recent periodic impairment analysis conducted in the quarter ended September 30, 2004, indicated that no impairment of goodwill exists, variances in actual growth rates, operating margins or other assumptions may impact future impairment analyses and affect the carrying values of goodwill.

As of September 30, 2004, Pegasus has unamortized capitalized software costs totaling $52.6 million, which we review periodically for impairment. This impairment analysis requires the comparison of unamortized carrying values to estimated net realizable values. The estimated net realizable value is based on significant judgments such as estimated future cash flows from the related services, or expected benefits of the software and is based on available information and experience. While the most-recent periodic impairment analyses conducted in the quarter ended September 30, 2004, indicated that no impairment of capitalized software costs exists, changes in strategy, market conditions or other assumptions may significantly impact these judgments and affect the carrying values of capitalized software costs.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                              Issuer Purchases of Equity Securities (1)
                              -------------------------------------
                                                Total number    Maximum number
                                                 of shares      of shares that
                                                purchased as      may yet be
                    Total number    Average   part of publicly     purchased
                      of shares    price paid  announced plans   under the plans
Period                purchased    per share   or programs         or programs
------                ---------   ----------   ------------       ------------

July 1, 2004 through
July 31, 2004           564,398      $12.79        564,398           613,128

August 1, 2004 through
August 31, 2004         542,714       12.59        542,714            70,414

September 1, 2004 through
September 30, 2004       70,414       12.81         70,414                 0
                         ------      ------       --------           -------
Total (2) (3)         1,177,526      $12.70      1,177,526                 0
                      =========      ======      =========           =======

(1) During the quarter ended September 30, 2004, the Company repurchased approximately 1.2 million shares authorized under a 10b5-1 stock repurchase plan authorized on May 25, 2004 for an aggregate purchase price of $15.0 million. Repurchases have and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2)  All  shares  were purchased pursuant to the publicly announced programs.

(3) As of September 30, 2004, the Company had repurchased all 1.5 million shares under the 10b5-1 stock repurchase plan authorized May 25, 2004 for an aggregate purchase price of $19.0 million. Shares repurchased under Board approved plans are immediately cancelled.

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

    On October 26, 2004 Pegasus Solutions, Inc. filed a report on Form 8-K which furnished information under Item 2.02 - Results of Operations and Financial Condition for its press release announcing its financial results for the Third quarter and year-to-date ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.


October 29, 2004                                          /s/ JOHN F. DAVIS, III
                                            ------------------------------------
                                                             John F. Davis, III,
                                              President, Chief Executive Officer
                                                                    and Chairman
                                                   (Principal Executive Officer)


October 29, 2004                                               /s/ SUSAN K. COLE
                                            ------------------------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------

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

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

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

Date: October 29, 2004
/s/ JOHN F. DAVIS, III
-----------------------------------------------
John F. Davis, III
President, Chief Executive Officer and Chairman

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

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

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

Date: October 29, 2004
/s/ SUSAN K. COLE
----------------------------------------------------
Susan K. Cole
Executive Vice President and Chief Financial Officer

Exhibit 32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                  CHIEF FINANCIAL OFFICER PURSUANT TO
                  18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pegasus Solutions, Inc.
(the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


October 29, 2004                                          /s/ JOHN F. DAVIS, III
                                              ----------------------------------
                                                             John F. Davis, III,
                                              President, Chief Executive Officer
                                                                    and Chairman


October 29, 2004                                               /s/ SUSAN K. COLE
                                              ----------------------------------
                                                                  Susan K. Cole,
                                                        Executive Vice President
                                                     and Chief Financial Officer