Form 10-K
period 2004-12-31
PEGASUS SOLUTIONS INC
filed 2005-03-10
CIK 1040261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

(214)234-4000

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

      The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2004, based on the closing price of the registrant’s common stock on such date as reported on the NASDAQ national market, was $185,554,381.

      The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2005 was 20,709,345.

      Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be held on May 10, 2005 are incorporated by reference into Part III of this Form 10-K.

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

Overview

      Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, our customers include a majority of the world’s travel agencies and more than 60,000 hotel properties around the globe. Our services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. Our representation services, including Utell by Pegasus™ and Unirez by Pegasus™, are used by nearly 8,000 member hotels in approximately 140 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. We have 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

      After several difficult years for the hotel industry, the year ended December 31, 2004 showed gradual but steady recovery in both reservation volumes and average daily room rates (ADR). Pegasus benefited from both the improved economic and industry environments as well as the December 2003 strategic acquisition of Unirez, Inc. Strength in foreign currencies, particularly the euro and the British pound, also favorably impacted Pegasus. Offsetting these benefits, increased competition resulted in reduced pricing on contract renewals and new business. In addition, an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites negatively impacted our distribution services revenues.

      Due to the improved operating environment, we increased discretionary spending in 2004 with a focus on customer satisfaction, sales, marketing, product development and employee retention activities intended to promote long-term growth. We also incurred additional expenses related to compliance with the Sarbanes-Oxley Act of 2002.

      Organizationally, we made leadership changes in key functions during 2004, particularly our information technology and product management groups. We also established or enhanced processes throughout the company with the goal of expediting the time to market on new products and improving customer satisfaction. During this transition period, we still met our earnings goals and made significant progress on product development priorities established at the beginning of the year.

Strategy

      Our vision is to be the world leader in providing comprehensive and innovative solutions designed to transform critical business processes for hotels and travel distributors. Key elements of our strategy include the following:

•	Provide Outstanding Customer Service. In 2004, we embarked on a company-wide campaign to embrace customer satisfaction as part of our corporate culture. To emphasize the importance of customer satisfaction, a portion of our employees’ compensation is tied to customer satisfaction benchmarks. While the results of our second customer satisfaction survey, completed in late 2004, showed notable progress, we will continually strive to provide outstanding customer service.

•	Develop Leading Technologies and Expedite the Time to Market for New Products. We strive to develop new technologies, services and solutions to meet the changing needs of our current and prospective customers. During 2004, we created a product marketing organization to research customer needs, market trends and competitive offerings to sharpen our focus on new product strategies. We also realigned our information technology group and implemented new software development processes with a focus on expediting the time to market of new products and reducing development costs.

•	Pursue Complete, Integrated Technology Solutions. We plan to bring together all of the technology needs of our customers instead of just a specific application. This includes providing services ranging from Web site integration to complete information technology outsourcing.

•	Capitalize on Our Extensive and Diverse Portfolio of Independent Hotels and Small Hotel Groups. We believe consumers’ demand for a unique hotel experience, combined with lower cost distribution channels such as the Internet, will increase the presence of independent hotels and small hotel groups internationally and in the United States. With nearly 8,000 hotels using our representation services, we have an opportunity to grow revenues by cross-selling our other services and by launching consumer channels to market our member hotels directly to consumers.

•	Pursue Emerging Hospitality Markets. We believe emerging markets such as Asia — in particular, China — and Latin America present a significant opportunity for revenue growth. We plan to utilize business partners, including sales agent partners, to expedite penetration in emerging markets in a cost effective manner.

•	Build Strategic Alliances and Partnerships. We seek to build strategic alliances and partnerships, particularly related to sales distribution and product packaging. We believe that these relationships will broaden the brand recognition and market presence of our services and help to expand our customer base. We may also seek to acquire assets, technology and businesses that provide complementary services to our existing customers or access to other new travel-related markets and customers.

Services

      Through our comprehensive and integrated service offerings we can provide one or more of the following services to hotels and travel distributors worldwide:

      Reservation Services. Our award winning Central Reservation Services (CRS) utilize our RezView® application at its core. Hotel chains and hotel representation companies use a CRS to store information about all of their properties in a central database and then use that information to make and modify reservations and to generate various operational, management and marketing reports.

      Offered under the application service provider (ASP) model, our CRS service is a cost effective option for those hotel chains and hotel representation companies that neither have, nor want, the overhead associated with developing, implementing and maintaining the systems infrastructure inherent to CRS ownership.

      We provide CRS services on an ASP basis to approximately 8,000 hotel properties, representing approximately 1.3 million hotel rooms worldwide (including properties in our Utell by Pegasus representation portfolio). During 2004, we processed approximately 13.9 million hotel bookings through our CRS.

      Distribution Services. Distribution services provides the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four global distribution systems (GDSs) used by travel agencies worldwide, a growing number of tour operators, wholesalers, and a wide variety of Powered by Pegasus® Internet sites. During 2004, distribution services processed approximately 27.6 million transactions. Distribution services include:

•	GDS distribution — GDS distribution is offered to hotel customers. Our GDS distribution service offering automates hotel reservations through traditional GDS channels. The offering consists of connectivity to the four major GDSs (Sabre, Galileo, Amadeus and Worldspan) for reservation-related transactions, support of GDS maintenance activities, such as availability status and rate update functions, and standard reporting on transactional activity.

•	Third-party Internet sites — We provide travel-related Internet sites access to our hotel information database containing content and images on more than 60,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, Orbitz.com, and our own HotelBook.com and Utell.com.

•	Hotel Internet sites — A component of the online distribution environment, NetBooker® is a Pegasus developed and hosted online Internet booking engine available to hoteliers and travel portal companies who want a private label Internet site with integrated, seamless availability and booking engine but without the responsibilities and overhead of internal design, development and hosting. Hotel Internet sites that are “Powered by Pegasus” offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

•	PegsTour™ — In 2004, we introduced PegsTour, a new service which automates hotel bookings by wholesale travel companies and tour operators. This product has generated strong interest from wholesalers, tour operators and hotel companies and is expected to contribute to distribution services revenues in 2005.

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups. Pegasus represents nearly 8,000 independent and small hotel group properties around the world.

      To market and sell their rooms, many independent hotels and small hotel groups associate themselves with our representation services and use our systems and infrastructure to offer and accept reservations for their rooms. Hotels typically utilize our representation services to obtain a presence in the primary electronic distribution channels (GDSs and the Internet) through our CRSs and global voice reservation capability.

      Our Unirez by Pegasus service provides a connection to all GDSs and thousands of linked third-party Internet sites through a leading Web-based CRS. Our advanced technology offers a user-friendly interface that allows hotel customers to upload or modify hotel data, including room rates, availability and descriptions, at any time.

      In addition to the distribution connectivity and CRS service, our Utell by Pegasus offering includes marketing programs, sales representation, a voice reservation call center network covering over 40 countries, and enhanced revenue management support. Hotels using our Utell® offering benefit from the enhanced market image created by affiliation with Utell by Pegasus, a well-known name in hotel distribution, as well as worldwide sales and marketing support.

      Utell representation customers also have the option to utilize our financial services capabilities under the names Paytell™ and TravelCom®. In some international markets, it is customary for travelers to prepay for hotel rooms and other travel arrangements. Paytell is a service that allows travelers to prepay for reservations, with Pegasus remitting amounts to hotels when the guest stay occurs. TravelCom is an Internet-based proprietary system that allows member hotels to expedite commission payments to travel agents.

      Property Services. Our PegasusCentral™ service is a full-featured Internet-based property management system (PMS). PegasusCentral benefits both hotel chains and independent properties by assisting in the management and operation of many hotel functions from a single location. Its intuitive user interface also works with existing Pegasus products, and its superior training capability makes PegasusCentral a cost-effective solution for hotels.

      In addition to PegasusCentral, we obtained two proprietary software solutions as part of the acquisitions of REZ, Inc. (REZ) and Global Enterprise Technology Solutions, LLC (GETS). We are discontinuing the use of one of these systems, GuestView®, in 2005. This system is fully amortized, so there will not be a write-down related to its discontinuance.

      Financial Services. Financial services provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies in more than 200 countries. Key services include: commission processing; commission reconciliation and tracking for member agencies; and global commission solutions for participating hotels.

      Each month, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service benefits both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed approximately $504 million in hotel commissions in 2004.

      PegsPay® facilitates the exchange of funds and incentives between travel resellers (travel Internet sites, tour operators, travel wholesalers, etc.) and travel suppliers within a merchant-model-based distribution system, easing the administrative burdens associated with the reconciliation and distribution of payments. Under the merchant model, travel distributors receive hotel room inventory from suppliers at wholesale, or “net”, rates. Travel distributors then set the retail price for rooms and process transactions as the merchant of record, but are generally not obligated to pay suppliers for unsold inventory.

      Other Services. Pegasus regularly seeks to develop other new or enhanced technologies, services and solutions to meet the changing needs of our current and prospective customers. Pegasus has not received a material amount of revenue from these services, and there can be no assurance that any of these services will produce a material amount of revenue in the future.

Competition

      Our service offerings face competition from within their respective markets. Principal factors affecting our customers’ purchasing decisions for our services include pricing, product functionality, product performance and the breadth of service offerings. To compete successfully, we must meet our customers’ expectations and develop new technological solutions to meet the changing needs of the hospitality industry. We cannot assure you that any of our services will compete successfully. Please see the Risk Factors section below which further discusses competitive pressures.

      Reservation Services. Our reservation services compete with hotel companies that develop and host their own CRSs and third parties that provide CRS and related services under a license agreement or as an ASP. Our reservation service competitors include TRUST International (subsidiary of Cendant Corporation), SynXis Corporation (subsidiary of Sabre Holdings Corporation), Vantis Corporation and MICROS Systems, Inc.

      Distribution Services. Pegasus’ distribution services support a variety of distribution channels, each with its own competition. For example:

•	GDS connectivity — Our GDS connectivity service competes primarily with WizCom International, Ltd. (subsidiary of Cendant Corporation). Customers may change their electronic reservation interface to WizCom or to another similar service. Also, some hotels have established a direct connection to one or more GDSs rather than through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass our intermediary position and eliminate the need to pay our fees. However, the cost to maintain a separate connection to each GDS is typically more costly than maintaining a single connection to Pegasus.

•	Third-party and hotel Internet sites — Our online distribution services face competition in the online hotel room reservation business from GDSs, middleware providers and Internet sites establishing direct connections to a hotel chain’s CRS. Several competitors have Internet-based reservation services offering a more comprehensive range of travel opportunities than we do, such as air, car rental and vacation packages. These competitors include priceline.com, Hotels.com (subsidiary of InterActive Corporation), Travelocity.com (subsidiary of Sabre Holdings Corporation), Orbitz.com (subsidiary of Cendant Corporation) and Expedia.com (a subsidiary of InterActive Corporation). Other potential competitors are Internet site development companies that could develop an interface directly between a hotel’s property system and a travel Internet site or an interface between a hotel company’s CRS and a travel Internet site. These companies are known as middleware providers. Hotels have been increasingly promoting the use of their own Internet sites. The cost of entry into the Internet hotel room reservation business is relatively low. However, the cost to maintain a separate connection to each Internet site is typically more costly than maintaining a single connection to Pegasus.

      Representation Services. Our hotel representation services compete with other providers of distribution, sales and marketing services, including hotel groups, franchisors, reservation companies and other travel or hotel representation companies. Our primary competitors offering hotel representation services are Vantis Corporation, SHS-WorldHotels, Supranational Hotels, SynXis Corporation and Sceptre Hospitality Resources.

      Property Services. Our property services compete with hotel companies that sell their own PMSs and third parties that provide PMSs. Our primary property service competitors include MICROS Systems, Inc., Hotel Information Systems, Northwind and Ramesys Hospitality.

      Financial Services. Our commission processing service faces competition principally from Perot Systems, Inc. In addition, current or prospective hotel customers can decide to process commission payments on their own. Our PegsPay service competes with credit card processors.

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

International Operations

      We derive approximately 41 percent of our revenue from customers located outside the United States, primarily in the United Kingdom. Fluctuations in the value of foreign currencies relative to the U.S. dollar directly impact our revenues and expenses. More information regarding specific risks associated with our foreign operations and our exposure to movements in foreign currency exchange rates is available under the heading “Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” See enterprise-wide disclosures in Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

      We are continually developing new technology and enhancing existing proprietary technology. We currently have one registered patent and are pursuing patent protection with respect to one other matter. We primarily rely on a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

Research and Development

      Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces, and database design and enhancement. Our total research and development expense was $4.0 million, $5.2 million and $5.8 million for 2004, 2003 and 2002, respectively. The decrease in research and development expenses in 2004 is primarily due to the cost savings realized in conjunction with our 2003 restructuring.

Employees

      At January 31, 2005, we had 1,210 employees, 845 of whom are located in the United States. We had 234 people performing information technology functions, 812 people performing sales and marketing, customer relations and business development functions, and the remainder performing corporate functions, such as finance, legal, human resources and administrative. We have no unionized employees. We believe that our employee relations are satisfactory.

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

Risk Factors

      The following risk factors should be carefully considered in conjunction with the other information included or incorporated by reference in this report. If any of these risks occur, our business, financial condition, operating results, cash flows and securities’ market prices could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition or trading price of our securities.

Risks related to our industry

                  As nearly all of our revenues are derived from the hotel industry, a downturn in the hotel industry would likely adversely affect our business.

      Nearly all of our revenues are directly or indirectly dependent on the hotel industry, which is highly sensitive to any change in the general economic climate as well as economic conditions affecting business and leisure travel in particular. The hotel industry is susceptible to rapid and unexpected downturns, as experienced after the events of September 11, 2001, the war in Iraq, and the SARS health crisis. In the event of any future downturn in the hotel industry, we would likely experience significantly reduced revenues, as the use of our services and the demand for our future services and solutions would decline. A continued downturn in the hotel industry or any reduction in hotel reservation volume, average daily room rates, or the demand for travel generally, would negatively impact our business, operating results and financial condition.

      Many factors affect the hotel industry, most of which are beyond our control. The hotel industry and demand for hotel rooms or travel may be affected by, among other things:

•	General economic conditions including recession, inflation and currency fluctuations

•	The existence or threat of military conflict, terrorism or political instability

•	Increased government regulation and enforcement

•	Natural disasters, such as hurricanes, earthquakes, and tsunamis, and any other unfavorable weather events or patterns

•	Global or regional health issues

•	Gasoline and aviation fuel price escalation

•	Labor strikes

•	Instability in the airline industry

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

              Consolidation in the travel industry, including hotels, travel agencies and electronic reservation providers, could result in reduced revenues.

      We offer volume-based discounted fees for some of our services. Recent consolidation in the hotel industry has resulted in a higher percentage of discounted fees and this trend could continue. In addition, the GDS industry has consolidated into four major GDSs. If further consolidation occurs, the value of our services and the benefits to hotel operators of utilizing our GDS distribution service would be reduced. Any potential decrease in our customer base or any potential increase in the percentage of discounted fees may adversely affect the profitability of our business.

Risks Related to the Company

If we do not develop new technologies and services that meet the changing needs of participants in the hotel industry or if the new technologies and services we develop are not utilized, we may be unable to compete effectively and our continuing operations may be adversely affected.

      Our future success depends on our ability to successfully develop leading technologies, enhance our existing services and develop and introduce new services. In particular, our technologies and services must meet the demands of our current and prospective customers on a timely and cost-effective basis, staying abreast of technological advances and evolving industry standards and practices.

      Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively developing and implementing new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services in a timely manner and with acceptable performance levels.

      We also may experience difficulties that could delay or prevent the successful development or introduction of these services. It is also possible that a new service, while achieving a technological success, may fail to be accepted and utilized by prospective customers.

      If we are unable to successfully develop, introduce and implement new services or enhance existing services on a timely and cost-effective basis or if new services do not achieve market acceptance, it could adversely affect our ability to compete in the marketplace and negatively affect our business. Any such failures could have a material negative impact on our operating results and financial condition, including write-downs or write-offs related to impaired assets.

If we are unable to effectively deliver services and solutions to the hotel industry in a timely manner with acceptable performance levels, we may be unable to compete effectively, lose market share and be forced to reduce the prices of our services.

      Service failures, delays in the implementation of our service offerings or our failure to deliver services in a timely manner with acceptable service levels could result in reduced revenues, particularly since our transaction-based revenues are dependent upon services being available, reduced pricing for our services, a loss of customers, an inability to effectively compete and breach of contract claims. Certain service failures could also require us to credit customers pursuant to service level agreements, which we intend to use more frequently in the future.

We face significant competitive pressure.

      We compete in markets that are rapidly evolving, intensely competitive and involve continually changing technology and industry standards. We may experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we possess. Consolidation among our competitors may result in economies of scale, or broader or more comprehensive service offerings with which we may have difficulty competing. Competitive pressures have contributed to less profitable arrangements with some of our customers and could reduce our market share or require us to reduce the prices of our services. Consolidation among travel distribution companies, such as Cendant and Expedia, may increase competitive pressure with respect to our service offerings to travel distribution companies and the hotels that may utilize our distribution capabilities. Our inability to compete effectively with alternative service providers could adversely affect our business, operating results and financial condition.

Loss of our arrangements with key customers could adversely affect our business.

      Our business is dependent upon our customer arrangements with hotel chains, independent hotels, hotel representation firms, travel management companies, travel agencies, travel agency consortia, global distribution systems, travel-related Internet sites and Internet-based information and reservation systems. In the future, our customers may elect to perform certain functions themselves, may circumvent our services, may select the services of competing companies, or we may otherwise be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. In addition, customers may elect to utilize our lower cost service offerings over our higher-priced offerings that provide us with greater revenue. For example, our representation customers may switch from our Utell by Pegasus offering to our Unirez by Pegasus offering, resulting in less revenue to us. If we are unable to renew, continue or initiate customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources.

Our reliance on third party service arrangements presents risks to our business and the loss of any of these third party service arrangements could adversely affect our business.

      We rely on certain third party arrangements for the provision of our services and increasingly for the development and enhancement of our services. Such “outsourcing” presents a number of risks primarily relating to our reduced control of the functions that are outsourced. Further, because much outsourcing occurs outside of the U.S., these activities are subject to the risks of international operations, including the risk of increased governmental regulation of these activities.

      We rely on third parties for many services, including remittance and worldwide currency exchange services for our commission processing service and for facility maintenance and enterprise resource planning system hosting. If we are unable to renew or extend our contracts with existing third-party service providers or enter into contracts with alternate service providers on favorable terms, it could adversely affect our business, operating results and financial condition.

Our computer systems and databases may suffer system failures, business interruptions or security breaches that could impede our ability to service our customers and could negatively impact our business.

      Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry, human error or other events beyond our control. A significant amount of our computer equipment is located in Scottsdale, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Our infrastructure may also fail to provide consistent dependable service as a result of circumstances both in and out of our control. Any damage to our databases, failure of communication links, security breach or other factors that cause interruptions in our operations could adversely affect our business, operating results and financial condition.

We may not have the resources to effectively manage our growth, and difficulties in managing and integrating organizations may cause future acquisitions or joint ventures to disrupt our operations and impede our operating results.

      Our potential future growth may place significant demands on management as well as on our administrative, operational and financial resources. Expanding our business to take advantage of new market opportunities will require significant management attention and Company resources, possibly adversely impacting our existing operations. In order to obtain certain distribution, supply or operations capabilities, our attempts to expand may involve an increased use of revenue sharing arrangements, which may affect our profitability or result in additional liabilities.

      We plan to expand our presence in international markets, particularly including the Asia-Pacific region in general and specifically China. In addition to being subject to the risks of international operations described below, it is costly to establish new international operations and our net sales from international market segments may not offset the expense of establishing and maintaining the operations. We have relatively little experience in marketing and distributing our services in many of these international markets, and we may not succeed in these efforts.

      We also regularly evaluate acquisition and joint venture opportunities and in the future may make additional acquisitions of other companies or technologies or enter into joint ventures. Acquisition and joint ventures involve many risks including:

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

      Our expense levels are based primarily on our estimate of future revenues and are largely fixed in the short-term. In the future, we may not accurately predict the transaction volumes and room rates that directly impact our revenues, the introduction of new or enhanced services by us or our competitors or the degree of customer acceptance of new services. In the short-term, we may also be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. This could adversely impact our business, operating results and financial condition. Accordingly, we believe that period to period comparisons of our operating results should not be relied upon as an indication of future performance.

We are exposed to credit risk from hotels, travel agencies and other customers.

      Many of our customers are independent hotels, travel agencies and other travel industry participants that are particularly exposed to any downturn in the economy and other factors that adversely impact the hotel industry. Some of these customers may have inadequate financial strength to make current payments to us or remain as going concerns. In some instances we may be unable to collect payments from these customers or we may extend credit to them in the form of unsecured promissory notes or otherwise. Our inability to collect payments from these customers in the future could result in a material adverse effect on our business, operating results and financial condition.

      As of December 31, 2004, we had accounts receivable as a result of our ongoing operations of approximately $31.7 million. Additionally, we had notes receivable of approximately $6.6 million at December 31, 2004, primarily related to the sale of business units to IndeCorp Corporation. Our receivables are monitored by management for collectibility. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of parties to make required payments, including the amounts payable by IndeCorp under promissory notes payable to us. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because we may incur additional expense for past or future fiscal periods to increase our allowance for doubtful accounts and we may receive less cash than expected if the financial condition of the parties were to deteriorate resulting in an impairment of their ability to make payments.

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

      Our international operations are also subject to other risks, including:

•	Impact of possible adverse political and economic conditions, including difficulties in the repatriation of investments or profits

•	Potentially adverse tax consequences

•	Impact of the policies and regulations of the United States and foreign governments on foreign trade and commerce, such as the USA PATRIOT Act and other laws enforced by the U.S. Office of Foreign Assets Control

•	Compliance with information privacy laws and related enforcement actions

•	Reduced protection for intellectual property rights in some countries

•	Changes in regulatory requirements

•	Cost of adapting our services to foreign markets

•	High costs associated with office closures and personnel reductions

We may be unable to adequately protect our proprietary rights or prevent their unauthorized use, which could divert our financial resources and harm our business.

      Our success depends upon our proprietary technology and other intellectual property rights. We currently rely upon a combination of trademark, patents, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology and other intellectual property. Despite our current efforts to protect our proprietary rights, these protective measures may not be enforceable or may not be adequate to prevent misappropriation or infringement of our technology. In addition, we may need to litigate claims against other parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result in substantial cost and diversion of management resources. A successful claim against us could effectively block our ability to use or license our technology and other intellectual property in the United States or abroad. If we cannot adequately protect our proprietary rights, it could adversely affect our competitive edge in the marketplace and consequently our business, operating results and financial condition.

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

Government regulation, taxes, new or amended laws and other legal uncertainties could force us to change our operations.

      Our operations are subject to the laws and regulations of the United States and numerous states and international jurisdictions. Changes regarding any of these laws and regulations, their enforcement or our understanding of the applicable requirements could force us to change our operations or result in other uncertain adverse consequences. Our efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002, particularly the provisions of Section 404 regarding the certification and audit of our internal controls over financial reporting, have resulted in material expenditures of financial and employee resources and may continue to do so in the future. Also, as a result of our customer relationships, particularly our status as an intermediary with high market share in certain services, any federal, state or foreign governmental authorities, competitors or consumers could raise antitrust or anti-competitive concerns.

      In addition, we are subject to the same federal, state and local laws as other companies conducting business on the Internet and other e-commerce, including with respect to taxation, user privacy, data protection, consumer protection, payment processing, electronic contracts and other issues. Many of these laws and regulations are new, have not yet been thoroughly interpreted by the courts, and are subject to change by many jurisdictions, including federal, state, municipal and international jurisdictions which could have a material adverse effect on our business, operating results and financial condition. Any change in tax laws, their interpretation or our legal conclusions regarding the collection of sales or similar taxes in connection with our services could result in substantial tax liabilities for past sales and decrease our profitability and revenues going forward.

We have deterrents that may discourage a third party from acquiring control of Pegasus, and such deterrents may prevent an acquisition of Pegasus that may be in a stockholder’s best interest.

      Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us. These provisions include the staggered terms of our Board of Directors, the exclusive right of the Board of Directors to fill vacancies on the board, and restrictions on the right of stockholders to remove members of the Board of Directors. We are also subject to the provisions of Delaware law that restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions. In addition, we have a stockholder rights plan. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock. In addition, we have certain payment and other obligations that are triggered by a change of control in connection with agreements with certain third parties and employees.

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

      From time to time, we are involved in legal and other regulatory proceedings. We intend to defend our rights vigorously during any of these proceedings. Regardless of the merits of any issues raised in any of these proceedings, our involvement could result in substantial costs and other liabilities not covered by insurance as well as divert management’s time and attention from our business, which could adversely affect our business, financial condition and results of operations.

We have material indebtedness in the form of convertible notes.

      In connection with the sale of the convertible notes in July 2003, we incurred $75 million of indebtedness which increased our interest payment obligations. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our operating costs and debt service obligations.

      Our ability to generate cash flow from operations to make interest payments on the convertible notes will depend on our future performance, which will be affected by a range of economic, competitive and business factors, many of which are beyond our control. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and acquisitions. We may secure a credit facility as additional protection against short-term liquidity concerns. However, such credit facility, other additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to repay or purchase the principal amount of the convertible notes.

      At maturity, the entire outstanding principal amount of the convertible notes will become due and payable by us. In addition, on July 16, 2008, July  16, 2013 and July 16, 2018 or if a fundamental change occurs, as defined in the indenture relating to the convertible notes, each holder of the convertible notes may require that we purchase all or a portion of that holder’s notes. We cannot be assured that we will have sufficient funds or will be able to arrange for additional financing to pay the principal amount or purchase price due. In that case, our failure to repay the convertible notes at maturity or to purchase any tendered notes would constitute an event of default under the indenture.

Our reported earnings per share may be lower and more volatile because of the contingent conversion provision of the notes.

      Holders of the notes are entitled to convert the notes into our common stock, among other circumstances, if the closing sale price of our common stock for at least 20 trading days in the 30 trading day period ending on the last trading day of a calendar quarter equals or exceeds 120% of the conversion price in effect on that last trading day. Pursuant to our adoption of Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” we are required to consider the contingently convertible notes in our calculations of diluted earnings per share, regardless of whether the market price trigger has been met. There was no impact on the calculation of diluted net income (loss) per share for the years ended December 31, 2004 and 2003, as the effect was anti-dilutive. However, the impact of the contingently convertible notes may be required to be included in our diluted net income per share calculations in the future, and this would result in a decrease to diluted earnings per share. Volatility in our net income or stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our diluted earnings per share.

Our stock price has been and may continue to be significantly volatile due to many factors.

      Several factors have caused, and may in the future cause, our stock price to be significantly volatile, which may be unrelated to our operating performance in certain cases. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

•	General economic conditions

•	Acts of terrorism, retaliation for such acts, political instability, health epidemics, natural disasters, war and the prospect of war

•	Actual or anticipated variations in our quarterly operating results

•	Our ability to successfully develop, introduce and gain acceptance of new or enhanced products and services to the hotel industry on a timely basis

•	Unexpected changes in demand for our services and solutions

•	Adverse findings, conclusions or changes in requirements with respect to our internal controls assessment and audit pursuant to Section 404 of the Sarbanes-Oxley Act of 2002

•	Unpredictable volume and timing of customer revenues due the terms of customer contracts, changes in the hotel industry and other factors

•	Purchasing and payment patterns, as well as pricing policies, of our competitors

•	Announcements of technological innovations or new services by us or our competitors

•	Changes in financial estimates, expectations and methodologies by securities analysts

•	Conditions, trends or perceived prospects in the Internet and online commerce industries

•	Changes in the market valuations of other similarly situated companies and hospitality and technology stocks in general

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

•	Unscheduled system downtime

•	Lack of confidence in the Company’s ability to execute on certain products or services

•	Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur

Our investments could adversely affect our financial condition and results of operations.

      We have in the past and may in the future make investments in other companies and ventures. There can be no assurance of the success of any such investment. Additionally, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” may require us to consolidate entities with which we have an affiliation but no voting or operational control. In doing so, we may have little or no control over the success of the company or venture and we may be required to record the losses of these consolidated entities in our financial statements.

Item 2.	Properties

      Our corporate headquarters is located in a leased facility with approximately 100,000 square feet of space in Dallas, Texas. We also have regional hubs in Scottsdale, London and Singapore with approximately 145,000, 40,000 and 8,000 square feet of leased office space, respectively. In total, we have 17 offices in 12 countries, all of which are leased facilities. We believe that our existing facilities are well maintained and in good operating condition. We believe that our planned and existing facilities are adequate for our anticipated levels of operations.

Item 3.	Legal Proceedings

      Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although management cannot predict the outcome of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been traded on the NASDAQ National Market under the symbol “PEGS” since August 7, 1997. At February 28, 2005, there were approximately 334 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater.

      The following table shows the range of quarterly high and low sales prices for Pegasus’ common stock.

	High	Low

2004
Fourth quarter	$12.98	$9.90
Third quarter	13.33	11.46
Second quarter	13.38	10.55
First quarter	12.35	10.45
2003
Fourth quarter	$14.06	$9.30
Third quarter	17.00	13.34
Second quarter	17.00	10.70
First quarter	11.96	9.16

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

	Issuer Purchases of Equity
	Securities(1)
			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(2),(3)	Per Share	or Programs	or Programs

October 1, 2004 through October 31, 2004	—	$—	—	—
November 1, 2004 through November 30, 2004	240,171	10.97	240,171	1,259,829
December 1, 2004 through December 31, 2004	420,517	11.96	420,517	839,312

Total	660,688	$11.60	660,688	839,312

(1)	On November 5, 2004, the Company’s Board of Directors authorized up to 1.5 million shares of the Company’s stock to be repurchased under a Securities and Exchange Commission Rule 10b5-1 stock repurchase plan.

(2)	During the quarter ended December 31, 2004, the Company repurchased 660,688 shares of the 1.5 million shares authorized for an aggregate purchase price of $7.7 million. Repurchases have and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(3)	All shares were purchased pursuant to the publicly announced programs.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the years ended December 31, 2004 and 2003, and for the year ended December 31, 2002 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2002, and as of and for the years ended December 31, 2001 and 2000 are derived from Pegasus’ audited financial statements that are not included herein.

      The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Pegasus’ consolidated financial statements and notes thereto.

	Year Ended December 31,

	2004	2003	2002	2001	2000
	(1),(2),(3),(4)	(1),(2),(3),(4)	(1),(2),(4),(6)	(1),(2),(5),(6)	(1),(5),(6)

Service revenues	$174,865	$161,245	$178,769	$180,668	$162,199
Customer reimbursements	15,253	11,485	11,181	12,079	10,452

Total revenues	190,118	172,730	189,950	192,747	172,651
Costs of services	107,946	96,692	98,609	107,509	87,955
Net income (loss)	7,985	(1,832)	(3,519)	(29,737)	(26,582)
Net income (loss) per share
Basic	0.35	(0.07)	(0.14)	(1.21)	(1.14)
Diluted	0.34	(0.07)	(0.14)	(1.21)	(1.14)
Working capital (deficit)	24,947	59,057	16,995	(5,541)	9,049
Total assets	329,214	366,560	288,095	305,668	357,705
Long-term debt	75,000	75,000	—	—	20,000
Total stockholders’ equity	$187,316	$228,656	$225,890	$231,201	$260,572

(1)	Pegasus’ selected consolidated financial data includes the operating results related to the acquisition of REZ, Inc. in April 2000.

(2)	Pegasus’ selected consolidated financial data includes the operating results of GETS following the acquisition in September 2001.

(3)	Pegasus’ selected consolidated financial data includes the operating results of Unirez following the acquisition in December 2003.

(4)	Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” Pegasus ceased to record goodwill amortization.

(5)	Revenues have been reclassified to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.”

(6)	In 2004 the Company reclassified bad debt expense to General and Administrative Expenses from Cost of Services. The reclassified amounts totaled $1.3 million, $3.4 million, and $2.9 million in 2002, 2001, and 2000, respectively.

      The Company has not paid any cash dividends during the past five years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, as well as other risks and uncertainties, including those appearing in this report under the caption “Risk Factors” set forth under Item 1 of this Annual Report on Form 10-K.

Overview

      Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, our customers include a majority of the world’s travel agencies and more than 60,000 hotel properties around the globe. Our services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. Our representation services, including Utell by Pegasus and Unirez by Pegasus, are used by nearly 8,000 member hotels in approximately 140 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. We have 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

      After several difficult years for the hotel industry, the year ended December 31, 2004 showed gradual but steady recovery in both reservation volumes and average daily room rates. Pegasus benefited from both the improved economic and industry environments as well as the December 2003 strategic acquisition of Unirez, Inc. Strength in foreign currencies, particularly the euro and the British pound, also favorably impacted Pegasus. Offsetting these benefits, increased competition resulted in reduced pricing on contract renewals and new business. In addition, an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites negatively impacted our distribution services revenues.

      Due to the improved operating environment, we increased discretionary spending in 2004 with a focus on customer satisfaction, sales, marketing, product development and employee retention activities intended to promote long-term growth. We also incurred additional expenses related to compliance with the Sarbanes-Oxley Act of 2002.

      Organizationally, we made leadership changes in key functional areas during 2004, particularly our information technology and product management groups. We also established or enhanced processes throughout the company with the goal of expediting the time to market on new products and improving customer satisfaction. During this transition period, we still met our earnings goals and made significant progress on product development priorities established at the beginning of the year.

      Because our management approach, organizational structure, operating performance assessment and reporting, and operational decision making are performed from a single company perspective, we operate as one reportable segment.

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

Revenues

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups through our Utell by Pegasus and Unirez by Pegasus services. Representation services revenues primarily consist of reservation processing fees, membership fees and fees for various marketing services. Representation services revenues represented approximately 41 percent of service revenues for 2004.

      Reservation Services. We provide CRS services on an ASP basis. Reservation services revenues consist of transaction fees as well as maintenance and support fees related to our RezView CRS software. Reservation services revenues represented approximately 21 percent of service revenues for 2004.

      Financial Services. Our financial services provide comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies. Financial services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by us on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates and foreign currency exchange rates. In addition, some participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial services revenues represented approximately 19 percent of service revenues for 2004.

      Distribution Services. Our distribution services provide the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four GDSs used by travel agencies worldwide, a growing number of tour operators, wholesalers, and a variety of Internet sites Powered by Pegasus. Distribution services revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel’s central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Distribution services revenues represented approximately 16 percent of service revenues for 2004.

      Property Services. Property services revenues primarily consist of maintenance and support fees related to legacy PMSs acquired from REZ and GETS. In addition, property services revenues include fees from our PegasusCentral PMS, which are recognized monthly. The company remains committed to PegasusCentral and expects to resume billing the InterContinental Hotel Group properties currently using PegasusCentral in 2005. Property services represented approximately 3 percent of service revenues for 2004.

      Other Services. Pegasus regularly seeks to develop new services to capitalize on its existing technology and customer base and to provide additional electronic hotel reservation capabilities and information services to its existing customers and to other participants in the travel distribution process. Pegasus has not received a material amount of revenue from these services, and we cannot assure you that any of these services will produce a material amount of revenue in the future.

      Customer Reimbursements. Revenues applicable to customer reimbursements are primarily related to GDS fees that we pay on behalf of and subsequently bill our customers. In the future, if our customers decide to pay these vendors directly, our customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly. Pegasus’ billings for out-of-pocket expenses, such as third-party vendor GDS and telecommunication charges, are classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services.

Costs

      Our costs of services, which exclude depreciation and amortization, consist principally of personnel costs relating to information technology; customer service and telemarketing; facilities; and equipment maintenance costs. Costs of services also include the cost of customer reimbursements and certain incentive-based payments. We make incentive-based payments to some demand generators, including third-party Internet sites, because they provide us with access to higher transaction volumes for our services than we could reach otherwise. We also make incentive-based payments to some hotels because they generate high commission volumes for our financial services. These incentive-based payments are generally either based on transaction volumes that are expensed as incurred or consist of lump sum payments that are accounted for as an asset and expensed over the contract term.

      Research and development costs consist principally of personnel costs, related overhead costs and fees paid to outside consultants. General and administrative expenses are primarily personnel, legal and accounting-related, bad debt and certain facilities costs. Marketing and promotion expenses consist primarily of personnel costs, advertising, public relations and participation in trade shows and other industry events. Depreciation and amortization expense includes depreciation of computer equipment, office furniture, office equipment and leasehold improvements, as well as amortization of software and intangible assets.

      Interest income primarily includes income earned on the Company’s investments. Interest expense primarily includes interest and amortization of capitalized issuance costs related to the $75 million convertible debt offering.

Fluctuation of Foreign Currencies

      Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the euro and the British pound relative to the U.S. dollar result in our earning more or less revenue and expending higher or lower in expenses than we otherwise might have earned or spent if currency exchange rates had remained stable.

Years Ended December 31, 2004 and 2003

      Overall, the 2004 results reflect the addition of Unirez by Pegasus operations and, in general, increased reservation volumes and average daily hotel room rates over the prior year. Year-over-year comparisons were favorable in large part due to the war in Iraq, which particularly affected the first half of 2003. For our distribution service line, an increase in the percentage of Internet bookings made at hotel companies’ proprietary Internet sites continued to have a negative impact on Internet transaction volumes and revenues. In addition, reduced pricing on new contracts and renewals prevented us from realizing the full benefit of the improved economy.

      Operating expenses increased slightly compared to 2003, as expected. The increase primarily related to the following:

•	The addition of Unirez by Pegasus operations;

•	An increase in the number of and rates for incentive-based payments to third parties, as well as an increase in transaction volume;

•	An increase in employee related expenses due to merit increases and bonuses in 2004;

•	An increase in sales and marketing efforts with a focus on increasing revenues and improving customer satisfaction; and

•	An increase in audit fees and other internal and external costs associated with the internal control requirements of the Sarbanes-Oxley Act of 2002.

      These expense increases were partially offset by the absence of restructure costs in the current year.

      Revenues. The table and discussion below address revenue by service line for the years ended December 31, 2004 and 2003 (dollars in thousands).

			Variance

	2004	2003	$	%

Representation services	$71,855	$57,409	$14,446	25%
Reservation services	37,275	38,349	(1,074)	(3)%
Financial services	33,699	30,244	3,455	11%
Distribution services	27,329	28,764	(1,435)	(5)%
Property services	4,707	6,479	(1,772)	(27)%

Total service revenues	174,865	161,245	13,620	8%
Customer reimbursements	15,253	11,485	3,768	33%

Total revenues	$190,118	$172,730	$17,388	10%

      Representation services revenues increased primarily due to the results of operations of Unirez by Pegasus, which was acquired December 1, 2003 and contributed $14.7 million to revenues in 2004, compared to $874,000 in 2003. Utell by Pegasus revenues increased $586,000, or 1 percent, over 2003 due to a 4 percent increase in reservations and a 9 percent increase in ADR. The improved ADR reflects a strong euro and British pound, which contributed $3.9 million to the increase in representation service revenues. Partially offsetting this increase was a decrease in Utell by Pegasus membership fees due to fewer hotels in the portfolio, and a 6 percent decrease in the average commission percentage earned, resulting from lower pricing on new contracts and contract renewals, as expected, arising out of increased competition from lower-cost competitors.

      Reservation services revenues decreased primarily due to lower per unit pricing on contract renewals, despite a 6 percent increase in net transactions processed. Excluding carryover revenue in early 2003 from three previously terminated contracts, reservation service revenues increased 2 percent over prior year.

      Financial services revenues increased primarily as a result of a 7 percent increase in gross commissions processed and due to improved ADR and the trend of processing more foreign currency payments, which earn additional fees.

      Distribution services revenues decreased despite a 10 percent increase in GDS transactions and a flat number of Internet transactions. Internet transaction volumes reflect an increase in the percentage of Internet bookings made at hotel companies’ proprietary Internet sites; these transactions do not utilize Pegasus’ Internet distribution services. In addition, the decrease in revenue was primarily due to the loss of Unirez as a distribution services customer, which provided $1.5 million in revenue in 2003, reduced pricing on Travelweb transactions, and a decrease in revenue per transaction. In conjunction with Priceline’s acquisition of Travelweb, we extended terms of the services contract, but with lower pricing.

      Property services revenues decreased in 2004 due to lack of revenues from InterContinental Hotel Group for PegasusCentral and declining revenues from an acquired property management system, GuestView, which we plan to sunset in 2005. This system is fully amortized, so there will not be a write-down related to its discontinuance.

      Customer reimbursements increased primarily due to operations of our new Unirez by Pegasus representation service and an overall increase in our customers’ GDS costs because of an increase in GDS transactions.

      Operating Expenses. The table and discussion below address operating expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003 (dollars in thousands).

			Variance

	2004	2003	$	%

Cost of services	$92,693	$85,207	$7,486	9%
Customer reimbursements	15,253	11,485	3,768	33%
Total costs of services	107,946	96,692	11,254	12%
Research and development	4,026	5,199	(1,173)	(23)%
General and administrative expenses	23,948	23,348	600	3%
Marketing and promotion expenses	19,618	16,484	3,134	19%
Depreciation and amortization	22,362	28,029	(5,667)	(20)%
Restructure costs	—	5,949	(5,949)	(100)%

Total operating expenses	$177,900	$175,701	$2,199	1%

      Cost of services, excluding customer reimbursements, increased primarily due to a $3.6 million in added expenses for our Unirez by Pegasus representation service; $1.9 million of severance and related costs incurred in the first quarter of 2004 related to a strategic change in the Company’s information technology organization; a $1.4 million increase in incentive based payments to third parties because of new contracts and increases in transaction volumes and rates; and $2.4 million in increased consulting costs for IT initiatives. Cost of services as a percentage of service revenues was 53 percent in both 2004 and 2003.

      Customer reimbursements increased primarily due to operations of our new Unirez by Pegasus representation service and an overall increase in our customers’ GDS costs because of an increase in GDS transactions.

      Research and development expenses decreased in 2004 compared to 2003 primarily due to cost savings realized from the 2003 restructuring, slightly offset by $593,000 in additional expenses related the Unirez acquisition. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent in 2004 and 2003, respectively.

      General and administrative expenses increased slightly primarily due to $787,000 of bad debt expense in 2004, as compared to zero in 2003, $465,000 in severance and related costs incurred in the first quarter of 2004 related to a strategic change in the Company’s IT organization, $217,000 in added expenses of Unirez by Pegasus, and increase of approximately $900,000 for audit and other fees related to the internal control requirements of the Sarbanes-Oxley Act. These increases were partially offset by a decrease in payroll related expenses and benefit plan costs because of decreased headcount in 2004. General and administrative expenses as a percentage of service revenues were 14 percent in 2004 and 2003.

      Marketing and promotion expenses increased due primarily to increased personnel costs arising from Unirez by Pegasus, a greater focus on marketing and promotion activities, and the cost of a new sales incentive compensation program launched in January 2004. Marketing and promotion expenses as a percentage of service revenues were 11 percent and 10 percent in 2004 and 2003, respectively.

      Depreciation and amortization expenses decreased primarily because certain intangible assets related to the REZ acquisition were fully amortized in March 2003. This was partially offset by a $2.1 million increase in amortization expense related to intangible assets from the December 2003 Unirez acquisition.

      During 2003, the company incurred restructure charges of $5.9 million, related to the reorganization of its operations from a business unit structure into distinct functional areas.

      Interest income. Interest income earned on the company’s investments decreased by $310,000 in 2004 compared to 2003 as the Company’s funds available for investment decreased in conjunction with the stock repurchase plan cash outlays of $55.7 million in 2004.

      Interest expense. Interest expense increased by $1.4 million compared to 2003 primarily related to interest and amortization of capitalized debt issuance costs for the July 2003 convertible debt offering.

      Gain on sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. (Priceline) and received $4.2 million in cash, recognizing a gain of approximately $2.0 million. The sale agreement contained a contingent earn-out valued at approximately $4.7 million; however, we do not currently anticipate that the required conditions will be met to receive the shares of Priceline common stock on the one-year anniversary of the Closing Date.

      Income tax benefit (expense). Pegasus recorded an income tax expense of $5.1 million in 2004, representing an effective tax rate of 39 percent. Pegasus recorded an income tax benefit of $905,000 in 2003, representing an effective tax rate of 33 percent. The effective tax rate for 2004 differed from the statutory rate primarily due to the detriment of state income taxes and nondeductible expenses, offset by the benefit of lower foreign tax rates.

Years Ended December 31, 2003 and 2002

      Overall, 2003 was a challenging year for the travel industry and for Pegasus. The weak economic climate in the United States, the war in Iraq and the continuing threat of terrorism resulted in a decrease in the demand for hotel rooms and, therefore, negatively impacted our revenues. Also, in addition to these factors our service revenues decreased due to the loss of two CRS customer contracts that contributed $10.5 million of revenue in 2002.

      Our services were organized into two business segments — technology and hospitality. During 2003, we completed a restructure to integrate our technology and hospitality segments into one operating unit. As a result, we integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. The integration plan continued our existing strategy of better aligning our businesses with our customers’ needs, thus allowing for future revenue growth and the realization of further synergies as one fully integrated company. Because we changed our management approach, organizational structure, operating performance assessment and reporting, and operational decision-making from a segment perspective (technology and hospitality) to a single company perspective, we operate as one reportable segment.

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

      We were able to offset a large portion of the revenue decline by reducing our expense. We began realizing synergies from our restructure during the third quarter of 2003, and we had strict controls over discretionary spending such as advertising, marketing and travel during the entire year of 2003.

      Revenues. The table and discussion below address revenue by service line for the years ended December 31, 2003 and 2002 (dollars in thousands).

				Variance

	2003	2002		$	%

Representation services	$57,409	$64,071		$(6,662)	(10)%
Reservation services	38,349	54,309		(15,960)	(29)%
Financial services	30,244	29,904		340	1%
Distribution services	28,764	23,941		4,823	20%
Property services	6,479	6,544		(65)	(1)%

Total service revenues	161,245	178,769		(17,524)	(10)%
Customer reimbursements	11,485	11,181		304	3%

Total revenues	$172,730	$189,950		$(17,220)	(9)%

Total service revenues from continuing operations, excluding customer reimbursements	$161,245	$175,235	(1)	$(13,990)	(8)%

(1)	Excludes a $3.5 million termination fee included in reservation services in March 2002.

      Representation services revenues decreased primarily due to a decline in domestic and transatlantic bookings for our Utell by Pegasus service, caused primarily by the global economic climate and other world events, as well as an 8 percent decrease in the number of hotels Utell represents, as a result of pricing pressure from lower cost distribution channels. These decreases were partially offset by the favorable impact from a strong euro and British pound relative to the U.S. dollar and the results of operations of Unirez subsequent to the December 1, 2003 acquisition, which contributed $874,000 to revenues.

      Reservation services revenues decreased 29 percent; however, excluding the impact of the $3.5 million termination fee noted above, reservation services revenues decreased $12.4 million, or 24 percent. The decrease was primarily due to the termination of two customer contracts that provided $10.5 million of revenue in 2002, with the remaining decrease caused by lower transaction volumes and pricing pressure on contract renewals.

      Financial services revenues increased in 2003 compared to 2002 primarily due to an increase in electronic reconciliation and tracking services of $816,000 and an increase in fees for our PegsPay service of $522,000. These increases were offset by a 3 percent decrease in gross commissions, resulting from decreased transaction volumes and lower average daily rates charged by hotels.

      Distribution services revenues increased primarily due to a 32 percent increase in Internet transactions in 2003, compared to 2002.

      Property services revenues were essentially flat at $6.5 million in 2003 and 2002, due to delays in the rollout of PegasusCentral because of stability issues.

      Customer reimbursements increased due to an increase in our customers’ GDS costs.

      Operating Expense. The table and discussion below address operating expenses for the year 2003 compared to the year 2002 (dollars in thousands).

			Variance

	2003	2002	$	%

Cost of services	$85,207	$87,428	$(2,221)	(3)%
Customer reimbursements	11,485	11,181	304	3%

Total costs of services	96,692	98,609	(1,917)	(2)%
Research and development	5,199	5,821	(622)	(11)%
General and administrative expenses	23,348	26,435	(3,087)	(12)%
Marketing and promotion expenses	16,484	17,998	(1,514)	(8)%
Depreciation and amortization	28,029	48,075	(20,046)	(42)%
Restructure costs	5,949	—	5,949	100%

Total operating expenses	$175,701	$196,938	$(21,237)	(11)%

      Cost of services, excluding customer reimbursements, decreased primarily due to a $4.0 million reduction in payroll and related expenses, mostly due to the Company’s 2003 restructuring. This decrease was offset by non-recurring costs of $1.4 million incurred in 2003 for moving the Company’s Scottsdale office and data center to new facilities and transition activities resulting from the Company’s restructure. Cost of services as a percentage of service revenues was 53 percent and 49 percent in 2003 and 2002, respectively.

      The decrease in research and development expenses was primarily due to an increase in capitalized payroll costs associated with an increase in the number of projects that are eligible for capitalization. Research and development expenses as a percentage of service revenues were 3 percent in 2003 and 2002.

      General and administrative expenses decreased primarily due to lower payroll and operating expenses, due to the Company’s 2003 restructuring, as well as reductions in discretionary spending in light of the challenging operating environment. These decreases were slightly offset by higher employee-related and insurance costs in 2003. Additionally, the Company experienced a $1.3 million reduction in bad debt expense due to an overall improvement in the collectibility of the Company’s accounts receivable. General and administrative expenses as a percentage of service revenues were 14 percent and 15 percent in 2003 and 2002, respectively.

      Marketing and promotion expenses decreased primarily due to lower payroll expenses due to the Company’s 2003 restructuring, as well as an increased focus on reducing discretionary spending. Marketing and promotion expenses as a percentage of service revenues were 10 percent in 2003 and 2002.

      The decrease in depreciation and amortization expenses is primarily because in March 2003, we completed the amortization for certain purchased intangible assets related to the REZ acquisition.

      During 2003, the Company incurred restructure charges of $5.9 million, composed of termination benefits and facilities-related charges related to reorganizing its operations from a business unit structure into distinct functional areas.

      Interest income. Interest income increased $146,000 in 2003, compared to 2002, primarily from investing a portion of the proceeds from the July 2003 convertible debt offering.

      Interest expense. Interest expense was $1.6 million in 2003, compared to $53,000 in 2002, primarily due to the July 2003 convertible debt offering.

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

Liquidity and Capital Resources

      Historically, Pegasus has primarily relied on cash flows from operations and, to a lesser extent, proceeds from stock option exercises to provide working capital for current and future operations and for capital investments. From time to time, we have also utilized bank lines of credit, proceeds from equity and debt offerings and private debt to supplement our ability to fund operating cash requirements, capital investments and acquisitions.

      We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Key indicators we use to make this assessment are current assets, current liabilities and net cash flow from operating activities.

      In 2003, we issued $75 million aggregate principal amount of convertible senior notes and utilized approximately half of the net proceeds to acquire Unirez in December 2003. We used the remaining net proceeds from the offering for working capital and other general corporate purposes with a portion included in our cash balance at the beginning of 2004. More details on the convertible debt are provided later in this Management’s Discussion and Analysis.

      Our principal sources of capital at December 31, 2004 included cash and cash equivalents of $17.6 million, short-term marketable securities of $6.0 million, and auction rate securities of $5.7 million. During 2004, we generated cash flows from operations of $30.2 million, which was sufficient to provide for working capital requirements. Other sources of cash in 2004 were $5.3 million of proceeds from stock option exercises and $4.2 million of proceeds from selling our stake in Travelweb, LLC. Proceeds from stock option exercises in 2004 were higher than normal due to the departure of several executives. Proceeds from stock option exercises depend on a number of factors, including our stock price, the number and terms of stock options outstanding and the number and terms of future stock option grants. The terms of stock options outstanding and the number and terms of future stock option grants may be affected by the implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

      Cash outlays in 2004 were primarily related to stock repurchases of $55.7 million and capital expenditures of $22.6 million. A significant component of our capital strategy during 2004 was an aggressive stock repurchase program. In addition to the shares repurchased in 2004, we repurchased additional shares totaling $4.9 million during the first two months of 2005. As of February 28, 2005, there were 431,000 shares remaining for repurchase under the current Board approved program. Another component of our capital strategy is investing in software development projects meeting our return on investment criteria. Our capital expenditures primarily consist of personnel costs, interest expense and outside consultant costs for software development, computer hardware, furniture, fixtures and other office equipment.

      We expect to continue incurring capital expenditures related to software development and adding capacity to existing systems and estimate 2005 capital expenditures will total approximately $20 million. This estimate includes approximately $2.2 million related to property and equipment purchases made in 2004 that will be paid for in 2005. We may also collaborate with outside parties for software development or other business needs. The potential capital required for such arrangements is uncertain.

      Further, we expect our cash position at March 31, 2005 to be considerably lower than the December 31, 2004 balance. The anticipated decrease is due to the following:

•	Seasonality of our operations;

•	Timing of capital expenditures;

•	Payment of corporate bonuses; and

•	Stock repurchases.

      We believe that the company’s financial condition is strong. We also believe that we will be able to generate cash flows from operations sufficient to meet our operating and capital requirements through at least the next twelve months. We may consider liquidating our marketable securities portfolio, including our auction rate securities. While we may obtain a bank line of credit to meet working capital needs, we do not expect to raise any external capital in the next year. We may in the future consider other financing alternatives to fund our requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by us will be available or will be on terms that are attractive to us. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

      Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004 and $2.1 million at December 31, 2003, collateralizing the leases for the Dallas and Scottsdale offices. During 2004, as a result of an annual decrease related to the Dallas facility letter of credit, the balance was reduced by $450,000. Subsequent to year end, there was a further reduction of $450,000, releasing the letter of credit for the Dallas facility in full and replacing it with a deposit of $181,000.

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

      The notes bear interest at an annual rate of 3.875 percent, payable semi-annually through the maturity date of July 15, 2023. Each note is convertible into Pegasus’ common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus’ common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur. The notes and the indenture in connection therewith contain no covenants by the Company to maintain any minimum level of liquidity or any financial ratios.

      Pegasus may redeem all or some of the notes for cash at any time on or after July 15, 2008, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest to the redemption date. As noted above, holders may require us to purchase the notes on July 16 of 2008, 2013 and 2018, or in other specified circumstances, at a purchase price equal to the principal amount due plus any accrued and unpaid interest to the purchase date and additional amounts, if any.

Off-balance sheet arrangements and contractual obligations

      Pegasus currently has no off-balance sheet financing arrangements.

      The following table identifies material future contractual cash obligations of the Company as of December 31, 2004. Operating leases represent our cash obligations associated with agreements to use equipment or facilities that are enforceable and legally binding for fixed terms. Purchase obligations include cash obligations associated with agreements to purchase services or equipment that are enforceable and legally binding for fixed terms, or estimated cash obligations for agreements with variable pricing provisions. Convertible debt represents scheduled principal and interest payments for the Company’s July 2003 convertible debt offering, described above. Other long-term liabilities include commission checks to be refunded to hotels, as well as Pegasus’ estimated cash obligations associated with funding its employee retirement plans.

	Payments due by period

		Less than	1 —	3 —	More than
Contractual obligations	Total	1 Year	3 Years	5 Years	5 Years

	(In thousands)
Convertible debt, including interest	$128,887	$2,906	$5,813	$5,813	$114,355
Operating lease obligations	61,485	9,068	16,431	15,599	20,387
Purchase obligations	10,037	9,417	620	—	—
Noncash acquisitions of property and equipment	2,449	2,150	299	—	—
Other long term liabilities	8,013	2,438	2,853	2,722	—

Total	$210,871	$25,979	$26,016	$24,134	$134,742

      In addition to the contractual obligations included in the table above, we also have funding requirements related to our Executive Retirement Program and a United Kingdom defined benefit plan, which is open to certain employees who were part of the Reed Elsevier Pension Scheme in December 1997. During 2002, the Board of Directors adopted the Executive Retirement Program, consisting of (1) the Supplemental Executive Retirement Plan (SERP), which provides supplemental retirement benefits to certain officers based on their compensation and years of service and (2) the Executive Deferred Compensation Plan (DCP), a defined contribution plan that provides supplemental benefits to certain management employees of the company. Commencing in 2003, we are obligated to make annual cash payments to a trust associated with benefits earned under the Executive Retirement Program. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in our ongoing operations. For 2005, the Company is required to make payments to the trust of approximately $187,000; however, the Company may, at its discretion, fund additional amounts. We expect that company contributions to the DCP in 2005 will total approximately $437,000. We expect that contributions to the United Kingdom defined benefit plan in 2005 will total approximately $219,000.

Inflation

      Pegasus does not believe that inflation has materially impacted results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on its results of operations to the extent such increases are not passed along to customers.

Critical Accounting Policies and Estimates

      Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported financial position and results of operations during the reporting period. Our estimates and judgments are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our business, operating results and financial condition.

      Certain accounting policies require higher degrees of judgment than others in their application. Pegasus considers the following to be critical accounting policies due to the estimation processes involved in each. For a detailed discussion of Pegasus’ significant accounting policies, including recently issued accounting standards, see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

      Our senior management has discussed the development and selection of these critical accounting policies and estimates, and this related disclosure in this report, with our Audit Committee.

Accounts and notes receivables

      As of December 31, 2004, Pegasus had accounts receivable as a result of its ongoing operations of approximately $31.7 million. Additionally, we have notes receivable totaling $6.6 million at December 31, 2004, related to the sale of business units. These receivables are monitored by management for collectibility. Pegasus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because Pegasus may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate, resulting in an impairment of their ability to make payments. Pegasus’ allowances for doubtful accounts and notes receivable totaled approximately $4.2 million as of December 31, 2004.

Impairment of long-lived assets, including goodwill

      As of December 31, 2004, Pegasus has goodwill totaling approximately $163.6 million related to its acquisitions of REZ, Inc. (“REZ”) in 2000, Global Enterprise Technology Solutions, LLC (GETS) in 2001 and Unirez, Inc. (Unirez) in 2003. Under the guidance of SFAS 142, goodwill is analyzed for impairment at least annually. This analysis requires significant estimates and judgments by management, involving the carrying value and the estimated fair value of the Company. The estimate of fair value requires significant judgment in estimating future cash flows from operations for the various services provided by Pegasus. Pegasus performs an analysis using both market capitalization and discounted future cash flows. While the most recent periodic impairment analysis performed as of September 30, 2004 indicated that no impairment of goodwill exists, variances in actual growth rates, operating margins, or other assumptions may impact future impairment analyses and reduce the carrying values of goodwill.

      As of December 31, 2004, Pegasus has unamortized capitalized software costs totaling $59.3 million, which we review periodically for impairment. This impairment analysis requires the comparison of unamortized carrying values to estimated net realizable values. The estimated net realizable value is based on significant judgments such as estimated future cash flows from the related services, or expected benefits of the software and is based on available information and experience. While the most-recent periodic impairment analysis as of December 31, 2004 indicated that no impairment of capitalized software costs exists, changes in strategy, market conditions or other assumptions may significantly impact these judgments and reduce the carrying values of capitalized software costs. Assumptions used in an impairment analysis of PegasusCentral, valued at $22.4 million, include the number of projected property installations, primarily driven by large hotel chains, an anticipated profit margin on installations and training, variable and fixed expenses, and an estimated effective tax rate.

Employee benefit plans

      In the United States and the United Kingdom, Pegasus sponsors defined benefit plans for certain employees. Our employee pension costs and obligations are dependent upon our assumptions used by actuaries in calculating such amounts. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions are either stated in the plan or reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. Specific to the plan provided in the United Kingdom, which is a funded plan, a one percent change in expected returns on plan assets would result in a $118,000 change to Pegasus’ annual expense associated with this plan. We base the discount rate assumption on current investment yields, including applicable corporate long-term bond yields. Actual results that differ from our assumptions are accumulated and amortized over the future working life of the plan participants. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations.

Recently Issued Accounting Standards

      Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Pegasus is exposed to certain market risks, including the effects of foreign currency exchange rate fluctuations, and uses derivative financial instrument contracts to manage foreign exchange risks. Pegasus has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes. We do not currently utilize hedge accounting with regard to these derivatives.

      To reduce the impact of foreign exchange rate fluctuations on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2004. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

      A summary of forward exchange contracts to sell foreign currencies in place as of December 31, 2004 is as follows (in thousands):

Euro	$11,251
British pound	3,977
Swedish krona	663
Japanese yen	602
Swiss franc	397
Singapore dollar	342
Australian dollar	272
Canadian dollar	232
Hong Kong dollar	127
South African rand	45
Danish krone	36

Total	$17,944

      All contracts included above matured no later than February 2005. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2004. Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2003. As of December 31, 2003, Pegasus had approximately $14.3 million in sell forward exchange contracts and $666,000 in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2004 compared to December 31, 2003 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables. For more information on derivative financial instruments see Notes 1 and 6 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Pegasus Solutions, Inc:

      We have completed an integrated audit of Pegasus Solutions, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 8, 2005

PEGASUS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003
(In thousands, except for share amounts)

	2004	2003

ASSETS
Cash and cash equivalents	$17,599	$42,039
Auction rate securities	5,650	16,944
Short-term investments	6,001	4,046
Accounts receivable, net of allowance for doubtful accounts of $3,184 and $2,924, respectively	28,551	22,298
Prepaid expenses	3,703	3,535
Other current assets	5,358	7,557

Total current assets	66,862	96,419
Goodwill	163,585	164,120
Intangible assets, net	5,827	7,831
Property and equipment, net	80,326	75,474
Other noncurrent assets	12,614	22,716

Total assets	$329,214	$366,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,942	$10,176
Accrued liabilities	12,309	12,089
Unearned revenue	6,763	7,213
Customer deposits	2,684	3,122
Accrued payroll and benefits	5,280	2,407
Other current liabilities	2,937	2,355

Total current liabilities	41,915	37,362
Noncurrent uncleared commission checks	5,576	4,545
Noncurrent accrued rent	7,207	7,050
Other noncurrent liabilities	12,200	13,947
Convertible debt	75,000	75,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,105,815 and 25,091,248 shares issued, respectively	211	251
Additional paid-in capital	242,112	290,828
Unearned compensation	(408)	—
Accumulated other comprehensive loss	(995)	(834)
Accumulated deficit	(53,604)	(61,589)

Total stockholders’ equity	187,316	228,656

Total liabilities and stockholders’ equity	$329,214	$366,560

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

	2004	2003	2002

Revenues:
Service revenues	$174,865	$161,245	$178,769
Customer reimbursements	15,253	11,485	11,181

Total revenues	190,118	172,730	189,950
Costs of services (exclusive of depreciation and amortization shown separately below):
Cost of services	92,693	85,207	87,428
Customer reimbursements	15,253	11,485	11,181

Total costs of services	107,946	96,692	98,609
Research and development	4,026	5,199	5,821
General and administrative expenses	23,948	23,348	26,435
Marketing and promotion expenses	19,618	16,484	17,998
Depreciation and amortization	22,362	28,029	48,075
Restructure costs	—	5,949	—

Operating income (loss)	12,218	(2,971)	(6,988)
Other income (expense):
Interest income	1,113	1,423	1,277
Interest expense	(2,975)	(1,552)	(53)
Gain on sale of Travelweb, LLC	1,961	—	—
Other	814	363	130

Income (loss) before income taxes	13,131	(2,737)	(5,634)
Income tax benefit (expense)	(5,146)	905	2,115

Net income (loss)	$7,985	$(1,832)	$(3,519)

Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax of $6, $- and $12, respectively	(9)	—	(20)
Minimum pension liability adjustment, net of tax of $82, ($357) and $896, respectively	(152)	871	(1,706)

Comprehensive income (loss)	$7,824	$(961)	$(5,245)

Net income (loss) per share:
Basic	$0.35	$(0.07)	$(0.14)

Diluted	$0.34	$(0.07)	$(0.14)

Weighted average shares outstanding:
Basic	22,903	24,864	24,818

Diluted	23,215	24,864	24,818

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002
(In thousands)

					Accumulated
	Common Stock				Other
			Additional		Comprehensive
	Number of		Paid-In	Unearned	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance at December 31, 2001	24,695	$247	$287,205	$(34)	$21	$(56,238)	$231,201
Windfall tax benefit of stock-based compensation	—	—	1,325	—	—	—	1,325
Issuance of restricted stock	98	1	1,334	(1,335)	—	—	—
Stock-based compensation expense	—	—	—	798	—	—	798
Exercise of stock options	293	2	1,808	—	—	—	1,810
Issuance for stock purchase plan	65	1	602	—	—	—	603
Repurchase of common stock	(404)	(4)	(4,598)	—	—	—	(4,602)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(20)	—	(20)
Minimum pension liability adjustment	—	—	—	—	(1,706)	—	(1,706)
Net loss	—	—	—	—	—	(3,519)	(3,519)

Balance at December 31, 2002	24,747	247	287,676	(571)	(1,705)	(59,757)	225,890
Windfall tax benefit of stock-based compensation	—	—	687	—	—	—	687
Stock-based compensation expense	—	—	—	571	—	—	571
Exercise of stock options	278	3	1,842	—	—	—	1,845
Issuance for stock purchase plan	66	1	623	—	—	—	624
Minimum pension liability adjustment	—	—	—	—	871	—	871
Net loss	—	—	—	—	—	(1,832)	(1,832)

Balance at December 31, 2003	25,091	251	290,828	—	(834)	(61,589)	228,656
Windfall tax benefit of stock-based compensation	—	—	1,011	—	—	—	1,011
Issuance of restricted stock	—	—	477	(477)	—	—	—
Stock-based compensation expense	—	—	121	69	—	—	190
Exercise of stock options	622	6	4,827	—	—	—	4,833
Issuance for stock purchase plan	53	1	471	—	—	—	472
Repurchase of common stock	(4,660)	(47)	(55,623)	—	—	—	(55,670)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustment	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	7,985	7,985

Balance at December 31, 2004	21,106	$211	$242,112	$(408)	$(995)	$(53,604)	$187,316

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$7,985	$(1,832)	$(3,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,362	28,029	48,075
Gain on sale of Travelweb, LLC	(1,961)	—	—
Bad debt expense	787	—	1,289
Deferred income taxes	3,572	(1,351)	(3,868)
Other	791	1,660	1,385
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,040)	6,356	2,033
Other current and noncurrent assets	(1,014)	(6,007)	(911)
Accounts payable and accrued liabilities	4,503	(4,561)	(12,489)
Unearned revenue	(450)	(599)	(773)
Other current and noncurrent liabilities	(176)	2,427	7,077
Landlord paid tenant improvements	799	524	4,125

Net cash provided by operating activities	30,158	24,646	42,424
Cash flows from investing activities:
Purchase of marketable securities, including auction rate securities	(34,612)	(140,837)	(47,806)
Proceeds from marketable securities, including auction rate securities	50,439	120,631	49,012
Purchase of property and equipment	(22,610)	(19,406)	(30,340)
Investment in Travelweb, LLC	—	—	(2,143)
Collections of note receivable	945	1,881	285
Purchase of Unirez, net of cash acquired	(1,310)	(34,115)	—
Proceeds from sale of Travelweb, LLC	4,167	—	—
Landlord paid tenant improvements	(799)	(524)	(4,125)
Other	40	140	83

Net cash used in investing activities	(3,740)	(72,230)	(35,034)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,305	2,469	2,413
Repurchase of common stock	(55,670)	—	(4,602)
Proceeds from convertible debt issuance	—	75,000	—
Debt issuance costs	—	(2,579)	—
Other	(493)	(210)	(146)

Net cash provided by (used in) financing activities	(50,858)	74,680	(2,335)
Net increase (decrease) in cash and cash equivalents	(24,440)	27,096	5,055
Cash and cash equivalents, beginning of period	42,039	14,943	9,888

Cash and cash equivalents, end of period	$17,599	$42,039	$14,943

Supplemental disclosure of cash flow information:
Income taxes paid	$859	$2,539	$857
Interest paid	2,912	82	47
Supplemental schedule of noncash investing and financing activities:
Noncash acquisition price related to Unirez and TDS	$277	$3,299	$—
Acquisition of property and equipment	2,449	—	—

See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

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

Use of estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results may differ from those estimates. Certain accounting policies require higher degrees of judgment than others in their application. The following accounting policies require significant judgments and estimates: accounts and notes receivable, impairment of long lived assets, including goodwill, and employee benefit plans.

Cash and cash equivalents

      The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Investments in debt and equity securities

      Marketable securities consist of corporate debt and equity securities and obligations issued by governments and agencies. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with changes in the unrealized gain or loss reported as a separate component of stockholders’ equity, net of tax.

Auction Rate Securities

      At December 31, 2004 and 2003, the Company held $5.7 million and $16.9 million, respectively, of auction rate securities included as a separately stated current asset. Additionally, at December 31, 2004 and 2003, the Company held $1.7 million and $2.1 million, respectively, of auction rate securities related to the Company’s standby letters of credit, which collateralize the leases for the Dallas and Scottsdale offices, that are classified as other noncurrent assets. The Company’s investments in these securities are classified as available-for-sale securities under SFAS 115. The securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized gains (losses) from these investments. All income generated from these investments were recorded as interest income.

Capitalized software costs

      Software costs are accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized on a product-by-product basis using the straight-line method over a period which approximates the estimated economic life of the product. Amortization of capitalized software costs in 2004, 2003 and 2002 totaled $12.8 million, $14.4 million and $20.6 million, respectively. At December 31, 2004 and 2003, unamortized capitalized software was $59.3 million and $48.6 million, respectively. Interest of $511,000 and $67,000 was capitalized in 2004 and 2003, respectively. No interest was capitalized in 2002.

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

Goodwill and other intangible assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). As of December 31, 2004 and 2003, goodwill totaled $163.6 million and $164.1 million, respectively. Goodwill and identifiable intangible assets are related to the acquisitions of REZ, Inc. (“REZ”) in 2000, Global Enterprise Technology Solutions, LLC (“GETS”) in 2001, and Unirez, Inc. (“Unirez”) in 2003.

Impairment

      The Company evaluates its capitalized software costs, property and equipment, and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets and is recorded in the period the impairment is determined. The Company believes that no impairment of capitalized software costs, property and equipment, or identifiable intangible assets existed at December 31, 2004 or 2003.

      The carrying value of goodwill is evaluated at least annually. The Company believes that no impairment of goodwill existed at December 31, 2004 or 2003. See Note 4 for further information.

Other investments

      As a result of the REZ acquisition, the Company received a $1.1 million non-controlling equity investment in the SITA Foundation. The investment was converted into 32,853 shares of France Telecom and disposed of by the Company for a loss of approximately $280,000 in 2002.

      Pegasus and six other companies — Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels, Starwood Hotels and Priceline.com (“Priceline”) — were equal partners in Travelweb, LLC, (“Travelweb”) formerly known as Hotel Distribution System, LLC. This venture was formed in 2002 to

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model.

      On April 4, 2002, Pegasus entered into a three-year technology agreement with Travelweb to develop technology and provide services that automate the net-rate reservation and merchant model processes for Travelweb and participating hotels. During the year ended December 31, 2002, Pegasus contributed $1.8 million in cash and $361,000 in development costs to Travelweb. In addition, the Company transferred its consumer Internet site, TravelWeb.com, as part of the capital contribution to the venture. Because Pegasus was equal partners with six other companies and did not exercise significant influence, the investment in Travelweb was accounted for under the cost method. The investment was included in other noncurrent assets on the Consolidated Balance Sheet at December 31, 2003.

      On May 3, 2004 (the “Closing Date”), Pegasus and four other parties (collectively the “Sellers”) in Travelweb sold their interests to an affiliate of Priceline. Among other provisions, the purchase agreement provided that Pegasus and each other Seller (1) assign to Priceline each of their 14.286% interests on the Closing Date, and (2) receive (a) on the Closing Date, approximately $4.2 million in cash, and (b) on approximately the one-year anniversary of the Closing Date, if certain conditions are met, including Travelweb performance targets, shares of Priceline common stock with a value of approximately $4.7 million as of the Closing Date. The Priceline common shares are subject to certain restrictions on transfer for a period ending on the second anniversary of the Closing Date. Pegasus’ investment in Travelweb prior to sale was $2.2 million and was included in other noncurrent assets. Pegasus recorded a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter 2004. Pegasus does not currently anticipate that the conditions required to receive the shares of Priceline common stock will be met on the one-year anniversary of the Closing Date (see Note 14).

Stock-based employee compensation

      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As discussed in Note 10, the Company maintains stock option, restricted stock and employee stock purchase plans. Total compensation expense for these plans was $190,000, $571,000 and $798,000 for 2004, 2003, and 2002, respectively.

      The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	2004	2003	2002

Net income (loss), as reported	$7,985	$(1,832)	$(3,519)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	117	347	485
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,908)	(6,288)	(5,020)

Pro forma net income (loss)	$3,194	$(7,773)	$(8,054)
Net income (loss) per share, as reported:
Basic	$0.35	$(0.07)	$(0.14)
Diluted	$0.34	$(0.07)	$(0.14)
Net income (loss) per share, pro forma:
Basic	$0.14	$(0.31)	$(0.32)
Diluted	$0.14	$(0.31)	$(0.32)
Weighted average shares outstanding, as reported:
Basic	22,903	24,864	24,818
Diluted	23,215	24,864	24,818
Weighted average shares outstanding, pro forma:
Basic	22,903	24,864	24,818
Diluted	23,042	24,864	24,818

      The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company’s stock incentive awards. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation is amortized to expense over the vesting period.

      The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $5.45, $6.46 and $7.83 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Dividend yield	—	—	—
Expected volatility	53.0- 59.3%	59.3- 73.2%	73.2%
Risk-free rate of return	2.7-3.5%	2.1-2.9%	2.7-4.2%
Expected life	4.0 years	4.0 years	4.0 years

      The pro forma disclosures for 2004, 2003 and 2002 include approximately $143,000, $104,000 and $267,000, respectively, of compensation expense related to the Company’s Employee Stock Purchase Plan.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Dividend yield	—	—	—
Expected volatility	37.5%	45.0%	62.0%
Risk-free rate of return	1.30%	1.10%	2.18%
Expected life	0.5 year	0.5 year	1.0 year

      See Note 10 for further discussion of the Company’s stock-based employee compensation.

Revenues

      Pegasus’ service revenues are predominantly transaction-based and include reservation and commission processing fees charged to hotels and travel distributors, including travel agencies. Other revenues that are not based on transactions include membership, maintenance, marketing services and implementation fees. The Company accounts for its revenues under Staff Accounting Bulletin No. 104, “Revenue Recognition.”

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

      Reservation services. Reservation services revenues consist of central reservation system, or CRS, revenues. CRS revenues represent transaction fees as well as maintenance and support fees related to the Company’s RezViewTM software. Transaction fees are recognized when the guest stay occurs or at the transaction date depending on the contract terms. Maintenance and support fees are recognized ratably over the term of the customer contract.

      Financial services. Pegasus derives commission processing revenues by charging each participating travel agency a fee equal to a percentage of commissions paid to that agency through the commission processing service. The Company also generally charges participating hotels a fee based on the number of commissionable transactions processed. Revenues from travel agency fees can vary substantially from period to period based on the types of hotels at which reservations are made, fluctuations in overall room rates and commission percentages paid by hotels to travel agencies. Pegasus recognizes revenues from its commission processing service when earned.

      Distribution services. Pegasus derives revenues from its global distribution system (“GDS”) distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled (“net reservations”). As a hotel’s cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company’s balance sheets reflect unearned revenue for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The unearned revenue created during the early periods of the year is recognized by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Additionally, Pegasus generally charges new participants in the distribution service a one-time fee for work performed to establish the connection between a hotel’s central reservation system and the Pegasus electronic distribution technology. The Company recognizes these one-time fees over the life of the customer

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract, as they are not considered a separate unit of accounting. The Company also charges certain GDSs a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

      Pegasus derives its Internet distribution revenues by charging participating hotels transaction fees. For reservations that originate on Internet sites using our online distribution service, Pegasus charges hotels transaction fees based on the number of net reservations made at participating properties. Online distribution service customers also pay implementation fees, recognized ratably over the term of the customer contract. Monthly subscription and maintenance fees are recognized when earned.

      Property services. Property services revenues consist of maintenance and support fees from property management system (“PMS”) software obtained in the REZ and GETS acquisitions. In addition, property services revenues include fees from the PegasusCentral product, which are recognized monthly. Maintenance, support and training fees are recognized ratably over the term of the customer contract.

      Customer Reimbursements. Revenues applicable to customer reimbursements are primarily related to GDS fees that Pegasus pays on behalf of and subsequently bill our customers. In the future, if customers decide to pay the vendors directly, customer reimbursements revenue and customer reimbursements cost of services will decrease accordingly. Pegasus’ billings for out-of-pocket expenses, such as third-party vendor GDS and telecommunication charges, are classified as customer reimbursements, which is a component of total revenues, and the related costs are classified as customer reimbursements, which is a component of total costs of services.

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

Advertising costs

      Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2004, 2003 and 2002 was approximately $2.4 million, $1.9 million and $2.3 million, respectively.

Research and development

      Research and development expenses are charged to operations when incurred.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency

      Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the euro and the British pound relative to the U.S. dollar result in Pegasus earning more or less revenue and expending higher or lower expenses than it otherwise might have earned or spent if currency rates had remained stable.

Financial instruments

      The Company uses derivative financial instrument contracts to manage foreign exchange risks. The Company does not currently utilize hedge accounting with regard to these derivatives. Amounts receivable or payable under derivative financial instrument contracts are reported net on the consolidated balance sheet. As exchange rates fluctuate, gains and losses on contracts used to hedge existing assets and liabilities are recognized in the statements of operations as other income (expense).

      The carrying amounts of the Company’s financial instruments, other than convertible debt, reflected in the consolidated balance sheets at December 31, 2004 and 2003 approximate their respective fair values. The estimated fair value of the Company’s convertible debt at December 31, 2004 and December 31, 2003, approximated $71 million and $68 million, respectively, based on a third party quote, compared to a carrying amount of $75 million representing face value.

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

      Accounts receivables. The Company’s customers primarily include well-established hotel chains and travel agencies. The Company’s representation services customers primarily consist of independent hotels, some of which are located outside the United States. Some of these customers may not be financially viable. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its customers. The Company’s accounts receivable are monitored by management for collectibility, considering the payment history and known financial condition of the debtors. Accounts receivable are recorded net of an allowance for doubtful accounts that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in general and administrative expenses, totaled approximately $787,000, zero and $1.3 million in 2004, 2003 and 2002, respectively.

      Notes receivable. Pegasus has notes receivable related to the sale of business units to Indecorp Corporation (“Indecorp”) in 2000, which resulted in an agreement for a $6.0 million promissory note and a $2.8 million promissory note. Both promissory notes require monthly payments for a period of eight years commencing July 1, 2002 and bear interest at 7 percent. The Company’s notes receivable are monitored by management for collectibility, considering the payment history and known financial condition of the debtor. If the financial condition of the debtor was to deteriorate, resulting in an impairment of their ability to make payments, Pegasus may incur an expense to increase its allowance for doubtful accounts and may receive less cash than expected.

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

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net income (loss) per share

      Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. For the calculation of diluted net income per share for the year ended 2004, weighted average shares outstanding are increased by approximately 312,000 shares, reflecting the dilutive effect of stock options and unvested restricted stock. The effect of stock options is not included in the calculation of diluted net loss per share for the years ended December 31, 2003 and 2002, as the effect would be anti-dilutive. Weighted average shares issuable upon the exercise of stock options that were excluded from the diluted per share calculation because the effect would be anti-dilutive were 2.5 million, 5.1 million and 4.3 million in 2004, 2003 and 2002, respectively. Also, for the year ended December 31, 2002, 98,400 shares of restricted stock that vested in 2003 were not included in the calculation of diluted net loss, as the effect would be anti-dilutive. No dilution for convertible debt was included in the 2004 or 2003 calculations, as the effect would be anti-dilutive.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. Auction rate securities totaling $16.9 million which were previously classified as cash and cash equivalents in the Consolidated Balance Sheet as of December 31, 2003 are classified as a separately stated current asset. Bad debt expense of $1.3 million for 2002 is classified as a general and administrative expense in the current year presentation compared to cost of services in prior year presentations. No bad debt expense was recorded in 2003. In the prior year Consolidated Statements of Cash Flows, landlord paid tenant improvements of $524,000 in 2003 and $4.1 million in 2002 were classified as a noncash investing activity. In the current year presentation, landlord paid tenant improvements are included as a cash inflow in net cash provided by operating activities and a cash outflow in net cash used in investing activities. The Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002, currently reflects the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents. This change in classification resulted in additional net cash used in investing activities of $12.0 million for 2003 and $1.4 million for 2002.

Recently issued accounting standards

      During the September 2004 meeting of the Emerging Issues Task Force (“EITF”), a consensus was reached on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires companies to include certain convertible debt and equity instruments previously excluded into their calculations of diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time the applicable convertible instruments were outstanding. Our contingently convertible debt issued in 2003 may be included in the Company’s diluted net income per share calculations in the future; however, the application of EITF 04-8 did not impact the calculation of net income (loss) per share for the years ended December 31, 2004 and 2003, as the effect would be anti-dilutive.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating this revision to determine the impact on its consolidated financial statements. However, it is expected to have a negative effect on consolidated net income.

2.	Restructure Costs

      On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which was completed during 2003, included the elimination of redundant positions and consolidation of certain facilities. The elimination of redundant positions represented approximately 10 percent of the Company’s workforce, primarily due to the integration of support functions. During 2003, the Company recorded restructure charges of $5.9 million, composed of one-time termination benefits totaling $4.4 million and facilities-related and other charges totaling $1.5 million.

      During 2004, approximately $780,000 was paid in cash or settled, and an additional $148,000 was accrued. As of December 31, 2004 and 2003, unpaid restructure costs of approximately $208,000 and $840,000, respectively, consisting primarily of facilities and related costs, are included in other liabilities.

3.	Acquisitions

Unirez, Inc.

      On December 1, 2003, Pegasus completed the acquisition of all of the outstanding securities of Unirez, which was accounted for under the purchase method of accounting. Accordingly, Unirez’s results of operations subsequent to the acquisition date are included in the Company’s consolidated financial statements.

      The purchase price was approximately $38.0 million, which includes approximately $333,000 in acquisition costs. Under the stock purchase agreement, Pegasus delivered to the security holders of Unirez, on a pro-rata basis, $35 million in cash on the purchase date and recorded an additional amount payable to Unirez shareholders of $2.7 million. Pegasus paid $1.3 million of the amount payable on December 1, 2004. Pegasus utilized cash proceeds from its previously completed convertible debt offering to fund the acquisition. The acquisition qualifies for a joint election tax benefit under Section 338(h)(10), which allows goodwill to be fully deductible for tax purposes over a period of 15 years.

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

      The preliminary allocations of fair value of assets acquired and liabilities assumed at the acquisition date have been finalized. Adjustments were made to other long term assets, accounts payable and other accrued

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, resulting in a net decrease to goodwill of $91,000. The fair value of assets acquired and liabilities assumed at the acquisition date is summarized below (in thousands):

Tangible assets:
Cash and cash equivalents	$1,000
Accounts receivable and other current assets	2,807
Property and equipment — software	5,480
Property and equipment — other, net	399
Other assets-long term	589

Total tangible assets	10,275
Intangible assets:
Customer relationships	4,620
Non-compete agreements	2,300
Goodwill	24,222

Total intangible assets	31,142
Liabilities assumed:
Accounts payable and other accrued liabilities	(3,079)
Unearned revenue	(180)
Other liabilities-long term	(116)

Total liabilities assumed	(3,375)

Net assets acquired	$38,042

      The purchase price allocations to intangible assets and software have estimated useful lives and estimated annual amortization as follows (in thousands):

		Estimated	Calculated
		Useful	Annual
	Amount	Life	Amortization

Customer relationships	$4,620	7 years	$660
Software	5,480	5 years	1,096
Non-compete agreement	2,300	4 years	575

      The following unaudited pro forma summary combines the consolidated results of operations of Pegasus and Unirez for the years ended December 31, 2003 and 2002 as if the acquisition had occurred at the beginning of 2002 after giving effect to certain pro forma adjustments. This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, nor is it indicative of the results of operations which may occur in the future (in thousands, except per share amounts).

	Unaudited

	2003	2002

Net revenues	$185,372	$198,556
Net loss	(1,389)	(4,785)
Net loss per share	(0.06)	(0.19)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Distribution System Limited

      In September 2003, Pegasus acquired all of the stock of Total Distribution System Limited (“TDS”), a UK developer of tour operator software applications, for approximately $1.7 million. Pegasus delivered to the security holders of TDS, on a pro-rata basis, approximately $950,000 in cash on the closing date, and recorded a purchase price obligation of approximately $750,000, which represents the minimum additional purchase price payable at a future date subject to certain conditions. Contingent upon certain performance targets in the first and second year, as defined, TDS shareholders could be entitled to cash payments of up to $1.7 million in addition to the aforementioned $750,000. The Company paid $250,000 of the remaining purchase price during 2004. The Company allocated the entire purchase price to the primary asset acquired, TDS’ internally developed software. This acquisition was not material to the Company’s results of operations.

4.	Goodwill and Intangible Assets

      As of December 31, 2004 and 2003, goodwill totaled $163.6 million and $164.1 million, respectively. In accordance with SFAS 142, goodwill is subject to an annual impairment test. Based on the periodic impairment test conducted as of September 30, 2004, the Company does not believe goodwill is impaired.

      Pegasus’ adoption of SFAS 142 had no effect on the Company’s acquired identifiable intangible assets that are subject to amortization. The following table presents those intangible assets at December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004		December 31, 2003

	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Customer relationships	$56,996	$(53,091)	$56,996	$(52,431)
Non-compete agreements	6,120	(4,215)	6,120	(2,878)
Other	48	(31)	48	(24)

Total	$63,164	$(57,337)	$63,164	$(55,333)

      During the years ended December 31, 2004, 2003 and 2002 the Company recorded amortization expense in relation to the above-listed intangible assets of $2.0 million, $5.1 million and $18.0 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2005	$1,452
2006	1,262
2007	1,191
2008	660
2009	660
Thereafter	602

Total	$5,827

      See Notes 3 and 12 for discussion of changes made to Goodwill to reflect the finalization of purchase accounting and changes in the tax valuation allowance.

5.	Marketable Securities

      Marketable securities held by the Company at December 31, 2004 and 2003 are classified as available-for-sale and consist of corporate debt and equity securities and obligations issued by governments and agencies. Realized gains and losses are determined on a specific identification basis. At December 31, 2004,

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million of corporate debt securities and $4.0 million in government agency securities have contractual maturities in 2005 and are classified as short-term investments; $5.7 million of auction rate securities are classified as a separately stated current asset; and all other marketable securities are classified as other noncurrent assets. At December 31, 2003, $2.0 million of corporate debt securities and $2.0 million of government agency securities had contractual maturities in 2004 and are classified as short-term investments; $16.9 million of auction rate securities are classified as a separately stated current asset; and all other marketable securities are classified as other noncurrent assets. The amortized cost and fair value of marketable securities at December 31, 2004 and 2003 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004
Corporate debt securities	$3,061	$—	$(8)	$3,053
Debt securities issued by the U.S. Treasury or other U.S. Government Corporations and agencies	1,996	—	(9)	1,987
Debt securities issued by states of the U.S. and political subdivisions of the states	2,000	4	—	2,004
Auction rate securities	7,300	—	—	7,300

Total marketable securities	$14,357	$4	$(17)	$14,344

December 31, 2003
Corporate debt securities	$5,238	$6	$—	$5,244
Debt securities issued by the U.S. Treasury or other U.S. Government Corporations and agencies	4,000	14	(3)	4,011
Debt securities issued by states of the U.S. and political subdivisions of the states	2,000	1	(1)	2,000
Equity securities	16	—	(15)	1
Auction rate securities	19,044	—	—	19,044

Total marketable securities	$30,298	$21	$(19)	$30,300

6.	Derivative Financial Instruments

      To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2004. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of forward exchange contracts to sell foreign currencies in place as of December 31, 2004 is as follows (in thousands):

Euro	$11,251
British pound	3,977
Swedish krona	663
Japanese yen	602
Swiss franc	397
Singapore dollar	342
Australian dollar	272
Canadian dollar	232
Hong Kong dollar	127
South African rand	45
Danish krone	36

Total	$17,944

      All contracts included above matured no later than February 2005. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2004. During the fiscal year ended December 31, 2003, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature. As of December 31, 2003, Pegasus had approximately $14.3 million in sell forward exchange contracts and $666,000 in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2004 compared to December 31, 2003 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables.

7.	Property and Equipment

      Property and equipment at December 31 consisted of the following (in thousands):

			Estimated
	2004	2003	Useful Life

Software	$131,434	$108,894	3 to 7 years
Computer equipment	24,269	25,222	3 to 4 years
Leasehold improvements	14,495	13,646	Lease term
Furniture and equipment	6,589	6,655	7 years
Office equipment	3,575	3,835	4 years

	180,362	158,252
Less: accumulated depreciation and amortization	(100,036)	(82,778)

Property and equipment, net	$80,326	$75,474

      Depreciation and amortization expense for property and equipment was $20.4 million, $22.9 million and $30.1 million for 2004, 2003 and 2002, respectively.

8.	Convertible Debt

      On July 21, 2003, the Company issued convertible senior notes totaling $75 million in principal through a private placement. These notes bear interest at an annual rate of 3.875 percent, payable semi-annually in cash

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in arrears, through the maturity date of July 15, 2023. Each note is convertible into Pegasus’ common stock at a conversion price of approximately $20.13 per share (equal to an initial conversion rate of approximately 49.6808 shares per $1,000 principal amount of notes), subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if (i) the price of Pegasus’ common stock reaches specified thresholds; (ii) the notes have been called for redemption; or (iii) specified corporate transactions occur, including, without limitation, certain acquisitions, mergers or asset sale transactions. The notes and the indenture in connection therewith contain no covenants by the Company to maintain any minimum level of liquidity or any financial ratios.

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

      Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004 and $2.1 million at December 31, 2003, collateralizing the leases for the Dallas and Scottsdale offices. During 2004, as a result of an annual decrease related to the Dallas facility letter of credit, the balance was reduced by $450,000. Subsequent to year end, there was a further reduction of $450,000, releasing the letter of credit for the Dallas facility in full and replacing it with a deposit of $181,000.

9.	Stockholders’ Equity

      During 2004, a total of 4.7 million shares were repurchased for a total aggregate cost of $55.7 million under three separate Board approved plans. On February 3, 2004, the Board of Directors authorized a share buy-back plan for the repurchase of up to 2.5 million shares of Pegasus’ common stock, and these shares were purchased for an aggregate purchase price of $29.0 million. On May  25, 2004, the Board of Directors authorized a second share buy-back plan for the repurchase of up to 1.5 million shares of Pegasus’ common stock, which were purchased for an aggregate purchase price of $19.0 million. On November 5, 2004, the Board of Directors authorized a third share buy-back plan for the repurchase of up to 1.5 million shares of Pegasus’ common stock, and as of December 31, 2004, 661,000 shares were repurchased for an aggregate purchase price of $7.7 million. Stock buy-backs under all of these plans were made under corporate Securities and Exchange Commission Rule 10b5-1 stock repurchase plans, which allowed Pegasus to repurchase shares, subject to certain conditions, even during blackout periods. From January 1, 2005 to February 28, 2005, the Company purchased approximately 408,000 shares for an aggregate purchase price of $4.9 million, leaving approximately 431,000 shares available to be repurchased.

      Shares repurchased under Board-approved plans are cancelled.

10.	Stock-Based Compensation

      In accordance with the Company’s 1996 stock option plan (“1996 Plan”), amended and approved by stockholders in March 1997, options to purchase 1.3 million shares of the Company’s common stock may be granted to Company employees. In accordance with the Company’s 2002 stock incentive plan (“2002 Plan”), approved by stockholders in May 2002, options to purchase shares of the Company’s common stock and restricted awards may be granted to Company employees, non-employee directors and consultants. The 2002 Plan provides that the number of shares reserved for issuance as options or restricted stock will be replenished by an amount equal to 4 percent of the fully diluted shares of Company stock, as defined, outstanding as of the

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2004 was approximately 27.4 million. The 2002 Plan also authorizes the grant of restricted stock each year, not to exceed 2.5 percent of the number of shares reserved for issuance under the 2002 Plan. As of December 31, 2004, shares available for grant under the Company’s stock option plans were approximately 1.4 million.

      In June 2002, the Compensation Committee of the Board of Directors granted 98,400 shares of restricted stock to certain executives and members of the Board of Directors. Based on the market value of the Company’s common stock, the restricted stock grant was valued at approximately $1.3 million. Compensation expense related to the restricted stock grant was recognized ratably over the one year vesting period. Options granted under the 1996 and 2002 Plans (collectively “the Plans”) may be in the form of incentive stock options or nonqualified stock options. The Compensation Committee administers the Plans and determines grant prices. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee directors vest and expire as determined by the Compensation Committee. Options granted under the 1996 Plan before September 15, 1999 expire in December 2005. Options granted to Company employees under the 2002 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after September 15, 1999 under the Plans expire ten years from the date of grant. The Company’s authorized but unissued common stock is used for issuance of shares as stock options are exercised.

      In May 2004, the Compensation Committee of the Board of Directors granted 41,875 shares of restricted stock to certain executives. Based on the market value of the Company’s common stock, the restricted stock grant was valued at approximately $477,000. Compensation expense related to the restricted stock grant will be recognized ratably over a four year vesting period.

      The following table summarizes activity under the Company’s stock option plans during the years ended December 31 (in thousands, except per share amounts):

	Number of Company			Weighted Average Exercise
	Options			Price Per Share

	2004	2003	2002	2004	2003	2002

Options outstanding at beginning of year	5,262	4,370	3,830	$12.76	$12.88	$12.23
Granted	1,537	1,792	1,027	11.72	12.03	13.70
Exercised	(622)	(278)	(293)	7.77	6.65	6.02
Canceled	(1,271)	(622)	(194)	14.61	16.95	16.39

Options outstanding at end of year	4,906	5,262	4,370	$12.50	$12.75	$12.88

Options exercisable at end of year	2,255	2,401	1,810	$13.24	$13.44	$12.57

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information for stock options outstanding at December 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.34	133	1.0 years	$1.34	133	$1.34
$2.07	17	1.0 years	2.07	17	2.07
$6.33-$8.90	496	5.5 years	7.68	386	7.54
$9.69-$14.28	3,603	8.4 years	12.15	1069	12.48
$14.59-$18.63	417	5.4 years	17.92	410	17.92
$22.67-$29.02	240	4.1 years	25.24	240	25.24

$1.34-$29.02	4,906	7.4 years	$12.50	2,255	$13.24

      In May 1998, the Company’s stockholders approved the Pegasus Solutions, Inc. 1997 Employee Stock Purchase Plan (the “Stock Plan”). The Company has reserved 750,000 shares of its common stock for purchase by employees pursuant to the terms of the Stock Plan. Eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10 percent of their regular salary or wages withheld for the purpose of purchasing the Company’s common stock. Under the Stock Plan, an eligible participating employee will be granted an option at the beginning of each plan period (the “Offering Commencement Date”) to purchase at the end of the plan period (the “Offering Termination Date”) shares of common stock using the amounts that have accumulated from the employee’s payroll deductions made during the plan period at a price that is 85 percent of the closing price of the common stock on the Nasdaq National Market or any other national securities exchange on the Offering Commencement Date or the Offering Termination Date, whichever is lower. Through 2003, the plan was administered on an annual basis. Beginning in 2003, the Company began offering its employees the ability to participate in the Stock Plan on a semi-annual basis under similar terms as described above. During 2004, 2003 and 2002, approximately 53,000, 66,000 and 65,000 shares were issued under the Stock Plan, respectively.

11.	Employee Benefit Plans

Employee Defined Contribution Plans

      In the United States, the Company sponsors a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering all employees, with exceptions as defined by the 401(k) Plan. The 401(k) Plan allows eligible employees to defer receipt of up to 25 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately. Each payroll period, the Company makes discretionary matching contributions for employees’ annual contributions of up to 100 percent of the first 5 percent of employees’ compensation contributed. The Company’s matching contributions vest one-third per year for three years. After three years of employment, an employee is fully vested in all Company matching contributions.

      In the United Kingdom, the Company sponsors a defined contribution retirement plan known as the Utell Limited Group Personal Pension Plan (the “Utell Defined Contribution Plan”). The Utell Defined Contribution Plan covers all full-time and part-time employees not covered within the defined benefit plan described below, regardless of length of service, as well as temporary employees after more than three months service. Eligible employees may elect to participate at any time during their employment. The Company

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

makes discretionary matching contributions for employees’ annual contributions of 6 percent of the employee’s basic salary when the employee contribution levels are 3 percent or above, and 4 percent when employee contributions are 2 percent. Inclusive of company matching contributions, participants can contribute from 17.5 to 40 percent of their total pensionable earnings (as defined in the plan) to various investment funds.

      During 2004, 2003 and 2002, the Company contributed $1.4 million, $1.8 million and $1.9 million, respectively, to the 401(k) Plan. During 2004, 2003, and 2002, the Company contributed approximately $331,000, $160,000 and $228,000, respectively, to the Utell Defined Contribution Plan.

United Kingdom Defined Benefit Plan

      In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the “Utell Defined Benefit Plan”). The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation. The Company’s projected 2005 contributions to the Utell Defined Benefit Plan are approximately $219,000.

Executive Retirement Program

      Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan (the “SERP”). The SERP was effective January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP.

      During 2002, the Board of Directors adopted an Executive Retirement Program, consisting of an amended and restated SERP and the new Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the “DCP”). The amendment to the SERP, which reduced the Company’s benefit obligation, was accounted for as a negative plan amendment in accordance with SFAS 87, “Employers’ Accounting for Pensions.” The DCP is a defined contribution plan that provides supplemental retirement benefits to certain management employees of the Company. During 2004, 2003 and 2002, the Company recorded expenses of approximately $600,000, $527,000 and $114,000, respectively, related to the DCP.

      Commencing in 2003, the Company is obligated to make annual cash payments to a trust associated with benefits earned under the Executive Retirement Program. Cash payments to the trust in 2004 totaled approximately $235,000 related to the SERP and $416,000 related to the DCP. Cash payments to the trust in 2003 totaled approximately $1.1 million related to the SERP and $817,000 related to the DCP. For 2005, the Company is required to make payments to the trust for the SERP of approximately $187,000; however, the Company may, at its discretion, fund additional amounts. The Company expects that contributions to the trust related to the DCP in 2005 will total approximately $437,000. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in the Company’s ongoing operations.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Obligations, Plan Assets and Funded Status

      Pegasus uses a January 1 measurement date for the SERP and the Utell Defined Benefit Plan. For each defined benefit plan, the following tables provide a statement of funded status as of December 31, 2004 and 2003, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended (in thousands):

			Utell Defined
	SERP		Benefit Plan

	2004	2003	2004	2003

Benefit obligation at beginning of year	$4,090	$3,330	$9,757	$10,634
Service cost	172	178	297	474
Interest cost	269	225	536	585
Plan participants’ contributions	—	—	89	132
Actuarial loss (gain)	381	357	2,259	(2,702)
Benefits paid	(340)	—	(13)	(106)
Exchange rate loss	—	—	845	987
Curtailment	(189)	—	—	(508)
Settlement	—	—	—	261

Benefit obligation at end of year	$4,383	$4,090	$13,770	$9,757

Fair value of plan assets at beginning of year	$—	$—	$9,646	$7,220
Actual return on plan assets	—	—	814	1,097
Employer contribution	340	—	222	328
Plan participants’ contributions	—	—	89	132
Benefits paid	(340)	—	(13)	(106)
Exchange rate loss	—	—	863	975

Fair value of plan assets at end of year	$—	$—	$11,621	$9,646

Funded status	$(4,383)	$(4,090)	$(2,149)	$(111)
Unrecognized actuarial loss (gain)	2,027	1,875	806	(1,234)
Unrecognized prior service cost	(386)	(501)	—	—
Additional minimum pension liability	(1,608)	(1,374)	—	—

Net amount recognized	$(4,350)	$(4,090)	$(1,343)	$(1,345)

      The accumulated benefit obligation for the SERP was $4.4 million at December 31, 2004 and $4.1 million at December 31, 2003. The accumulated benefit obligation for the Utell Defined Benefit Plan was $11.6 million at December 31, 2004 and $9.1 million at December 31, 2003.

      As a result of changes in executive management, during the first quarter of 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

      During 2003, the benefit obligation for the Utell Defined Benefit Plan was reduced by a $1.7 million actuarial gain related to the estimated age at which benefits will be paid to participants. Also during 2003, the Company recognized a curtailment gain of $508,000 and a settlement loss of $261,000 for the Utell Defined

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Plan under SFAS 88, as a result of a significant decrease in the number of active participants due to the Company’s 2003 strategic integration plan.

      The Company had additional minimum liabilities applicable to the SERP for the excess of the plans’ unfunded accumulated benefit obligation over the plans’ unfunded accrued pension cost of approximately $1.6 million at December 31, 2004 and $1.4 million at December 31, 2003. Other comprehensive income (loss) of approximately ($152,000), $871,000 and ($1.7) million, net of tax, was recorded for 2004, 2003 and 2002, respectively, related to additional minimum liabilities.

      The assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2004 and 2003 are as follows:

			Utell Defined
	SERP		Benefit Plan

	2004	2003	2004	2003

Discount rate	6.25%	6.75%	5.3%	5.5%
Expected return on plan assets	N/A	N/A	7.0%	7.0%
Rate of compensation increase	5.0%	5.0%	4.3%	3.8%

Net Periodic Benefit Costs

      The following table provides the components of net periodic benefit costs for the three years ended December 31, 2004 (in thousands):

	SERP			Utell Defined Benefit Plan

	2004	2003	2002	2004	2003	2002

Service cost	$173	$178	$511	$297	$474	$704
Interest cost	269	225	289	536	585	486
Expected return on plan assets	—	—	—	(685)	(530)	(575)
Amortization of prior service cost	(34)	(49)	99	—	—	—
Recognized net actuarial loss	128	116	91	(26)	486	24
Curtailment gain	(162)	—	—	—	(508)	—
Settlement loss	—	—	—	—	261	—

Net periodic benefit cost	$374	$470	$990	$122	$768	$639

      The principal assumptions used in the measurement of the net benefit costs for the three years ended December 31, 2004 are as follows:

				Utell Defined
	SERP			Benefit Plan

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	6.75%	5.5%	5.5%	5.5%
Expected return on plan assets	N/A	N/A	N/A	7.0%	7.0%	7.0%
Rate of compensation increase	5.0%	5.0%	5.0%	3.8%	3.8%	3.8%

Investment Policy and Asset Allocation for Utell Defined Benefit Plan

      The investment policy for the Utell Defined Benefit Plan is to achieve an above average rate of return compatible with an acceptable level of risk. The target asset allocation reflects a profile that the Company

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines will best meet obligations and includes primarily equity securities. The allocation of assets for the Utell Defined Benefit Plan as of December 31, 2004 and 2003 follows:

	2004	2003

Equity securities	86.5%	86.4%
Debt securities	8.0%	10.4%
Other	5.5%	3.2%

Total	100.0%	100.0%

Estimated Future Benefits Payable

      The Company estimates that the future benefits payable are as follows at December 31, 2004 (in thousands):

		Utell Defined
	SERP	Benefit Plan

Fiscal year ended December 31:
2005	$340	$17
2006	340	19
2007	340	19
2008	—	31
2009	—	31
Next five fiscal years to December 31, 2014	—	578

12.	Income Taxes

      Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions (in thousands):

	2004	2003	2002

Domestic income (loss) before taxes	$5,194	$(4,512)	$(12,849)
Foreign income before taxes	7,937	1,775	7,215

Total income (loss) before taxes	$13,131	$(2,737)	$(5,634)

      The components of the income tax expense (benefit) for years ended December 31 were as follows (in thousands):

	2004	2003	2002

Current expense:
Foreign	$1,532	$446	$1,753
Deferred expense (benefit):
Federal	2,718	(1,078)	(3,944)
State	565	(213)	(818)
Foreign	331	(60)	894

	3,614	(1,351)	(3,868)

Expense (benefit) for income taxes	$5,146	$(905)	$(2,115)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes based on the federal statutory rate and the income tax expense (benefit) is summarized as follows for the years ended December 31:

	2004	2003	2002

Expected income tax expense (benefit)	35.0%	(35.0)%	(35.0)%
State income taxes	1.8%	(5.0)%	(9.4)%
Permanent differences	2.6%	7.9%	6.9%
Other, net	(0.2)%	(0.9)%	—

Expense (benefit) for income taxes	39.2%	(33.0)%	(37.5)%

      Deferred taxes consisted of the following at December 31 (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$5,573	$5,596
Bad debt reserves	833	540
Benefit plan obligations	1,659	1,600
Income tax credits	197	197
Rent and other accruals	3,672	3,259
Stock option compensation expense	522	955
Other	348	342

Gross deferred tax assets	12,804	12,489
Valuation allowance	—	(444)

Deferred tax assets, net of valuation allowance	12,804	12,045

Deferred tax liabilities:
Acquired intangible assets	(341)	(673)
Depreciation and amortization	(12,459)	(8,799)
Equity investment	—	(1,092)

Gross deferred tax liabilities	(12,800)	(10,564)

Deferred income tax assets, net of deferred tax liabilities	$4	$1,481

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The valuation allowance at December 31, 2003 is related to various deferred tax assets established with the acquisition of Rez, Inc. As of December 31, 2004, management believes it is more likely than not that the remaining balance of these deferred tax assets will be realized. As a result, the valuation allowance of $444,000 as of December 31, 2003 has been released during 2004 with a corresponding decrease to goodwill.

      At December 31, 2004 and 2003, the Company had federal net operating loss carryforwards of approximately $26 million and $25 million, respectively. Foreign net operating loss carry forwards for the respective periods were approximately $745,000 and $1.8 million as of such dates. The federal net operating loss carryforwards that existed at December 31, 2004 will begin to expire in 2019. The foreign net operating loss carryforwards that existed at December 31, 2004 will begin to expire in 2005. Utilization of the net

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards may be limited by the separate return loss rules and could be affected by ownership changes which have occurred or could occur in the future.

      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to receive repatriations of accumulated earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends from certain qualifying foreign corporations. The deduction is subject to a number of limitations, and uncertainty presently remains about how to interpret and implement numerous provisions in the Act. As of December 31, 2004, the Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not presently intend to repatriate such earnings. The Company has not yet determined and is presently unable to estimate the magnitude of the benefit, if any, it may receive under these provisions of the Act. An analysis of the potential tax impact will be completed as further guidance is provided by the Department of Treasury. If undistributed earnings of foreign subsidiaries were to be repatriated, such earnings could be subject to foreign withholding taxes and residual income taxes.

13.	Commitments and Contingencies

      The Company leases its corporate office space and certain office equipment under non-cancelable lease agreements. The Company incurred rent expense of approximately $8.9 million, $8.8 million and $9.3 million in 2004, 2003 and 2002, respectively.

      Approximate future minimum lease payments, including landlord paid tenant improvements, at December 31, 2004, under non-cancelable lease agreements with original terms exceeding one year, were as follows (in thousands):

Fiscal Year Ended December 31,

2005	$9,068
2006	8,628
2007	7,803
2008	7,994
2009	7,605
Thereafter	20,387

Total	$61,485

      Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2004.

      Funds for travel agency commission checks that have not cleared the Company’s processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. Liabilities are recorded upon the Company’s receipt of the funds from the bank, and total $7.4 million and $6.1 million at December 31, 2004 and 2003, respectively.

      Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Parties

      One Director of the Company serves as an executive vice president within Marriott International, Inc. (“Marriott”). In 2004, 2003 and 2002, the Company received $3.4 million, $4.5 million and $3.7 million, respectively, from Marriott and its affiliates for reservation, distribution and representation services. During the same years, the Company paid Marriott $1.4 million, $1.6 million and $1.5 million, respectively, for consolidating commission data and funds from its properties. At December 31, 2004 and 2003, receivables from Marriott approximated $232,000 and $345,000, respectively.

      Another Director of the Company serves as a senior vice president for both Hyatt Corporation, the parent company of Hyatt Hotels Corporation, and AIC Holding Co., the parent company of Hyatt International Corporation (“Hyatt”). In 2004, 2003 and 2002, the Company received $804,000, $1.1 million and $639,000, respectively, from Hyatt for reservation, distribution and financial services. At December 31, 2004 and 2003, receivables from Hyatt approximated $53,000 and $77,000, respectively.

      Another Director of the Company serves as Chief Executive Officer of Affiliated Computer Services, Inc. (“ACS”). In 2004 and 2003, the Company paid ACS $1.1 million and $421,000, respectively, for services provided in connection with our financial services and, beginning in September 2004, enterprise resource planning system support. At December 31, 2004 and 2003, payables to ACS approximated $83,000 and $130,000 respectively.

      In conjunction with the formation of Travelweb in 2002, the Company contributed its Internet site, Travelweb.com, to Travelweb, and invested $2.2 million in Travelweb, including $1.8 million of cash and $361,000 of technology development costs. The Company’s Chief Executive Officer served as Chairman of the Board of Directors of Travelweb. During 2002, the Company received $1.5 million for technology development and $336,000 for reservation services and financial services from Travelweb. The Company received payments for distribution services of $2.0 million in 2003 and $1.4 million in 2004 from Travelweb. At December 31, 2003, receivables from Travelweb were $394,000. On May 3, 2004, Pegasus sold its interest in Travelweb to an affiliate of Priceline and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

15.	Segment Disclosures

      In 2003, Pegasus completed a restructure to integrate its technology and hospitality segments into one operating unit. As a result, Pegasus has integrated support functions, including sales and marketing, product development, service delivery, reservation/data management, information technology, finance and human resources functions. Because the Company’s management approach, organizational structure, operating performance assessment and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes required disclosures about revenue by service line and geographic location. During the years ended December 31, 2004, 2003 and 2002, service line revenues were (in thousands):

	2004	2003	2002

Representation services	$71,855	$57,409	$64,071
Reservation services	37,275	38,349	54,309
Financial services	33,699	30,244	29,904
Distribution services	27,329	28,764	23,941
Property services	4,707	6,479	6,544

Total service revenues	174,865	161,245	178,769
Customer reimbursements	15,253	11,485	11,181

Total revenues	$190,118	$172,730	$189,950

      The following table presents revenue by geographic location for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Domestic	$111,243	$104,570	$113,759
International, primarily United Kingdom	78,875	68,160	76,191

Total revenue	$190,118	$172,730	$189,950

      The following table presents net book value of tangible long-lived assets by geographic location for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004	%	2003	%

Domestic	$18,912	91%	$22,209	88%
International, primarily United Kingdom	1,959	9%	3,118	12%

Total long-lived assets	$20,871	100%	$25,327	100%

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations (unaudited)

      The following table summarizes the consolidated quarterly results of operations for 2004 and 2003 (in thousands):

	Quarters Ended

	March 31	June 30	September 30	December 31

2004
Service revenues	$41,845	$45,860	$45,574	$41,586
Customer reimbursements	3,479	4,141	3,929	3,704

Total revenues	45,324	50,001	49,503	45,290
Costs of services (exclusive of depreciation and amortization)	27,775	27,873	26,912	25,386
Income (loss) before provision for income taxes	(1,538)	5,461	5,481	3,727
Net income (loss)	(979)	3,403	3,786	1,775
Basic net income (loss) per share	(0.04)	0.15	0.17	0.08
Diluted net income (loss) per share	(0.04)	0.14	0.17	0.08
Basic weighted average shares outstanding	24,456	23,230	22,131	21,556
Diluted weighted average shares outstanding	24,456	23,527	22,498	21,830
2003
Service revenues	$38,390	$40,104	$42,868	$39,883
Customer reimbursements	2,523	2,827	2,892	3,243

Total revenues	40,913	42,931	45,760	43,126
Costs of services (exclusive of depreciation and amortization)	24,013	24,479	24,033	24,167
Income (loss) before provision for income taxes	(9,951)	(603)	6,425	1,392
Net income (loss)	(6,277)	(17)	3,847	615
Basic and diluted net income (loss) per share	(0.25)	(0.00)	0.15	0.02
Basic weighted average shares outstanding	24,651	24,768	24,986	25,044
Diluted weighted average shares outstanding	24,651	24,768	25,711	25,404

      In accordance with SFAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Costs of services presented for the quarters ended March 31, June 30 and September 30, 2004 have changed from amounts previously reported due to a reclassification of $24,000, $248,000, and $207,000, respectively, of bad debt expense as a general and administrative expense instead of a cost of services. No bad debt expense was recorded in 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that it is able to record the information it is required to disclose in the reports it files with the SEC, and to process, summarize and report this information within the time periods specified in the rules and forms of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods and to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control over Financial Reporting. During the Company’s fourth fiscal quarter, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Management’s Report on Internal Control over Financial Reporting. The Company maintains a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

      Based on their evaluation of the Company’s internal control over financial reporting, the Company’s management along with the Chief Executive and Chief Financial Officers concluded that the Company’s internal control over financial reporting is effective as of December 31, 2004.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Item 9B.	Other Information

      Effective as of March 8, 2005, the Compensation Committee of the Board of Directors of Pegasus established a bonus plan for 2005 pursuant to which the executive officers are eligible to receive an annual cash bonus subject to the attainment of certain Company and individual performance criteria during the 2005 fiscal year. The amount of the annual cash bonus is based on a percentage of each executive’s annual salary, with the target amount per year for each particular executive ranging from 25% to 100% of the executive’s annual base salary (the “Target Bonus”). The specific percentage of the Target Bonus to be awarded an executive is based upon a 2005 adjusted earnings per share (“adjusted EPS”) goal and the achievement of individualized goals specific to each executive officer, such as improving customer satisfaction, delivering key projects within timing and budget goals, managing and reducing certain expenditures, achieving specific revenue goals and achieving specified growth goals with respect to certain service offerings (the “Individualized Targets”). A percentage of the Target Bonus is attributable to the adjusted EPS goal and each Individualized Target. Failure of the Company to achieve the adjusted EPS goal or failure of the executive to achieve the Individualized Targets could result in elimination or reduction of the bonus depending upon the percentage attributable to the unmet performance criteria. The executive is eligible to receive a specified percentage of the Target Bonus in excess of the Target Bonus in the event the executive satisfies all of the Individualized Targets and the Company exceeds its adjusted EPS goal. Each of the current executive officers of the Company listed in the Company’s proxy statement is eligible under the bonus plan. However, there is no formal agreement with respect to each executive’s annual bonus, the payment of which is ultimately discretionary as determined by the Compensation Committee. The Company uses adjusted EPS in connection with the bonus plan because it believes this measure enables a more thorough evaluation of the Company’s current performance as compared to past performance and provides a better baseline for assessing the Company’s future earnings expectations.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item appears in our definitive proxy statement for our 2005 annual meeting of Stockholders under the captions “Nominees for Directors,” “Directors Continuing in Office,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Statement of Corporate Governance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item appears in our definitive proxy statement for our 2005 annual meeting of stockholders under the caption “Named Executive Officers’ Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

      The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of Pegasus are authorized for issuance. See Note 10 to the Consolidated Financial Statements for information regarding the material features of these plans.

(c)

	(a)		Number Of
Securities
	Number Of		Remaining Available
	Securities To Be	(b)	For Future Issuance
	Issued Upon		Under Equity
	Exercise Of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price Of	(1), (2) (Excluding
	Options, Warrants	Outstanding	Securities Reflected
	And Rights	Options, Warrants	In Column (a))
Plan Category	(In Thousands)	And Rights	(In Thousands)

Equity compensation plans approved by security holders	4,906	$12.50	1,809
Equity compensation plans not approved by security holders	—	—	—

Total	4,906	$12.50	1,809

(1)	The Company’s stock option plan provides that the number of shares which may be awarded as options under the 2002 Plan will be replenished by an amount equal to 4 percent of the number of shares outstanding, as defined, the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2004 was approximately 27.4 million.

(2)	Includes shares of common stock available for issuance under the Company’s Employee Stock Purchase Plan.

      Other information required by this item appears in our definitive proxy statement for our 2005 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item appears in our definitive proxy statement for our 2005 annual meeting of stockholders under the caption “Certain Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item appears in our definitive proxy statement for our 2005 annual meeting of stockholders under the caption “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a)     The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm	Page 31
Consolidated Balance Sheets — December 31, 2004 and 2003	Page 33
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years ended December 31, 2004, 2003 and 2002	Page 34
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002	Page 35
Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002	Page 36
Notes to Consolidated Financial Statements	Page 37
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page S-1
Schedule of Valuation and Qualifying Accounts	Page S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b)     The following documents are filed or incorporated by reference as exhibits to this Annual Report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International Group, LTD. (incorporated by reference from Appendix A of the Company’s Registration Statement (Securities and Exchange Commission (“SEC” or the “Commission”) File No. 333-92683) on Form S-4 filed on December 14, 1999)
2.2	Stock Purchase Agreement by and among Pegasus Solutions, Inc., a Delaware corporation, and each Shareholder of Unirez, Inc. dated October 24, 2003, and the Amendment to the Stock Purchase Agreement dated November 24, 2003 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2003).
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
3.3	Form of Certification of Designation, Preferences and Rights of Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company’s Form 8-A (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
4.2	Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.3	Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)

Exhibit
Number		Description

4.4		Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference from Exhibit 4 of the Company’s Current Report on Form 8-K (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.5		Form of Rights Certificate (incorporated by reference from Exhibit 3 of the Company’s Form 8-A (SEC File No. 000-22935) filed with Commission on October 9, 1998)
4.6		Form of Note for the Company’s 3.875% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit A to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.7		Indenture, dated as of July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.8		Registration Rights Agreement, dated as of July 21, 2003, by and between Bear, Stearns & Co. Inc., JPMorgan Securities Inc. and Thomas Weisel Partners LLC (incorporated by reference from Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
*10	.1	Employment Agreement dated December 1, 2002 between the Company and John F. Davis, III (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.2	Employment Agreement dated December 1, 2002 between the Company and Susan K. Cole (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.3	Employment Agreement dated December 1, 2002 between the Company and Ric L. Floyd (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.4	Employment Agreement dated January 1, 2003 between the Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 14, 2003)
*10	.5	Employment Agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Form 10-Q filed with the Commission on August 14, 2003)
+*10	.6	First Amendment to Employment between the Company and Robert J. Boles, Jr. dated December 7, 2004.
*10	.7	Employment Agreement dated January 19, 2004 between the Company and John F. Cole (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 10, 2004)
*10	.8	Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.9		Employment settlement agreement and release dated February 3, 2004 between the Company and Mark C. Wells (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 10, 2004)
*10	.10	1996 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.11	2002 Stock Incentive Plan, (incorporated by reference from the Company’s definitive proxy statement filed with the Commission on March 21, 2002)
*10	.12	1997 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)

Exhibit
Number		Description

*10	.13	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.14	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.15	Deferred Compensation Trust Agreement dated February 28, 2003 between the Company and Charles Schwab Trust Company (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
+*10	.16	2005 Executive Officer Bonus Plan Summary
+*10	.17	2005 Director Compensation Summary
+*10	.18	Pegasus Solutions, Inc. Executive Perquisite Plan
10.19		Purchase Agreement dated October 31, 2000, among the Company, Global Enterprise Technology Solutions, LLC, Enterprise Hospitality Solutions, Inc., The Rivadalla Family Trust and Christian Rivadalla (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q (filed with Commission on November 14, 2000)
10.20		Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the Company and Bridger Properties relating to property located at 2 Kew Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed with the Commission on March 22, 2001)
10.21		Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.22		Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 (incorporated by reference from Exhibit 10.24 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.23		Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC. (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.24		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.25 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.25		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.26 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+21	.1	Subsidiaries of the Company
+23	.1	Consent of Independent Registered Public Accounting Firm
+24	.1	Power of Attorney (included on signature page)
+31	.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++32	.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

++	Furnished herewith.

*	Management contract or compensatory plan or arrangement

—	The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form  10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 9th day of March, 2005.

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

Signature	Title	Date

/s/ JOHN F. DAVIS, III John F. Davis, III	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2005

/s/ SUSAN K. COLE Susan K Cole	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005

/s/ WILLIAM C. HAMMETT, JR. William C. Hammett, Jr.	Vice Chairman and Director	March 9, 2005

/s/ MICHAEL A. BARNETT Michael A. Barnett	Director	March 9, 2005

/s/ ROBERT B. COLLIER Robert B. Collier	Director	March 9, 2005

Signature	Title	Date

/s/ THOMAS F. O’TOOLE Thomas F. O’Toole	Director	March 9, 2005

/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director	March 9, 2005

/s/ JEFFREY A. RICH Jeffrey A. Rich	Director	March 9, 2005

/s/ BRUCE W. WOLFF Bruce W. Wolff	Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Pegasus Solutions, Inc.:

      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 8, 2005, appearing in this Annual Report on Form  10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 8, 2005

S-1

SCHEDULE II

PEGASUS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

		Additions
	Balance	Charged	Additions	Additions
	at	to Costs	Charged	from		Balance
	Beginning	and	To Other	Acquired		at End of
	of Period	Expenses	Accounts	Companies	Deductions	Period

2002
Allowance for doubtful receivable accounts	$9,017	$1,289	$—	$—	$(4,519)	$5,787
Income tax valuation allowance	50	—	394	—	—	444

Total reserves and allowances	9,067	1,289	394	—	(4,519)	6,231

2003
Allowance for doubtful receivable accounts	5,787	—	—	375	(2,083)	4,079
Income tax valuation allowance	444	—	—	—	—	444

Total reserves and allowances	6,231	—	—	375	(2,083)	4,523

2004
Allowance for doubtful receivable accounts	4,079	787	—	—	(682)	4,184
Income tax valuation allowance	444	—	—	—	(444)	—

Total reserves and allowances	$4,523	$787	$—	$—	$(1,126)	$4,184

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto that appear in Item 8 of this Annual Report on Form 10-K.

S-2

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International Group, LTD. (incorporated by reference from Appendix A of the Company’s Registration Statement (Securities and Exchange Commission “SEC” or the “Commission”) (File No. 333-92683) on Form S-4 filed on December 14, 1999)
2.2		Stock Purchase Agreement by and among Pegasus Solutions, Inc., a Delaware corporation, and each Shareholder of Unirez, Inc. dated October 24, 2003, and the Amendment to the Stock Purchase Agreement dated November 24, 2003 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2003).
3.1		Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
3.2		Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
3.3		Form of Certification of Designation, Preferences and Rights of Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company’s Form 8-A (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.1		Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
4.2		Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.3		Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.4		Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference from Exhibit 4 of the Company’s Current Report on Form 8-K (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.5		Form of Rights Certificate (incorporated by reference from Exhibit 3 of the Company’s Form 8-A (SEC File No. 000-22935) filed with Commission on October 9, 1998)
4.6		Form of Note for the Company’s 3.875% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit A to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.7		Indenture, dated as of July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.8		Registration Rights Agreement, dated as of July 21, 2003, by and between Bear, Stearns & Co. Inc., JPMorgan Securities Inc. and Thomas Weisel Partners LLC (incorporated by reference from Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
*10	.1	Employment Agreement dated December 1, 2002 between the Company and John F. Davis, III (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.2	Employment Agreement dated December 1, 2002 between the Company and Susan K. Cole (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on March 18, 2003)

Exhibit
Number		Description

*10	.3	Employment Agreement dated December 1, 2002 between the Company and Ric L. Floyd (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.4	Employment Agreement dated January 1, 2003 between the Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 14, 2003)
*10	.5	Employment Agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Form 10-Q filed with the Commission on August 14, 2003)
+*10	.6	First Amendment to Employment between the Company and Robert J. Boles, Jr. dated December 7, 2004.
*10	.7	Employment Agreement dated January 19, 2004 between the Company and John F. Cole (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 10, 2004)
*10	.8	Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.9		Employment settlement agreement and release dated February 3, 2004 between the Company and Mark C. Wells (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 10, 2004)
*10	.10	1996 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.11	2002 Stock Incentive Plan, (incorporated by reference from the Company’s definitive proxy statement filed with the Commission on March 21, 2002)
*10	.12	1997 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.13	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.14	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.15	Deferred Compensation Trust Agreement dated February 28, 2003 between the Company and Charles Schwab Trust Company (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
+*10	.16	2005 Executive Officer Bonus Plan Summary
+*10	.17	2005 Director Compensation Summary
+*10	.18	Pegasus Solutions, Inc. Executive Perquisite Plan
10.19		Purchase Agreement dated October 31, 2000, among the Company, Global Enterprise Technology Solutions, LLC, Enterprise Hospitality Solutions, Inc., The Rivadalla Family Trust and Christian Rivadalla (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q filed with Commission on November 14, 2000)

Exhibit
Number		Description

10.20		Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the Company and Bridger Properties relating to property located at 2 Kew Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed with the Commission on March 22, 2001)
10.21		Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.22		Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 (incorporated by reference from Exhibit 10.24 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.23		Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC. (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.24		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.25 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.25		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.26 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+21	.1	Subsidiaries of the Company
+23	.1	Consent of Independent Registered Public Accounting Firm
+24	.1	Power of Attorney (included on signature page)
+31	.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++32	.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

++	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.