Form 10-Q
period 2005-03-31
PEGASUS SOLUTIONS INC
filed 2005-05-09
CIK 1040261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___

Commission File Number 0-22935

PEGASUS SOLUTIONS, INC.

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2605174 (I.R.S. Employer Identification No.)

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
Yes ☑ No ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 29, 2005 was 20,706,426.

PEGASUS SOLUTIONS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

PEGASUS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$22,417	$17,599
Auction rate securities	—	5,650
Short-term investments	—	6,001
Accounts receivable, net	29,334	28,551
Other current assets	9,246	9,061

Total current assets	60,997	66,862

Goodwill	163,585	163,585
Intangible assets, net	5,326	5,827
Property and equipment, net	82,803	80,326
Other noncurrent assets	11,647	12,614

Total assets	$324,358	$329,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$30,905	$29,531
Unearned revenue	7,115	6,763
Other current liabilities	6,083	5,621

Total current liabilities	44,103	41,915

Noncurrent uncleared commission checks	5,757	5,576
Other noncurrent liabilities	18,656	19,407
Convertible debt	75,000	75,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,717,568 and 21,105,815 shares issued and outstanding, respectively	207	211
Additional paid-in capital	237,238	242,112
Unearned compensation	(402)	(408)
Accumulated other comprehensive loss	(956)	(995)
Accumulated deficit	(55,245)	(53,604)

Total stockholders’ equity	180,842	187,316

Total liabilities and stockholders’ equity	$324,358	$329,214

See accompanying notes to condensed consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004

Revenues:
Service revenues	$37,729	$41,845
Customer reimbursements	3,908	3,479

Total revenues	41,637	45,324

Costs of services:
Cost of services (exclusive of depreciation and amortization shown separately below)	22,111	24,296
Customer reimbursements	3,908	3,479

Total costs of services	26,019	27,775

Research and development	838	1,403
General and administrative expenses.	6,013	6,381
Marketing and promotion expenses	5,311	4,713
Depreciation and amortization	5,536	5,882

Operating loss	(2,080)	(830)

Other income (expense):
Interest income (expense), net	(345)	(501)
Other	174	(207)

Loss before income taxes	(2,251)	(1,538)

Income tax benefit	610	559

Net loss	$(1,641)	$(979)

Other comprehensive loss:
Change in unrealized gain (loss) on investments, net of tax	39	27

Comprehensive loss	$(1,602)	$(952)

Net loss per share:
Basic and diluted	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	20,762	24,456

See accompanying notes to condensed consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,641)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,536	5,882
Other	(686)	(495)
Changes in assets and liabilities:
Accounts receivable	(783)	(5,993)
Other current and noncurrent assets	(15)	(315)
Accounts payable and accrued liabilities	2,283	1,217
Unearned revenue	352	(190)
Landlord paid tenant improvements	—	799
Other current and noncurrent liabilities	872	1,238

Net cash provided by operating activities	5,918	1,164

Cash flows from investing activities:
Purchase of marketable securities, including auction rate securities	(192)	(11,645)
Proceeds from maturity of marketable securities, including auction rate securities	13,455	24,241
Purchase of property and equipment	(9,520)	(5,233)
Landlord paid tenant improvements	—	(799)
Other	247	245

Net cash provided by investing activities	3,990	6,809

Cash flows from financing activities:
Repurchase of common stock	(5,889)	(18,703)
Proceeds from issuance of common stock	866	2,455
Other	(67)	(159)

Net cash used in financing activities	(5,090)	(16,407)

Net increase (decrease) in cash and cash equivalents	4,818	(8,434)

Cash and cash equivalents, beginning of period	17,599	42,039

Cash and cash equivalents, end of period	$22,417	$33,605

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

In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In 2004, the Company concluded that it was appropriate to classify certain auction rate securities that had been previously classified as cash and cash equivalents as a separately stated current asset. The Company has made adjustments to the consolidated statement of cash flows for the quarter ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the consolidated statements of cash flows or in previously reported consolidated statements of operations for any period.

Stock-based employee compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for stock option awards because the exercise prices of employee stock options equal or exceed the market price of the underlying stock on the dates of grant. The Company maintains stock incentive and employee stock purchase plans. Total compensation expense for these plans was $30,000 and $121,000 for the first quarter 2005 and 2004, respectively.

The following table represents the effect on net loss and net loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Net loss, as reported	$(1,641)	$(979)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	19	75
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(842)	(1,688)

Pro forma net loss	$(2,464)	$(2,592)

Net loss per share, as reported:
Basic and diluted	$(0.08)	$(0.04)

Net loss per share, pro forma:
Basic and diluted	$(0.12)	$(0.11)

The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company’s stock incentive awards. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards is amortized to expense over the vesting period.

2. INTANGIBLE ASSETS

Pegasus has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Customer relationships	$56,996	$(53,256)	$56,996	$(53,091)
Non-compete agreements	6,120	(4,549)	6,120	(4,215)
Other	48	(33)	48	(31)

Total	$63,164	$(57,838)	$63,164	$(57,337)

Amortization expense for those intangible assets was $501,000 for the three months ended March 31, 2005 and 2004.

3. STOCKHOLDERS’ EQUITY

On November 5, 2004, the Board of Directors approved a share buy-back plan for the repurchase of up to 1.5 million shares of Pegasus’ common stock. Share buy-backs under this plan have been made under a Securities and Exchange Act of 1934 Rule 10b5-1 share repurchase plan, which allowed Pegasus to repurchase shares, subject to certain limitations, even during blackout periods. During the first quarter of 2005, the Company purchased approximately 488,000 shares for an aggregate cost of $5.9 million. Shares repurchased under Board-approved plans are cancelled.

On April 12, 2005, the Rule 10b5-1 stock repurchase plan was terminated. At that time, the Company had purchased an additional 30,000 shares for an aggregate purchase price of $356,000, bringing total repurchases under the plan to approximately 1.2 million shares for a total aggregate value of $13.9 million.

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The effect of stock options is not included in the calculation of diluted net loss per share for the three months ended March 31, 2005 and 2004, as the effect would be anti-dilutive. Weighted average shares issuable upon the exercise of stock options that were excluded from the calculation were 4.7 million and 4.6 million for the three months ended March 31, 2005 and 2004, respectively. No dilution for convertible debt was included in the 2005 or 2004 calculation, as the effect would be anti-dilutive.

5. EMPLOYEE DEFINED BENEFIT PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan (“SERP”). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the first quarter 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company has made no cash contributions to a trust associated with the SERP during the three months ended March 31, 2005. The company expects to contribute approximately $460,000 during 2005.

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the “Utell Defined Benefit Plan”). The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation. The Company expects to make cash contributions of approximately $290,000 to the Utell Defined Benefit Plan during 2005. For the three months ended March 31, 2005, cash contributions of $79,000 were made.

The following table provides the components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 (in thousands):

			Utell Defined
	SERP		Benefit Plan
	2005	2004	2005	2004
Service cost	$50	$51	$90	$72
Interest cost	64	59	186	134
Expected return on plan assets	—	—	(206)	(171)
Amortization of prior service cost	(10)	(11)	—	—
Recognized net actuarial loss	32	31	—	—
Curtailment gain	—	(162)	—	—

Net periodic benefit cost	$136	$(32)	$70	$35

6. CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

7. NEW ACCOUNTING GUIDANCE

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 “Share-Based Payment,” which provides interpretive guidance related to SFAS 123R. SFAS 123R requires compensation costs related to share based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value of the equity or liability instrument issued on the grant date. SFAS 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123R to the beginning of the annual reporting period that begins after June 15, 2005. The Company is currently evaluating SFAS 123R to determine the impact on its consolidated financial statements. However, it is expected to have a negative effect on consolidated net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to receive repatriations of accumulated earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends from certain qualifying foreign corporations. The deduction is subject to a number of limitations, and uncertainty presently remains about how to interpret and implement numerous provisions in the Act. As of March 31, 2005, the Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not presently intend to repatriate such earnings. The Company has not yet determined and is presently unable to estimate the magnitude of the benefit, if any, it may receive under these provisions of the Act. An analysis of the potential tax impact will be completed as further guidance is provided by the Department of Treasury. If undistributed earnings of foreign subsidiaries were to be repatriated, such earnings could be subject to foreign withholding taxes and residual income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, any strategic alternative undertaken by the company, as well as other risks and uncertainties, including those appearing in under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, Pegasus’ customers include a majority of the world’s travel agencies and more than 60,000 hotel properties around the globe. Pegasus’ services include central reservation systems, electronic distribution services, commission processing and payment services, property management systems, and marketing representation services. The company’s representation services are used by more than 7,000 member hotels in approximately 140 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. Pegasus has 17 offices in 12 countries, with corporate headquarters in Dallas and regional hubs in London, Scottsdale and Singapore.

Strategic Alternatives

On April 11, 2005, we announced that our board of directors is exploring various strategic alternatives to enhance shareholder value. Some possible alternatives include joint ventures, divestitures, alliances with strategic partners, taking the company private, selling the company to a third party, or merging with another company. Our board of directors has retained Bear, Stearns & Co. Inc. as its financial advisor to assist in this effort. There can be no assurance that this process will result in any specific transaction.

Operating Trends

The following are trends that we have experienced or anticipate. Certain of these trends have or may have a negative impact on our revenues and profitability.

•	We have experienced a lengthening in the sales and implementation cycle for our services.

•	Once implemented, contracts in some instances are taking longer than anticipated to ramp up to expected transaction volumes.

•	Revenues from new product offerings are lower than previously anticipated. For instance, PegsTour™, a new service which automates hotel reservations by tour operators and wholesale travel distributors, has experienced delays due to the implementation effort required by travel distributors and hotels. This is primarily related to developing an interface and changing business processes.

•	In many instances, our service offerings continue to experience lower pricing on new contracts and contract renewals, arising from increased competition from lower-cost competitors and hotel and travel agency consolidations.

•	We continue to see an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites that utilize our services.

•	We continue to experience losses in our portfolio of customers, as some larger customers cease to outsource some of the services we offer.

Positive operating trends include:

•	Improving average daily room rates (ADR);

•	Continued favorable foreign currency exchange rates; and

•	Increasing pricing for Internet distribution.

New Product Development and Growth Initiatives

Our future success depends on our ability to successfully develop leading technologies, enhance our existing services and develop and introduce new services to meet the changing needs of our current and prospective customers. We rely on third party arrangements for much of the development and enhancement of our services, including outsourcing outside of the U.S.

During the first quarter, we launched weekly commission processing. With this enhancement to our commission processing service, both hotels and travel agencies benefit from more efficient cash flow. We also continue to make progress on several key growth strategies such as launching a consumer website for independent hotels and expanding our operations in China and Latin America.

We continue to experience delays in finalizing the development of our property management system (PMS), PegasusCentralTM, as the testing cycles and functional requirements are largely driven by our primary PMS customer, InterContinental Hotel Group (IHG). We expect to deliver an upgraded version of PegasusCentral to IHG in the second quarter, at which time we expect a determination of whether IHG will accept the upgrade, the timing of continued installations in IHG properties, and the timing and amount of new and resumed billing to IHG. The unamortized value of the PegasusCentral technology is $17.0 million as of March 31, 2005.

We are also in the development phase of an automated system that will enable us to expand the use of our financial services into other travel markets, such as car rental and cruises, enhance the functionality of our weekly commission processing, and increase our financial services operating efficiency. We are currently evaluating funding and development alternatives related to this technology, including collaboration with outside parties. The carrying value of this technology is $8.2 million as of March 31, 2005.

The results of the above pending determinations or changes in strategy, market condition or other assumptions may significantly impact our determinations regarding whether impairment exists and could reduce the carrying values associated with these two projects.

Fluctuation of Foreign Currencies

Pegasus derives a significant portion of its revenue from customers located outside the United States. Particularly in Europe, fluctuations of foreign currencies such as the euro and the British pound relative to the U.S. dollar result in our earning more or less revenue and expending higher or lower expenses than we otherwise might have earned or spent if currency exchange rates had remained stable.

Results of Operations – Three months ended March 31, 2005 and 2004

Revenues. The table and discussion below address revenues by service line for the three months ended March 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended
	March 31,		Variance
	2005	2004	$	%

Representation services.	$15,832	$16,453	$(621)	(4)%
Reservation services	8,937	9,352	(415)	(4)%
Financial services	5,601	7,581	(1,980)	(26)%
Distribution services	6,720	7,065	(345)	(5)%
Property services	639	1,394	(755)	(54)%

Service revenues	37,729	41,845	(4,116)	(10)%
Customer reimbursements	3,908	3,479	429	12%

Total revenues	$41,637	$45,324	$(3,687)	(8)%

Representation services revenues decreased primarily due to reduced pricing and the transition of a significant Unirez by PegasusTM customer to our central reservation service. Increased reservation volume and a 7 percent increase in average daily room rates for our Utell by Pegasus offering were offset by a decrease in the average commission earned percentage. Utell by PegasusTM membership fees also decreased due to a 6 percent decrease in the hotel portfolio.

Reservation services revenues decreased primarily due to continued pricing pressure on contract renewals and a decrease in net transactions processed. Partially offsetting these decreases was the transition of one customer from Unirez by Pegasus to our reservations services late in 2004.

Financial services revenues decreased primarily due to an approximately $2.1 million impact associated with the initial implementation of weekly commission processing in March 2005. While this enhancement to our commission processing service will benefit both hotels and travel agencies, its initial implementation impacted the timing of services we normally would have performed in March. Under the new process and technology, once commission data is input into the system, it is automatically included in the next weekly cycle. Because of the timing of data submission and when we provided our services, revenues for only approximately three weeks of data were recognized in March related to hotels that elected to utilize our weekly commission processing. Further, revenues decreased related to hotels that elected to stay on a monthly commission processing schedule because we were unable to provide services to or process any of the data submitted by these hotels until April. In future periods, we will recognize additional revenues in the month of conversion as hotel companies switch from monthly to weekly commission processing; we expect two large hotel companies to convert to weekly commission processing in April and the financial impact of implementing weekly commission processing to be substantially complete by the end of the second quarter of 2005. Aside from this impact, financial services revenues continued to benefit from improved ADR, offset by reduced pricing resulting from travel agency consolidations and decreased volumes.

Distribution services revenues decreased primarily due to a 7 percent decrease in the number of Internet transactions. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies’ proprietary Web sites that do not utilize Pegasus’ Internet distribution service. Improved pricing on Internet transactions and a 5 percent increase in Global Distribution Services (GDS) transactions partially offset the impact of lower Internet volumes.

Property services revenues decreased primarily due to declining revenues from an acquired property management system, GuestView®, which we plan to sunset in 2005. This system is fully amortized, so there will not be a write-down related to its discontinuance.

Customer reimbursements increased due to an overall increase in our customers’ GDS costs because of an increase in GDS transactions and GDS pricing.

Operating Expenses. The table and discussion below address operating expenses for the three months ended March 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended
	March 31,		Variance
	2005	2004	$	%

Cost of services	$22,111	24,296	$(2,185)	(9)%
Customer reimbursements	3,908	3,479	429	12%

Total costs of services	26,019	27,775	(1,756)	(6)%
Research and development	838	1,403	(565)	(40)%
General and administrative expenses	6,013	6,381	(368)	(6)%
Marketing and promotion expenses	5,311	4,713	598	13%
Depreciation and amortization	5,536	5,882	(346)	(6)%

Total operating expenses	43,717	46,154	(2,437)	(5)%

Operating expenses decreased 5 percent in the first quarter 2005 from the first quarter 2004. The following factors contributed most significantly to the year over year impact:

•	First quarter 2004 expenses included severance and related costs of $2.4 million related to a strategic change in our information technology organization;

•	Headcount and employee-related expenses were lower year-over-year; and

•	Marketing and promotion expenses increased as we remain committed to sales and marketing efforts.

Cost of services expenses, excluding customer reimbursements, for the first quarter of 2004 included severance and related costs of $1.9 million related to a strategic change in our information technology organization. Cost of services also decreased as a result of the implementation of weekly commission processing in our financial services offering. Consistent with the change in timing of revenue recognition, approximately $300,000 of customer incentives that would have been recognized in March 2005 will now be incurred in later periods. Cost of services as a percentage of service revenues was 59 percent and 58 percent for the first quarter 2005 and 2004, respectively.

Customer reimbursements increased primarily due to an overall increase in our customers’ GDS costs because of an increase in GDS transactions and GDS pricing.

Research and development expenses were down year over year, primarily due to lower headcount and employee-related expenses. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent for the first quarter 2005 and 2004.

General and administrative expenses for the first quarter of 2004 included severance and related costs of $465,000 related to a strategic change in our information technology organization and a curtailment gain of $162,000 for the Supplemental Executive Retirement Plan due to changes in executive management. Excluding these factors, general and administrative expenses were relatively flat compared to prior year. General and administrative expenses as a percentage of service revenues were 16 percent and 15 percent for the first quarter 2005 and 2004, respectively.

Marketing and promotion expenses increased primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities. Marketing and promotion expenses as a percentage of service revenues were 14 percent and 11 percent for the first quarter 2005 and 2004, respectively.

Depreciation and amortization expenses decreased primarily due to completing the amortization of a software asset in the second quarter of 2004, which accounted for $460,000 in amortization in 2004. This decrease was partially offset by depreciation and amortization related to new capital expenditures.

Interest income (expense), net. Net interest expense decreased from $501,000 to $345,000 for the first quarter 2005 compared to the first quarter 2004 due to higher capitalization of interest related to our software development efforts.

Income tax benefit. Pegasus recorded an income tax benefit of $610,000 and $559,000 for the first quarter 2005 and 2004, respectively, reflecting year-to-date effective rates of 27 percent and 36 percent, respectively. The effective rate for 2005 differed from the statutory rate of 35 percent primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes.

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

Our principal source of capital during the first quarter of 2005 included cash and cash equivalents of $22.4 million. Our cash flows from operations of $5.9 million included $4.1 million related to the impact of the initial implementation of our weekly commission processing service. Excluding this factor, cash flows from operations of $1.8 million were sufficient to provide for working capital requirements. Other sources of cash in the first quarter of 2005 were $13.5 million from the sale or maturity of marketable securities and $866,000 of proceeds from stock option exercises.

Cash outlays in the first quarter included the repurchase of approximately 488,000 shares of common stock for $5.9 million. The common stock repurchases were made under a Securities and Exchange Commission Rule 10b5-1 stock repurchase plan that was approved on November 5, 2004 and terminated effective April 12, 2005. Subsequent to quarter end through the stock repurchase plan termination date, we repurchased another 30,000 shares of common stock for approximately $356,000.

Another component of our cash outlays included capital expenditures of $9.5 million consistent with our capital strategy of investing in software development projects meeting our return on investment criteria. Our capital expenditures primarily consist of personnel costs, interest expense and outside consultant costs for software development, computer hardware, furniture, fixtures and other office equipment.

We expect to continue incurring capital expenditures related to software development and the addition of capacity to existing systems. We estimate full year 2005 capital expenditures will total approximately $20 million. We may also collaborate with outside parties for software development or other business needs. The potential capital required for such arrangements is uncertain.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	Our profitability;

•	Seasonality of our operations;

•	Operational cash requirements;

•	Competitive pressures;

•	Development of new services and applications;

•	Timing of capital expenditures;

•	Response to unanticipated cash requirements; and

•	Potential impact of strategic alternatives.

On April 11, 2005, we announced that our board of directors is exploring various strategic alternatives to enhance shareholder value. Some possible alternatives include joint ventures, divestitures, alliances with strategic partners, taking the company private, selling the company to a third party, or merging with another company. There can be no assurance that this process will result in any specific transaction.

We believe that the company’s financial condition is strong. We also believe that we will be able to generate cash flows from operations sufficient to meet our operating and capital requirements through at least the next twelve months. In addition to exploring strategic alternatives as discussed above, we may in the future also consider financing alternatives to fund our requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by us will be available or will be on terms that are attractive to us. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004, collateralizing the leases for the Dallas and Scottsdale offices. During the first quarter of 2005, the letter of credit was reduced by $450,000, releasing the letter of credit for the Dallas facility in full and replacing it with a deposit of $181,000.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting. During the Company’s first fiscal quarter of 2005, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

January 1, 2005 through January 31, 2005	417,324	$12.11	417,324	421,988

February 1, 2005 through February 28, 2005	60,340	$11.82	60,340	361,648

March 1, 2005 through March 31, 2005	10,280	$11.94	10,280	351,368

Total (2) (3)	487,944	$12.07	487,944	351,368

(1)	During the quarter ended March 31, 2005, the Company repurchased 487,944 shares for an aggregate purchase price of $5.9 million. Repurchases were made under a Rule 10b5-1 stock repurchase plan approved on November 5, 2004, which authorized the repurchase of up to 1.5 million shares.

(2)	All shares were purchased pursuant to the publicly announced programs.

(3)	As of April 12, 2005 the Company terminated the share repurchase plan authorized in November 2004. Subsequent to quarter end through the stock repurchase plan termination date, we repurchased another 30,000 shares of common stock for approximately $356,000. A total of 1.2 million shares were repurchased under this plan for a total aggregated cost of approximately $13.9 million.

Item 6. Exhibits

a) Exhibits

*Exhibit 31.1 – Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2 – Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASUS SOLUTIONS, INC.

May 9, 2005	/s/ JOHN F. DAVIS, III
John F. Davis, III,
President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 9, 2005	/s/ SUSAN K. COLE
Susan K. Cole,
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.