Form 10-Q
period 2005-06-30
PEGASUS SOLUTIONS INC
filed 2005-08-09
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 1, 2005 was 20,761,305.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX



                                                                           Page
                                                                           ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                             3

         a)  Condensed  Consolidated  Balance  Sheets  as  of
             June  30,  2005  and  December  31,  2004                        3
         b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months
             ended June 30, 2005 and 2004                                     4
         c)  Condensed  Consolidated  Statements  of  Cash  Flows  for
             the six months ended  June  30,  2005  and  2004                 5
         d)  Notes  to  Condensed  Consolidated  Financial  Statements        6

     Item  2.  Management's  Discussion  and Analysis of Financial
               Condition and Results  of  Operations                         12

     Item  4.  Controls  and  Procedures                                     19

Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                            20

     Item  2.  Unregistered  Sales  of  Equity  Securities
               and Use of Proceeds                                           20

     Item  4.  Submission  of  Matters  to  a  Vote of Security Holders      20

Item  6.  Exhibits                                                           21

Signatures                                                                   22

Part  I.  Financial  Information
Item  1.  Financial  Statements  (Unaudited)

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                              June 30,             December 31,
                                               2005                   2004
                                           -----------             -----------

                                     ASSETS

Cash  and  cash  equivalents               $    21,683              $    17,599
Auction rate securities                          5,000                    5,650
Short-term investments                               -                    6,001
Accounts receivable, net                        27,149                   28,551
Other current assets                             8,086                    9,061
                                          ------------               ----------
  Total current assets                          61,918                   66,862

Goodwill                                       163,585                  163,585
Intangible assets, net                           4,978                    5,827
Property and equipment, net                     62,954                   80,326
Other noncurrent assets                         21,679                   12,614
                                            ----------              -----------
  Total  assets                             $  315,114              $   329,214
                                            ==========              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts  payable  and
accrued liabilities                        $    29,998              $    29,531
Unearned revenue                                 6,768                    6,763
Other current liabilities                        7,424                    5,621
                                           -----------              -----------
  Total current liabilities                     44,190                   41,915

Noncurrent uncleared commission checks           4,966                    5,576
Other noncurrent liabilities                    19,206                   19,407
Convertible debt                                75,000                   75,000

Commitments  and  contingencies

Stockholders'  equity:
  Preferred  stock,  $0.01  par  value;
   2,000,000  shares authorized; zero
   shares issued and outstanding                     -                        -
  Common  stock,  $0.01  par  value;
   50,000,000  shares  authorized;
   20,715,500 and 21,105,815 shares issued
   and outstanding, respectively                   207                      211
  Additional paid-in capital                   237,120                  242,112
  Unearned compensation                           (370)                    (408)
  Accumulated other comprehensive loss            (954)                    (995)
  Accumulated deficit                          (64,251)                 (53,604)
                                             ---------                ---------
   Total stockholders' equity                  171,752                  187,316
                                             ---------                ---------
   Total liabilities and
   stockholders' equity                    $   315,114              $   329,214
                                           ===========              ===========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                               --------              --------
                                            2005       2004       2005       2004
                                          ---------  --------  ----------  --------
Revenues:
  Service revenues                        $ 42,515   $44,498   $  79,605   $84,949
  Customer reimbursements                    4,806     4,141       8,714     7,620
                                          ---------  --------  ----------  --------
     Total revenues                         47,321    48,639      88,319    92,569

Costs of services:
  Cost of services (exclusive of
  depreciation and amortization shown
  separately below)                         21,133    22,098      42,108    44,807
  Customer reimbursements                    4,806     4,141       8,714     7,620
                                          ---------  --------  ----------  --------
     Total costs of services                25,939    26,239      50,822    52,427

Research and development                       876     1,041       1,583     2,363
General and administrative expenses          5,933     6,045      11,946    12,426
Marketing and promotion expenses             5,638     4,981      10,949     9,694
Depreciation and amortization                4,659     4,591       8,935     9,291
                                          ---------  --------  ----------  --------
Operating income                             4,276     5,742       4,084     6,368

Other income (expense):
  Gain on sale of Travelweb, LLC                 -     1,961           -     1,961
  Interest expense, net                       (382)     (524)       (727)   (1,025)
  Other                                        (35)      (86)        139      (293)
                                          ---------  --------  ----------  --------
Income from continuing operations
 before income taxes                         3,859     7,093       3,496     7,011

Income tax expense                          (1,168)   (2,687)     (1,286)   (2,690)
                                          ---------  --------  ----------  --------
Income from continuing operations            2,691     4,406       2,210     4,321

Discontinued operations, net of tax        (11,697)   (1,003)    (12,857)   (1,897)
                                          ---------  --------  ----------  --------
Net income (loss)                          ($9,006)  $ 3,403    ($10,647)  $ 2,424
                                          =========  ========  ==========  ========

Other comprehensive income (loss):
  Change in unrealized gain (loss) on
  investments, net of tax                        2       (39)         41       (12)
                                          ---------  --------  ----------  --------
Comprehensive income (loss)                ($9,004)  $ 3,364     ($10,606) $ 2,412
                                          =========  ========  ==========  ========

Basic income (loss) per common share:
  Continuing operations                   $   0.13   $  0.19   $    0.11   $  0.18
  Discontinued operations                   ($0.56)   ($0.04)     ($0.62)   ($0.08)
                                          ---------  --------  ----------  --------
Net income (loss)                           ($0.43)  $  0.15      ($0.51)  $  0.10
                                          =========  ========  ==========  ========

Diluted income (loss) per common share:
  Continuing operations                   $   0.13   $  0.18   $    0.11   $  0.18
  Discontinued operations                   ($0.48)   ($0.04)     ($0.62)   ($0.08)
                                          ---------  --------  ----------  --------
Net income (loss)                           ($0.35)  $  0.14      ($0.51)  $  0.10
                                          =========  ========  ==========  ========

Weighted average shares outstanding:
  Basic                                     20,707    23,230      20,734    23,974
                                          =========  ========  ==========  ========
  Diluted                                   24,639    27,253      20,989    24,277
                                          =========  ========  ==========  ========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Six Months Ended
                                                                        June 30,
                                                                 --------------------
                                                                   2,005      2,004
                                                                 ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                              $(10,647)  $  2,424
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                  11,452     11,676
    Non-cash asset impairment discontinued operations              16,630          -
    Non-cash exit and transition costs discontinued operations        951          -
    Gain on sale of Travelweb, LLC                                      -     (1,961)
    Deferred income taxes                                          (7,446)      (211)
    Other                                                             827      1,489
    Changes in assets and liabilities:
      Accounts receivable                                             999     (7,311)
      Other current and noncurrent assets                             285       (139)
      Accounts payable and accrued liabilities                      1,874      1,615
      Unearned revenue                                                355       (748)
      Other current and noncurrent liabilities                        386        973
      Landlord paid tenant improvements                                 -        799
                                                                 ---------  ---------
      Net cash provided by operating activities                    15,666      8,606

Cash flows from investing activities:
  Proceeds from sale of Travelweb, LLC                                  -      4,167
  Proceeds from maturity of marketable securities, including
  auction rate securities                                          15,456     27,488
  Purchase of marketable securities, including
  auction rate securities                                          (7,652)   (12,679)
  Purchase of property and equipment                              (14,637)    (9,034)
  Other                                                               498        500
  Landlord paid tenant improvements                                     -       (799)
                                                                 ---------  ---------
      Net cash provided by (used in) investing activities          (6,335)     9,643

Cash flows from financing activities:
  Repurchase of common stock                                       (6,245)   (33,049)
  Proceeds from issuance of common stock                            1,065      4,598
  Other                                                               (67)      (283)
                                                                 ---------  ---------
      Net cash used in financing activities                        (5,247)   (28,734)

Net increase (decrease) in cash and cash equivalents                4,084    (10,485)

Cash and cash equivalents, beginning of period                     17,599     42,039

Cash and cash equivalents, end of period                         $ 21,683   $ 31,554
                                                                 =========  =========


     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Overview  and  basis  of  presentation

Pegasus Solutions, Inc. is a global leader in providing technology and services to hotels and travel distributors. Pegasus was formed in 1989 by 16 of the world's leading hotel and travel-related companies to be the world's premier service provider of a streamlined and automated hotel reservation process. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site hotelbook.com. The unaudited condensed consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries ("Pegasus" or the "Company"). All significant intercompany balances have been eliminated in consolidation. The Company operates under one reportable segment. Pegasus' common stock is traded on the Nasdaq National Market under the symbol PEGS.

In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments necessary to fairly state the financial position, operating results, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

In 2004, the Company concluded that it was appropriate to classify certain auction rate securities that had been previously classified as cash and cash equivalents as a separately stated current asset. The Company has made adjustments to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows or in previously reported Condensed Consolidated Statements of Operations for any period. The Company has also made an adjustment to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect landlord paid tenant improvements as a cash inflow in net cash provided by operating activities and a cash outflow in net cash provided by investing activities, rather than a noncash investing activity.

Stock-based  employee  compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for stock option awards because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock incentive and employee stock purchase plans. Total compensation expense for these plans was $32,000 and $10,000 for the three months ended June 30, 2005 and 2004, respectively, and $62,000 and $131,000 for the six months ended June 30, 2005 and 2004, respectively.

The  following  table  represents the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):


                                             Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                                   --------           --------

                                                2005     2004     2005       2004
                                             --------  ------  ---------  --------
Net income (loss), as reported               ($9,006)  $3,403  ($10,647)  $ 2,424
Add:  Stock-based employee
compensation expense included in
reported income (loss), net of related
tax effects                                       19        6        38        81
Deduct:  Total stock-based employee
compensation expense determined
under fair value based methods for all
awards, net of related tax effects              (756)  (1,029)   (1,599)   (2,717)
                                             --------  -------   -------   -------
Pro forma net income (loss)                  ($9,743)  $2,380  ($12,208)    ($212)
                                             ========  ======  =========  ========

Net income (loss) per share, as reported:
    Basic                                     ($0.43)  $ 0.15    ($0.51)  $  0.10
                                             ========  ======  =========  ========
    Diluted                                   ($0.35)  $ 0.14    ($0.51)  $  0.10
                                             ========  ======  =========  ========

Net income (loss) per share, pro forma:
    Basic                                     ($0.47)  $ 0.10    ($0.59)   ($0.01)
                                             ========  ======  =========  ========
    Diluted                                   ($0.46)  $ 0.10    ($0.58)   ($0.01)
                                             ========  ======  =========  ========


The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company's stock incentive awards. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards is amortized over the vesting period.


2.        DISCONTINUED  OPERATIONS  AND  ASSETS  HELD  FOR  SALE

In June 2005, the Board of Directors of the Company approved and committed to a formal plan to exit the property management systems (PMS) business by selling the Company's PMS operations. These operations include the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers. The Company expects to sell the PMS business within one year in a single transaction or a series of transactions.

The Company also reached an agreement with its primary PegasusCentral customer, InterContinental Hotel Group (IHG), to discontinue the use of PegasusCentral. Accordingly, the PegasusCentral PMS will no longer be used in the Holiday Inn Express properties currently using the system, and there will be no new installations. The decision to exit the PMS business was made considering the termination of the IHG agreement and the overall expected profitability of the remaining PMS operations.

The PMS operations have been classified as discontinued operations for all periods presented and the PMS assets are classified as assets held for sale at June 30, 2005. In classifying the PMS assets as held for sale, the Company concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, the Company recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, the Company recorded an approximately $1.0 million pre-tax charge for exit and transition costs. These charges are included in the Condensed
Consolidated Statements of Operations and Comprehensive Income (Loss) as discontinued operations, net of tax. Assets held for sale of $1.9 million are included in other noncurrent assets in the Condensed Consolidated Balance Sheet as of June 30, 2005. Liabilities related to held-for-sale assets of $1.1 million are included in other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2005. The Company will continue to analyze whether the PMS operations meet the criteria to be presented as discontinued operations for one year.

Condensed income statement data for the discontinued operations is presented below (in thousands). The income tax benefit is calculated using a discrete statutory tax rate approach for discontinued operations.


                                           Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                                --------                --------

                                              2005       2004        2005       2004
                                        ----------  ---------  ----------  ---------
Revenues                                $     691   $  1,362   $   1,330   $  2,756
                                        ==========  =========  ==========  =========

Operating loss                           ($19,043)   ($1,632)   ($20,931)   ($3,088)
Income tax benefit                          7,346        629       8,074      1,191
                                        ----------  ---------  ----------  ---------
Loss related to discontinued operations,
net of tax
                                         ($11,697)   ($1,003)   ($12,857)   ($1,897)
                                        ==========  =========  ==========  =========



3.     STRATEGIC  ALTERNATIVES

On April 11, 2005, the Company announced that its board of directors is exploring various strategic alternatives to enhance shareholder value. Some possible alternatives include joint ventures, divestitures, alliances with strategic partners, taking the Company private, selling the Company to a third party, or merging with another company. The Company's board of directors has retained Bear, Stearns & Co. Inc. as its financial advisor to assist in this effort. There can be no assurance that this process will result in any specific transaction.

4.       INTANGIBLE  ASSETS

Pegasus has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets at June 30, 2005 and December 31, 2004 (in thousands):



                                 June 30, 2005         December 31, 2004
                                 -------------         -----------------
                             Carrying  Accumulated   Carrying  Accumulated
                              Value    Amortization   Value    Amortization
                             -------  -------------  -------  -------------
Customer relationships       $56,996      ($53,421)  $56,996      ($53,091)
Non-compete agreements         6,000        (4,610)    6,120        (4,215)
Other                             48           (35)       48           (31)
                             -------  -------------  -------  -------------
Total                        $63,044      ($58,066)  $63,164      ($57,337)
                             =======  =============  =======  =============

Amortization expense for those intangible assets was $317,000 and $501,000 for the three months ended June 30, 2005 and 2004, respectively, and was $818,000 and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

5.     STOCKHOLDERS'  EQUITY

On November 5, 2004, the Board of Directors approved a share buy-back plan for the repurchase of up to 1.5 million shares of Pegasus' common stock. Share buy-backs under this plan have been made under a Securities and Exchange Act of 1934 Rule 10b5-1 share repurchase plan, which allowed Pegasus to repurchase shares, subject to certain limitations, even during blackout periods. During the first six months of 2005, the Company purchased approximately 518,000 shares for an aggregate cost of $6.2 million. On April 12, 2005, the Rule 10b5-1 stock repurchase plan was terminated. The Company had total repurchases under the plan of approximately 1.2 million shares for a total aggregate value of $13.9 million. Shares repurchased under Board-approved plans have all been cancelled.

6.     NET  INCOME  (LOSS)  PER  SHARE

The  following  table  sets  forth  the  computation of basic and diluted income
(loss)  per  common  share  (in  thousands,  except  per  share  data):


                                                     Three Months Ended     Six Months Ended
                                                          June 30,               June 30,
                                                          --------               --------
                                                       2005       2004       2005       2004
                                                     ---------  --------  ----------  --------
Income from continuing  operations              (a)  $  2,691   $ 4,406   $   2,210   $ 4,321
Discontinued operations, net of tax             (b)   (11,697)   (1,003)    (12,857)   (1,897)
                                                     ---------  --------  ----------  --------
Net income (loss)                               (c)   ($9,006)  $ 3,403    ($10,647)  $ 2,424
                                                     =========  ========  ==========  ========

Income from continuing operations               (a)  $  2,691   $ 4,406   $   2,210   $ 4,321
   Adjustment for interest on convertible
   debt, net of tax                                       414       460         -           -
                                                      -------  ---------  --------  ----------
 Income from continuing operations,
   as adjusted                                  (d)  $  3,105   $ 4,866   $   2,210   $ 4,321
                                                     =========  ========  ==========  ========

Net income (loss)                               (c)   ($9,006)  $ 3,403    ($10,647)  $ 2,424
   Adjustment for interest on convertible
   debt, net of tax                                       414       460         -           -
                                                      -------  ---------  --------  ----------
Net income (loss), as adjusted                  (e)   ($8,592)  $ 3,863    ($10,647)  $ 2,424
                                                     =========  ========  ==========  ========

Basic income (loss)  per share:
  Continuing operations                     (a)/(f)  $   0.13   $  0.19   $    0.11   $  0.18
  Discontinued operations                   (b)/(f)    ($0.56)   ($0.04)     ($0.62)   ($0.08)
                                                     ---------  --------  ----------  --------
  Net income (loss)                         (c)/(f)    ($0.43)  $  0.15      ($0.51)  $  0.10
                                                     =========  ========  ==========  ========

Diluted income (loss)  per share:
  Continuing operations                     (d)/(g)  $   0.13   $  0.18   $    0.11   $  0.18
  Discontinued operations                   (b)/(g)    ($0.48)   ($0.04)     ($0.62)   ($0.08)
                                                     ---------  --------  ----------  --------
  Net income (loss)                         (e)/(g)    ($0.35)  $  0.14      ($0.51)  $  0.10
                                                     =========  ========  ==========  ========

Basic weighted average shares
   outstanding                                  (f)    20,707    23,230      20,734    23,974
Dilutive effect of stock options (1)                      206       297       255         303
Dilutive effect of convertible debt (2)                 3,726     3,726         -           -
                                                      -------  ---------  --------  ----------
Dilutive weighted average shares
  outstanding                                   (g)    24,639    27,253      20,989    24,277
                                                     =========  ========  ==========  ========


(1) Weighted average shares issuable upon exercise of stock options that were excluded from the calculation as their effect would have been anti-dilutive to income from continuing operations were 3.6 million and 2.2 million for the quarters ended June 30, 2005 and 2004, respectively, and 3.1 million and 2.6 million for the six months ended June 30, 2005 and 2004, respectively.

(2) Subject to certain conditions, the Company's convertible debt is convertible into common stock at a conversion price of approximately $20.13 per share, equal to approximately 3.7 million shares. No dilution for convertible debt was included in the calculation for the six months ended June 30, 2005 and 2004 as the effect would be anti-dilutive to income from continuing operations for these periods.

7.     EMPLOYEE  DEFINED  BENEFIT  PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan ("SERP"). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the first quarter 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). The Company has made cash contributions of approximately $460,000 to a trust associated with the SERP during the six months ended June 30, 2005. No further contributions are expected to be made during 2005.

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit
Plan provides supplemental retirement benefits to its members, based on final average compensation. The Company expects to make cash contributions of approximately $290,000 to the Utell Defined Benefit Plan during 2005. For the six months ended June 30, 2005, cash contributions of approximately $134,000 were made.

The following table provides the components of net periodic benefit costs for the three months and six months ended June 30, 2005 and 2004 (in thousands):

                                              SERP                  Utell Defined Benefit Plan
                                     -----------------------------  -----------------------------
                                     Three month      Six months    Three months   Six months
                                     ended June 30,  ended June 30, ended June 30, ended June 30,
                                     -------------  --------------  -------------  --------------
                                      2005    2004    2005    2004   2005   2004    2005   2004
                                     ------  ------  ------  ------  -----  -----   -----  -----
Service cost                         $  50   $  50   $ 100   $ 101   $  90  $  72   $ 180  $ 144
Interest cost                           64      58     128     117     186    134     372    268
Expected return on plan assets. . .      -       -       -       -    (206)  (171)   (412)  (342)
Amortization of prior service cost.    (10)    (11)    (20)    (22)      -      -       -      -
Recognized net actuarial loss.          32      30      64      61       -      -       -      -
Curtailment gain.                        -       -       -    (162)      -      -       -      -
                                     --------------  --------------  ------------  -------------
Net periodic benefit cost            $ 136   $ 127   $ 272   $  95   $  70  $  35  $ 140  $  70
                                     ======  ======  ======  ======  =====  =====  =====  ======

8.     CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

9.     NEW  ACCOUNTING  GUIDANCE

In  December  2004,  the  Financial  Accounting  Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which provides interpretive guidance related to SFAS 123R. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value of the equity or liability instrument issued on the grant date. SFAS 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123R to the beginning of the annual reporting period that begins after June 15, 2005. The Company is currently evaluating SFAS 123R to determine the impact on its consolidated financial statements. However, it is expected to have a negative effect on consolidated net income.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company's consolidated financial position or results of operations.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for United States corporations to receive repatriations of accumulated earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends from certain qualifying foreign corporations. The deduction is subject to a number of limitations, and uncertainty presently remains about how to interpret and implement numerous provisions in the Act. As of June 30, 2005, the Company has not provided for foreign withholding taxes or United States deferred income taxes on accumulated undistributed earnings of foreign subsidiaries, as management does not presently intend to repatriate such earnings. The Company has not yet determined and is presently unable to estimate the magnitude of the benefit, if any, it may receive under these provisions of the Act. An analysis of the potential tax impact will be completed as further guidance is provided by the Department of Treasury. If undistributed earnings of foreign subsidiaries were to be repatriated, such earnings could be subject to foreign withholding taxes and residual income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as "may," "will," "expects," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, any strategic alternative undertaken by the company, the inability of the company to sell the property management systems (PMS) operations, risks associated with a PMS sale transaction and the inability of the company to terminate the PMS service as expected, as well as other risks and uncertainties, including those appearing in under the caption "Risk Factors" in the company's Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, Pegasus' customers include a majority of the world's travel agencies and more than 60,000 hotel properties around the globe. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site hotelbook.com. The company's representation services, including Utell by Pegasus and Unirez by Pegasus , are used by nearly 7,000 member hotels in approximately 140 countries, making Pegasus the hotel industry's largest third-party marketing and reservations provider. Pegasus has 18 offices in 13 countries, with corporate headquarters in Dallas and regional hubs in London, Scottsdale and Singapore.

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

DISCONTINUED  OPERATIONS

In June 2005, our Board of Directors approved and committed to a formal plan to exit the property management systems (PMS) business by selling the PMS operations. These operations include the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers. We expect to sell the PMS business within one year in a single transaction or a series of transactions.

We also reached an agreement with our primary PegasusCentral customer, InterContinental Hotel Group (IHG), to discontinue the use of PegasusCentral. Accordingly, the PegasusCentral PMS will no longer be used in the Holiday Inn Express properties currently using the system, and there will be no new installations. The decision to exit the PMS business was made considering the termination of the IHG agreement and the overall expected profitability of the remaining PMS operations.

The PMS operations have been classified as discontinued operations for all periods presented and the PMS assets are classified as assets held for sale at June 30, 2005. In classifying the PMS assets as held for sale, we concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, we recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, the Company recorded an approximately $1.0 million pre-tax charge for exit and transition costs. We will continue to analyze whether the PMS operations meet the criteria to be presented as discontinued operations for one year.

For further information, please see Note 2 to the Condensed Consolidated Financial Statements.

OPERATING  TRENDS

The following are trends that we have experienced or anticipate. Certain of these trends have or may have a negative impact on our revenues and profitability.

- We have experienced a lengthening in the implementation cycle for our services, and once implemented, contracts in some instances are taking longer than anticipated to ramp up to expected transaction volumes.
- Revenues from new product offerings are lower than previously anticipated. For instance, PegsTour , a new service which automates hotel reservations by tour operators and wholesale travel distributors, has experienced delays due to the implementation effort required by travel distributors and hotels (including development of an interface and business process changes).
- In many instances, our service offerings continue to experience lower pricing on new contracts and contract renewals, arising from increased competition from lower-cost competitors and hotel and travel agency consolidations.
- We continue to see an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites that utilize our services.
- We continue to experience losses in our portfolio of customers, as some larger customers cease to outsource some of the services we offer or outsource to our competitors. For our commission processing service line, this trend has resulted in the loss of hotel participants, which could affect whether our travel agent customers continue to use our service.
-    We  are  experiencing  a  year-over-year  decline  in  our  revenues.

Positive  operating  trends  include:

-    Average  daily  room  rates  (ADR)  are  improving.
-    We  are  experiencing  continued favorable foreign currency exchange rates.
-    Pricing  for  Internet  distribution  is  increasing.
- We have established business partners in key regions around the world expanding our market reach in Latin America, Asia and Eastern Europe.

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

During the first quarter, we launched weekly commission processing. With this enhancement to our commission processing service, both hotels and travel agencies benefit from more efficient cash flow. During the second quarter, we launched hotelbook.com , which creates another way for independent hoteliers to compete online with the major hotel brand Web sites. We also expanded our presence in China by opening an office in Beijing, which is a key part of our strategy to expand our business in the Asia-Pacific region. Additionally, we have delivered a new release of our internet booking engine, Netbooker, and a new rate tracking service, as well as established a strategic relationship with Open Hospitality for Web services.

We are in the development phase of an automated system that will enable us to expand the use of our financial services into other travel markets, such as car rental and cruises, enhance the functionality of our weekly commission processing, and increase our financial services operating efficiency. We are currently evaluating funding and development alternatives related to this technology, including collaboration with outside parties. Such collaboration may result in changes in the development, integration and deployment of this software and may result in alternate financing arrangements such as future revenue sharing. The carrying value of this technology is $8.3 million as of June 30, 2005. Changes in strategy, market condition or other assumptions may significantly impact our determinations regarding whether an impairment exists and could significantly reduce the carrying value associated with this project.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2005  AND  2004

Revenues. The table and discussion below address revenues by service line for the three months ended June 30, 2005 and 2004 (dollars in thousands).



                          Three Months Ended
                               June 30,           Variance
                               --------           --------
                            2005     2004        $       %
                           -------  -------  ---------  ---
Representation services    $18,301  $19,292     ($991)  -5%
Reservation services         8,286    9,139      (853)  -9%
Financial services           8,800    8,765        35    -
Distribution services        7,128    7,302      (174)  -2%
                           -------  -------  ---------  ---
  Service revenues          42,515   44,498    (1,983)  -4%
  Customer reimbursements    4,806    4,141       665   16%
                           -------  -------  ---------  ---
    Total revenues         $47,321  $48,639   ($1,318)  -3%
                           =======  =======  =========  ===


Representation services revenues decreased primarily due to continued impact of reduced pricing and the transition of a significant Unirez by PegasusTM customer to our central reservation service. A 4 percent increase in ADR for our Utell by Pegasus offering was offset by a decrease in reservation volumes and the average commission earned percentage.

Reservation services revenues decreased primarily due to the loss of a customer and continued pricing pressure on contract renewals. Partially offsetting these decreases was the transition of one customer from Unirez by Pegasus to our reservations services late in 2004. Net transactions decreased compared to the same quarter last year; however, excluding these two customers, net transactions processed increased 6 percent.

Financial services revenues were positively impacted by approximately $600,000 of incremental revenues earned in the month of conversion, as hotel companies switched from monthly to weekly commission processing. The financial impact of implementing weekly commission processing in March 2005 was substantially complete by the end of the second quarter of 2005, as the majority of expected customer conversions to weekly commission processing were completed. Aside from this impact, financial services revenues were affected by reduced transactions and pricing, resulting from travel agency consolidations, partially offset by the continued benefit from improved ADR.

Distribution services revenues were down slightly compared to the prior year quarter. Global Distribution Services (GDS) transactions increased 8% and
Internet transactions decreased 2 percent. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites that do not utilize Pegasus' Internet distribution service. In addition, reduced volume and pricing resulting from the second quarter 2004 sale of Travelweb, LLC to Priceline.com negatively affected year-over-year comparisons.

Customer reimbursements increased due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Operating Expenses. The table and discussion below address operating expenses for the three months ended June 30, 2005 and 2004 (dollars in thousands).


                                    Three Months Ended
                                          June 30,       Variance
                                     ----------------  --------------
                                      2005     2004       $      %
                                     -------  -------  -------  ----
Cost of services                     $21,133  $22,098   ($965)    -4%
Customer reimbursements                4,806    4,141     665     16%
                                     -------  -------  -------  ----
  Total costs of services             25,939   26,239    (300)    -1%

Research and development                 876    1,041    (165)   -16%
General and administrative expenses    5,933    6,045    (112)    -2%
Marketing and promotion expenses       5,638    4,981     657     13%
Depreciation and amortization          4,659    4,591      68      1%
                                     -------  -------  -------   ----
   Total operating expenses          $43,045  $42,897  $  148      -
                                     =======  =======  =======   ====

Operating expenses for the quarter ended June 30, 2005, were comparable to the prior year. The following factors contributed most significantly to the year over year impact:

-    Headcount  and  employee-related  expenses  were  lower  year-over-year;
-    We  have  actively  been  managing  all  operating  costs;  and
- Marketing and promotion expenses increased as we remain committed to sales and marketing efforts.

Cost of services expenses, excluding customer reimbursements, decreased in the second quarter 2005 primarily due to lower customer incentives, communications expenses, and processing costs, commensurate with the decrease in revenues. Partially offsetting these decreases was an increase of approximately $150,000 related to the implementation of weekly commission processing in our financial services offering. Consistent with the change in timing of service performance, approximately $150,000 of customer incentives that would previously have been recognized in March 2005 were incurred in the second quarter. Cost of services, excluding customer reimbursements, as a percentage of service revenues was 50 percent for the second quarter in both 2005 and 2004.

Customer reimbursements increased primarily due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Research and development expenses were down year over year, primarily due to lower headcount and employee-related expenses. Research and development expenses as a percentage of service revenues were 2 percent for the second quarter in both 2005 and 2004.

General and administrative expenses decreased due to lower third-party costs incurred, primarily related to tax and audit professional services. General and administrative expenses as a percentage of service revenues were 14 percent for the second quarter in both 2005 and 2004.

Marketing and promotion expenses increased primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities. Marketing and promotion expenses as a percentage of service revenues were 13 percent and 11 percent for the three months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization expenses increased slightly due to depreciation and amortization related to new capital expenditures.

Gain on Sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest expense, net. Net interest expense decreased from $524,000 to $382,000 for the second quarter 2005 compared to the second quarter 2004 due to higher capitalization of interest related to our software development efforts.

Income tax expense. Pegasus recorded income tax expense on continuing operations of $1.2 million and $2.7 million for the second quarter 2005 and 2004, respectively, reflecting year-to-date effective rates of 37 percent and 38 percent, respectively. The effective rate for 2005 differed from the statutory rate of 35 percent, primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes. Tax expense (benefit) is calculated using the estimated annual effective tax rate approach on continuing operations and a discrete statutory tax rate approach on discontinued operations.

Discontinued operations. For further information regarding discontinued operations, please see Note 2 to the Condensed Consolidated Financial Statements.

SIX  MONTHS  ENDED  JUNE  30,  2005  AND  2004

Revenues. The table and discussion below address revenues by service line for the six months ended June 30, 2005 and 2004 (dollars in thousands).



                           Six Months Ended
                                June 30,         Variance
                               --------          --------
                            2005     2004        $       %
                           -------  -------  ---------  ----
Representation services    $34,133  $35,745   ($1,612)   -5%
Reservation services        17,223   18,491    (1,268)   -7%
Financial services          14,401   16,346    (1,945)  -12%
Distribution services       13,848   14,367      (519)   -4%
                           -------  -------  ---------  ----
  Service revenues          79,605   84,949    (5,344)   -6%
  Customer reimbursements    8,714    7,620     1,094    14%
                           -------  -------  ---------  ----
    Total revenues         $88,319  $92,569   ($4,250)   -5%
                           =======  =======  =========  ====



Representation services revenues decreased primarily due to continued impact of reduced pricing and the transition of a significant Unirez by PegasusTM customer to our central reservation service. A 5 percent increase in ADR for our Utell by Pegasus offering was offset by a decrease in reservation volumes and the average commission earned percentage.

Reservation services revenues decreased primarily due to the loss of a customer, continued pricing pressure on contract renewals, and a 22 percent decrease in net transactions processed. Partially offsetting these decreases was the transition of one customer from Unirez by Pegasus to our reservations services late in 2004.

Financial services revenues decreased primarily due to an impact of approximately $1.5 million associated with the initial implementation of weekly commission processing in March 2005. While this enhancement to our commission processing service will benefit both hotels and travel agencies, its initial implementation impacted the timing of services we normally would have performed in March. Under the new process and technology, once commission data is input into the system, it is automatically included in the next weekly cycle. Because of the timing of data submission and when we provided our services, revenues for only approximately three weeks of data were recognized in March related to hotels that elected to utilize our weekly commission processing. Further, revenues decreased related to hotels that elected to stay on a monthly commission processing schedule because we were unable to provide services to or process any of the data submitted by these hotels until April. Offsetting the first quarter negative impact to revenues of approximately $2.1 million was the $600,000 positive impact in the second quarter of 2005, representing incremental revenues earned, in the month of conversion, as hotel companies switched from monthly to weekly commission processing. The financial impact of implementing weekly commission processing was substantially complete by the end of the second quarter of 2005, as the majority of expected customer conversions to weekly commission processing were completed. Aside from this impact, financial services revenues were affected by reduced transactions and pricing, resulting from travel agency consolidations, partially offset by the continued benefit from improved ADR.

Distribution services revenues decreased primarily due to a 4% decrease in the number of Internet transactions. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites that do not utilize Pegasus' Internet distribution service. In addition, reduced pricing from the second quarter 2004 sale of Travelweb LLC to Priceline.com negatively affected year-over-year comparisons. Improved pricing on Internet transactions and a 7 percent increase in GDS transactions partially offset these decreases.

Customer reimbursements increased due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Operating Expenses. The table and discussion below address operating expenses for the six months ended June 30, 2005 and 2004 (dollars in thousands).


                                    Six Months Ended
                                         June 30,           Variance
                                         --------           --------
                                      2005     2004        $       %
                                     -------  -------  ---------  ----
Cost of services                     $42,108  $44,807   ($2,699)   -6%
Customer reimbursements                8,714    7,620     1,094    14%
                                     -------  -------  ---------  ----
  Total costs of services             50,822   52,427    (1,605)   -3%

Research and development               1,583    2,363      (780)  -33%
General and administrative expenses   11,946   12,426      (480)   -4%
Marketing and promotion expenses      10,949    9,694     1,255    13%
Depreciation and amortization          8,935    9,291      (356)   -4%
                                     -------  -------  ---------  ----
   Total operating expenses          $84,235  $86,201   ($1,966)   -2%
                                     =======  =======  =========  ====


Operating expenses for the six months ended June 30, 2005 decreased 2% from the prior year. The following factors contributed most significantly to the year over year impact:

- Prior year expenses included severance and related costs of $2.4 million related to a first quarter 2004 strategic change in our information technology organization;
-    Headcount  and  employee-related  expenses  were  lower  year-over-year;
-    We  have  actively  been  managing  all  operating  costs;  and
- Marketing and promotion expenses increased as we remain committed to sales and marketing efforts.

Cost of services expenses, excluding customer reimbursements, for the prior year included severance and related costs of $1.9 million related to a first quarter 2004 strategic change in our information technology organization. Cost of services also decreased as a result of the implementation of weekly commission processing in our financial services offering. Consistent with the change in timing of revenue recognition, customer incentives were reduced by approximately $150,000 during the six months ended June 30, 2005. The remainder of the decrease is due to lower customer incentives, communications expenses, and processing costs, commensurate with the decrease in revenues. Cost of services, excluding customer reimbursements, as a percentage of service revenues was 53 percent for the six months ended June 30, 2005 and 2004.

Customer reimbursements increased primarily due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Research and development expenses were down year over year, primarily due to lower headcount and employee-related expenses. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent for the six months ended June 30, 2005 and 2004, respectively.

General and administrative expenses for the prior year included severance and related costs of $465,000 related to a first quarter 2004 strategic change in our information technology organization offset by a first quarter curtailment gain of $162,000 for the Supplemental Executive Retirement Plan due to changes in executive management. Expenses also decreased due to lower third-party costs incurred, primarily related to tax and audit professional services. General and administrative expenses as a percentage of service revenues were 15 percent for the six months ended June 30, 2005 and 2004.

Marketing and promotion expenses increased primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities. Marketing and promotion expenses as a percentage of service revenues were 14 percent and 11 percent for the six months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization decreased primarily due to completing the amortization of a software asset in the second quarter of 2004, which accounted for $460,000 in amortization in 2004. This decrease was partially offset by depreciation and amortization related to new capital expenditures.

Gain on Sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest expense, net. Net interest expense decreased from $1.0 million to $727,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to higher capitalization of interest related to our software development efforts.

Income tax expense. Pegasus recorded income tax expense on continuing operations of $1.3 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively, reflecting year-to-date effective rates of 37 percent and 38 percent, respectively. The effective rate for 2005 differed from the statutory rate of 35 percent, primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes. Tax expense (benefit) is calculated using the estimated annual effective tax rate approach on continuing operations and a discrete statutory tax rate approach on discontinued operations.

Discontinued operations. For further information regarding discontinued operations, please see Note 2 to the Condensed Consolidated Financial Statements.

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

Our principal source of capital during the first six months of 2005 included cash and cash equivalents of $21.7 million and auction rate securities of $5.0 million. Our cash flows from operations of $15.7 million included $5.4 million related to our commission processing service. Excluding this factor, cash flows from operations of $10.3 million were sufficient to provide for working capital requirements. Other sources of cash in during the first six months of 2005 were $7.8 million net proceeds from the sale or maturity of marketable securities and $1.1 million of proceeds from stock option exercises.

Cash outlays in the first six months of 2005 included the repurchase of approximately 518,000 shares of common stock for $6.2 million. The common stock repurchases were made under a Rule 10b5-1 stock repurchase plan that was approved on November 5, 2004 and terminated effective April 12, 2005.

Another component of our cash outlays included capital expenditures of $14.6 million consistent with our capital strategy of investing in software development projects meeting our return on investment criteria. Our capital expenditures primarily consist of personnel costs, interest expense and outside consultant costs for software development, computer hardware, furniture, fixtures and other office equipment.

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

Our future liquidity and capital requirements will depend on numerous factors, including:

-     Our  profitability;
-     Seasonality  of  our  operations;
-     Operational  cash  requirements;
-     Competitive  pressures;
-     Development  of  new  services  and  applications;
-     Timing  of  capital  expenditures;
-     Proceeds  and  timing  of  a  sale  of  PMS  assets;
-     Response  to  unanticipated  cash  requirements;  and
-     Potential  impact  of  strategic  alternatives.

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

We believe that we will be able to generate cash flows from operations sufficient to meet our operating and capital requirements through at least the next twelve months. In addition to exploring strategic alternatives as discussed above, we may in the future also consider financing alternatives to fund our requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by us will be available or will be on terms that are attractive to us. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004, collateralizing the leases for the Dallas and Scottsdale offices. During the first quarter of 2005, the letter of credit was reduced by $450,000, releasing the letter of credit for the Dallas facility in full and replacing it with a deposit of $181,000.

ITEM  4.  CONTROLS  AND  PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that it is able to record the information it is required to disclose in the reports it files with the SEC, and to process, summarize and report this information within the time periods specified in the rules and forms of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods and to ensure that information required to be disclosed in the Company's Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2005, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS


                                       Issuer Purchases of Equity Securities (1)
                                       -----------------------------------------
                                                 Total number
                                                   of shares
                                                   purchased    Maximum number
                                                   as part    of shares that may
                        Total number  Average     of publicly   yet be purchased
                          of shares  price paid announced plans  under the plans
Period                    purchased  per share    or programs      or programs
------                 ------------  ---------- -------------- -----------------
April 1, 2005
through
April 12, 2005 (2) (3)    30,000       $11.86       30,000                  -





(1) During the quarter ended June 30, 2005, the Company repurchased 30,000 shares for an aggregate purchase price of approximately $356,000. Repurchases were made under a Rule 10b5-1 stock repurchase plan approved on November 5, 2004, which authorized the repurchase of up to 1.5 million shares.

(2)  All  shares  were  purchased  pursuant  to the publicly announced programs.

(3) As of April 12, 2005, the company terminated the share repurchase plan authorized in November 2004. A total of 1.2 million shares were repurchased under this plan for a total aggregated cost of approximately $13.9 million. No shares were repurchased after April 12, 2005.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Pegasus held its annual meeting of stockholders on May 10, 2005. At the annual meeting, Pegasus stockholders took the following actions:

1) By a vote of 18,074,159 for, none against and 858,715 withheld, the stockholders elected Robert B. Collier as Class II Director for a term expiring at the annual meeting to be held in 2008 and until his successor is elected and qualified.

2) By a vote of 18,633,847 for, none against and 299,027 withheld, the stockholders elected Pamela H. Patsley as Class II Director for a term expiring at the annual meeting to be held in 2008 and until her successor is elected and qualified.

3) By a vote of 18,076,637 for, none against and 856,237 withheld, the stockholders elected Bruce W. Wolff as Class II Director for a term expiring at the annual meeting to be held in 2008 and until his successor is elected and qualified.

4) By a vote of 18,503,942 for, 428,252 against and 680 withheld, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company to audit its consolidated financial statements and internal controls over financial reporting for 2005.

ITEM  6.  EXHIBITS

a)  Exhibits

*Exhibit  31.1  -  Certification of Chief Executive Officer, Pursuant to Section
     302  of  the  Sarbanes-Oxley  Act  of  2002.

*Exhibit  31.2  -  Certification of Chief Financial Officer, Pursuant to Section
     302  of  the  Sarbanes-Oxley  Act  of  2002.

**Exhibit  32.1  -  Certification of Chief Executive Officer and Chief Financial
     Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed  herewith.
**     Furnished  herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PEGASUS SOLUTIONS, INC.





August 9, 2005                                            /s/ JOHN F. DAVIS, III
                                                --------------------------------
                                                             John F. Davis, III,
                                              President, Chief Executive Officer
                                                                    and Chairman


August 9, 2005                                               /s/ SUSAN K. CONNER
                                               ---------------------------------
                                                                Susan K. Conner,
                                                        Executive Vice President
                                                     and Chief Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  9,  2005
/s/  JOHN  F.  DAVIS,  III
-------------------------------------------
John  F.  Davis,  III
President,  Chief  Executive  Officer  and  Chairman

Exhibit  31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I,  Susan  K.  Conner,  certify  that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  9,  2005
/s/  SUSAN  K.  CONNER
---------------------------------------
Susan  K.  Conner
Executive  Vice  President  and  Chief  Financial  Officer

Exhibit  32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Pegasus  Solutions,  Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 9, 2005                                          /s/ JOHN F. DAVIS, III
                                          ------------------------------------
                                                           John F. Davis, III,
                                            President, Chief Executive Officer
                                                                  and Chairman


August 9, 2005                                            /s/ SUSAN K. CONNER
                                         ------------------------------------
                                                             Susan K. Conner,
                                                     Executive Vice President
                                                  and Chief Financial Officer