Form 10-Q
period 2005-10-30
PEGASUS SOLUTIONS INC
filed 2005-11-09
CIK 1040261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

     (Mark  one)

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No      X

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of
November  1,  2005  was  20,766,199.

                             PEGASUS SOLUTIONS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                           Page
                                                                           ----

Part  I.  Financial  Information

     Item  1.  Financial  Statements  (Unaudited)                             3

     a)   Condensed  Consolidated  Balance  Sheets
          as of September 30, 2005 and December  31,  2004                    3
     b)   Condensed  Consolidated  Statements  of  Operations
          and Comprehensive Income  (Loss)  for the three and
          nine months ended September 30, 2005 and  2004                      4
     c)   Condensed  Consolidated  Statements  of Cash Flows
          for the nine months ended  September  30,  2005  and  2004          5
     d)   Notes  to  Condensed  Consolidated  Financial  Statements           6

     Item  2.  Management's  Discussion  and Analysis of Financial
               Condition and Results  of  Operations                         12

     Item  4.  Controls  and  Procedures                                     20

 Part  II.  Other  Information

     Item  1.  Legal  Proceedings                                            20

     Item  6.  Exhibits                                                      20

Signatures                                                                   21

Part  I.  Financial  Information
Item  1.  Financial  Statements  (Unaudited)

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         September 30,  December 31,
                                                            2005           2004
                                                          ---------     ---------
ASSETS

Cash and cash equivalents                                 $ 27,175      $ 17,599
Auction rate securities                                      3,000         5,650
Short-term investments                                           -         6,001
Accounts receivable, net                                    27,402        28,551
Other current assets                                         8,292         9,061
                                                          ---------     ---------
     Total current assets                                   65,869        66,862

Goodwill                                                   163,585       163,585
Intangible assets, net                                       4,667         5,827
Property and equipment, net                                 61,185        80,326
Other noncurrent assets                                     17,919        12,614
                                                          ---------     ---------
     Total assets                                         $313,225      $329,214
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $ 28,411      $ 29,531
Unearned revenue                                             6,926         6,763
Other current liabilities                                    6,809         5,621
                                                          ---------     ---------
     Total current liabilities                              42,146        41,915

Noncurrent uncleared commission checks                       5,387         5,576
Other noncurrent liabilities                                16,228        19,407
Convertible debt                                            75,000        75,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; zero shares issued and outstanding              -             -
  Common stock, $0.01 par value; 50,000,000 shares
     authorized; 20,765,199 and 21,105,815 shares issued
     and outstanding, respectively                             208           211
  Additional paid-in capital                               237,570       242,112
  Unearned compensation                                       (339)         (408)
  Accumulated other comprehensive loss                        (930)         (995)
  Accumulated deficit                                      (62,045)      (53,604)
                                                          ---------     ---------
     Total stockholders' equity                            174,464       187,316
                                                          ---------     ---------
     Total liabilities and stockholders' equity           $313,225      $329,214
                                                          =========     =========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                            -------------        -------------

                                            2005      2004      2005       2004
                                          --------  --------  ---------  ---------
Revenues:
  Service revenues                        $41,278   $44,470   $120,883   $129,419
  Customer reimbursements                   4,397     3,929     13,111     11,549
                                          --------  --------  ---------  ---------
     Total revenues                        45,675    48,399    133,994    140,968

Costs of services:
  Cost of services (exclusive of
  depreciation and amortization shown
  separately below)                        20,822    21,422     62,930     66,229
  Customer reimbursements                   4,397     3,929     13,111     11,549
                                          --------  --------  ---------  ---------
     Total costs of services               25,219    25,351     76,041     77,778

Research and development                      879       676      2,462      3,039
General and administrative expenses         5,775     5,797     17,721     18,223
Marketing and promotion expenses            4,860     4,815     15,809     14,509
Depreciation and amortization               4,955     4,156     13,890     13,447
                                          --------  --------  ---------  ---------
Operating income                            3,987     7,604      8,071     13,972

Other income (expense):
  Gain on sale of Travelweb, LLC                -         -          -      1,961
  Interest expense, net                      (323)     (498)    (1,050)    (1,523)
  Other                                       129       159        268       (134)
                                          --------  --------  ---------  ---------
Income from continuing operations
 before income taxes                        3,793     7,265      7,289     14,276

Income tax expense                         (1,361)   (2,383)    (2,647)    (5,073)
                                          --------  --------  ---------  ---------
Income from continuing operations           2,432     4,882      4,642      9,203

Discontinued operations, net of tax          (226)   (1,096)   (13,083)    (2,993)
                                          --------  --------  ---------  ---------
Net income (loss)                         $ 2,206   $ 3,786   $ (8,441)  $  6,210
                                          ========  ========  =========  =========

Other comprehensive income (loss):
  Change in unrealized gain (loss) on
  investments, net of tax                      24         8         65         (4)
                                          --------  --------  ---------  ---------
Comprehensive income (loss)               $ 2,230   $ 3,794   $ (8,376)  $  6,206
                                          ========  ========  =========  =========

Basic income (loss) per common share:
  Continuing operations                   $  0.12   $  0.22   $   0.22   $   0.39
  Discontinued operations                 $ (0.01)  $ (0.05)  $  (0.63)  $  (0.12)
                                          --------  --------  ---------  ---------
Net income (loss)                         $  0.11   $  0.17   $  (0.41)  $   0.27
                                          ========  ========  =========  =========

Diluted income (loss) per common share:
  Continuing operations                   $  0.12   $  0.20   $   0.22   $   0.39
  Discontinued operations                 $ (0.01)  $ (0.04)  $  (0.62)  $  (0.11)
                                          --------  --------  ---------  ---------
Net income (loss)                         $  0.11   $  0.16   $  (0.40)  $   0.28
                                          ========  ========  =========  =========

Weighted average shares outstanding:
  Basic                                    20,758    22,131     20,743     23,355
                                          ========  ========  =========  =========
  Diluted                                  20,941    26,224     20,973     27,406
                                          ========  ========  =========  =========

     See accompanying notes to condensed consolidated financial statements.

                             PEGASUS SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                Nine Months Ended
                                                                  September 30,
                                                                  -------------
                                                                 2005      2004
                                                               --------  ---------
Cash flows from operating activities:
  Net income (loss)                                            $(8,441)  $  6,210
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                               16,407     17,077
    Non-cash asset impairment discontinued operations           16,630          -
    Gain on sale of Travelweb, LLC                                   -     (1,961)
    Deferred income taxes                                       (6,696)     1,185
    Other                                                          973      2,016
    Changes in assets and liabilities:
      Accounts receivable                                          583     (7,292)
      Other current and noncurrent assets                          164     (1,028)
      Accounts payable and accrued liabilities                     288      3,868
      Unearned revenue                                             853        (83)
      Other current and noncurrent liabilities                     405       (362)
      Landlord paid tenant improvements                              -        799
                                                               --------  ---------
      Net cash provided by operating activities                 21,166     20,429

Cash flows from investing activities:
  Proceeds from sale of Travelweb, LLC                               -      4,167
  Proceeds from maturity of marketable securities, including
  auction rate securities                                       25,458     43,439
  Purchase of marketable securities, including
  auction rate securities                                      (15,652)   (23,915)
  Purchase of property and equipment                           (17,317)   (15,036)
  Other                                                            753        742
  Landlord paid tenant improvements                                  -       (799)
                                                               --------  ---------
      Net cash provided by (used in) investing activities       (6,758)     8,598

Cash flows from financing activities:
  Repurchase of common stock                                    (6,245)   (48,004)
  Proceeds from issuance of common stock                         1,480      5,138
  Other                                                            (67)      (386)
                                                               --------  ---------
      Net cash used in financing activities                     (4,832)   (43,252)

Net increase (decrease) in cash and cash equivalents             9,576    (14,225)

Cash and cash equivalents, beginning of period                  17,599     42,039
                                                               --------  ---------
Cash and cash equivalents, end of period                        27,175     27,814
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

Reclassifications

In 2004, the Company concluded that it was appropriate to classify certain auction rate securities that had been previously classified as cash and cash equivalents as a separately stated current asset. The Company has made adjustments to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows or in previously reported Condensed Consolidated Statements of Operations for any period. The Company has also made an adjustment to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect landlord paid tenant improvements as a cash inflow in net cash provided by operating activities and a cash outflow in net cash provided by investing activities, rather than a noncash investing activity.

Stock-based  employee  compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for stock option awards because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. The Company maintains stock incentive and employee stock purchase plans. Total compensation expense for these plans was $31,000 and $30,000 for the three months ended September 30, 2005 and 2004, respectively, and $93,000 and $161,000 for the nine months ended September 30, 2005 and 2004, respectively.

The  following  table  represents the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):


                                             Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
                                                -------------       -------------
                                               2005      2004      2005       2004
                                              -------  --------  ---------  --------
Net income (loss), as reported                $2,206   $ 3,786   $ (8,441)  $ 6,210
Add:  Stock-based employee
     compensation expense included in
     reported income (loss), net of
     related tax effects                          19        18         57        99
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods for all
     awards, net of related tax effects         (473)   (1,034)    (2,072)   (3,751)
                                              -------  --------  ---------  --------

Pro forma net income (loss)                   $1,752   $ 2,770   $(10,456)  $ 2,558
                                              =======  ========  =========  ========

Net income (loss) per share, as reported:
    Basic                                     $ 0.11   $  0.17   $  (0.41)  $  0.27
                                              =======  ========  =========  ========
    Diluted                                   $ 0.11   $  0.16   $  (0.40)  $  0.28
                                              =======  ========  =========  ========

Net income (loss) per share, pro forma:
    Basic                                     $ 0.08   $  0.13   $  (0.50)  $  0.11
                                              =======  ========  =========  ========
    Diluted                                   $ 0.08   $  0.12   $  (0.50)  $  0.11
                                              =======  ========  =========  ========

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


2.        DISCONTINUED  OPERATIONS  AND  ASSETS  HELD  FOR  SALE

In June 2005, the Board of Directors of the Company approved and committed to a formal plan to exit the property management systems (PMS) business by selling the Company's PMS operations. These operations included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers.

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

The PMS operations have been classified as discontinued operations for all periods presented and the PMS assets are classified as assets held for sale at September 30, 2005. In classifying the PMS assets as held for sale, the Company concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, the Company recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, the Company recorded an approximately $1.0 million pre-tax charge for exit and transition costs, which were paid during the third quarter of 2005. These charges are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as discontinued operations, net of tax. Assets held for sale of $1.9 million are included in other noncurrent assets in the Condensed Consolidated Balance Sheet as of September 30, 2005. The Company will continue to analyze whether the PMS operations meet the criteria to be presented as discontinued operations for one year.

During October 2005, the Company completed the disposition of the Guestview and NovaPlus operations to Multi-Systems, Inc. The sale price was approximately $1.3 million, including $605,000 paid upon closing and $722,000 due under a full recourse promissory note, payable in three annual installments of $270,000, including interest at 6%. The Company expects to record a gain on the sale of approximately $370,000 in the fourth quarter of 2005, which will be included in discontinued operations. The Company expects to sell the remaining PegasusCentral PMS business by the end of the second quarter of 2006.

Condensed income statement data for the discontinued operations is presented below (in thousands). The income tax benefit is calculated using a discrete statutory tax rate approach for discontinued operations.


                                         Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                            -------------         -------------
                                           2005      2004        2005       2004
                                          -------  ---------  ----------  ---------
Revenues . . . . . . . . . . . . . . . .  $  552   $  1,104   $   1,882   $  3,860
                                          =======  =========  ==========  =========

Operating loss .                          $ (368)  $ (1,784)  $ (21,299)  $ (4,872)
Income tax benefit . . . . . . . . . . .     142        688       8,216      1,879
                                          -------  ---------  ----------  ---------
Loss related to discontinued operations,
net of tax
                                          $ (226) $  (1,096)  $ (13,083)  $ (2,993)
                                          =======  =========  ==========  =========

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


4.       INTANGIBLE  ASSETS

Pegasus has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets at September 30, 2005 and December 31, 2004 (in thousands):


                          September 30, 2005      December 31, 2004
                         ------------------       -----------------
                        Carrying Accumulated    Carrying Accumulated
                         Value   Amortization    Value   Amortization
                        -------  -------------  -------  -------------
Customer relationships  $56,996      $(53,587)  $56,996      $(53,091)
Non-compete agreements    6,000        (4,754)    6,120        (4,215)
Other. . . . . . . . .       48           (36)       48           (31)
                        -------  -------------  -------  -------------
Total                   $63,044      $(58,377)  $63,164      $(57,337)
                        =======  =============  =======  =============


Amortization expense for those intangible assets was $310,000 and $501,000 for the three months ended September 30, 2005 and 2004, respectively, and was $1.0 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively.

5.     NET  INCOME  (LOSS)  PER  SHARE

The  following  table  sets  forth  the  computation of basic and diluted income
(loss)  per  common  share  (in  thousands,  except  per  share  data):


                                                    Three Months Ended    Nine Months Ended
                                                       September 30,        September 30,
                                                       -------------        -------------
                                                       2005      2004      2005       2004
                                                     --------  --------  ---------  --------
Income from continuing  operations              (a)  $ 2,432   $ 4,882   $  4,642   $ 9,203
Discontinued operations, net of tax             (b)     (226)   (1,096)   (13,083)   (2,993)
                                                     --------  --------  ---------  --------
Net income (loss)                               (c)  $ 2,206   $ 3,786   $ (8,441)  $ 6,210
                                                     ========  ========  =========  ========

Income from continuing operations               (a)  $ 2,432   $ 4,882   $  4,642   $ 9,203
   Adjustment for interest on convertible
   debt, net of tax                                        -       444          -     1,383
                                                     -------   --------   -------- ---------
 Income from continuing operations,
   as adjusted                                  (d)  $ 2,432   $ 5,326   $  4,642   $10,586
                                                     ========  ========  =========  ========

Net income (loss)                               (c)  $ 2,206   $ 3,786   $ (8,441)  $ 6,210
   Adjustment for interest on convertible
   debt, net of tax                                        -       444          -     1,383
                                                      -------  --------   -------- ---------
Net income (loss), as adjusted                  (e)  $ 2,206   $ 4,230   $ (8,441)  $ 7,593
                                                     ========  ========  =========  ========

Basic income (loss)  per share:
  Continuing operations                     (a)/(f)  $  0.12   $  0.22   $   0.22   $  0.39
  Discontinued operations                   (b)/(f)  $ (0.01)  $ (0.05)  $  (0.63)  $ (0.12)
                                                     --------  --------  ---------  --------
  Net income (loss)                         (c)/(f)  $  0.11   $  0.17   $  (0.41)  $  0.27
                                                     ========  ========  =========  ========

Diluted income (loss)  per share:
  Continuing operations                     (d)/(g)  $    12   $  0.20   $   0.22   $  0.39
  Discontinued operations                   (b)/(g)  $ (0.01)  $ (0.04)  $  (0.62)  $ (0.11)
                                                     --------  --------  ---------  --------
  Net income (loss)                         (e)/(g)  $  0.11   $  0.16   $  (0.40)  $  0.28
                                                     ========  ========  =========  ========
Basic weighted average shares
   Outstanding                                  (f)   20,758    22,131     20,743    23,355
Dilutive effect of stock options (1)                     183       367        230       325
Dilutive effect of convertible debt (2)                    -     3,726          -     3,726
                                                     -------   --------   -------- ---------
Dilutive weighted average shares
  outstanding                                   (g)   20,941    26,224     20,973    27,406
                                                     ========  ========  =========  ========

(1) Weighted average shares issuable upon exercise of stock options that were excluded from the calculation as their effect would have been anti-dilutive to income from continuing operations were 3.5 million and 1.8 million for the quarters ended September 30, 2005 and 2004, respectively, and 3.2 million and
2.4 million for the nine months ended September 30, 2005 and 2004, respectively.

(2) Subject to certain conditions, the Company's convertible debt is convertible into common stock at a conversion price of approximately $20.13 per share, equal to approximately 3.7 million shares. No dilution for convertible debt was included in the calculation for the three months and nine months ended September 30, 2005 as the effect would be anti-dilutive to income from continuing operations for these periods.

6.     STOCKHOLDERS'  EQUITY

On November 5, 2004, the Board of Directors approved a share buy-back plan for the repurchase of up to 1.5 million shares of Pegasus' common stock. Share buy-backs under this plan have been made under a Securities and Exchange Act of 1934 Rule 10b5-1 share repurchase plan, which allowed Pegasus to repurchase shares, subject to certain limitations, even during blackout periods. During 2005, the Company purchased approximately 518,000 shares for an aggregate cost of $6.2 million. On April 12, 2005, the Rule 10b5-1 stock repurchase plan was terminated. The Company had total repurchases under the plan of approximately
1.2 million shares for a total aggregate value of $13.9 million. Shares repurchased under Board-approved plans have all been cancelled.


7.     EMPLOYEE  DEFINED  BENEFIT  PLANS

Pursuant to their employment agreements, certain Company officers are eligible for additional retirement benefits to be paid by the Company under the Supplemental Executive Retirement Plan ("SERP"). The SERP became effective on January 1, 2000 and provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP. As a result of changes in executive management, during the first quarter 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). The Company has made cash contributions of approximately $460,000 to a trust associated with the SERP during the nine months ended September 30, 2005.

In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the "Utell Defined Benefit Plan"). The Utell Defined Benefit
Plan provides supplemental retirement benefits to its members, based on final average compensation. The Company expects to make cash contributions of approximately $250,000 to the Utell Defined Benefit Plan during 2005. For the nine months ended September 30, 2005, cash contributions of approximately $187,000 were made.

The following table provides the components of net periodic benefit costs for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

                                                 SERP              Utell Defined Benefit Plan
                                     ---------------------------   ---------------------------
                                     Three months    Nine months   Three months    Nine months
                                         ended          ended          ended          ended
                                     September 30,  September 30,  September 30,  September 30,
                                     --------------  -------------  -------------  ------------
                                      2005    2004    2005    2004   2005   2004   2005   2004
                                     ------  ------  ------  ------  -----  -----  -----  -----
Service cost                         $  50   $  50   $ 150   $ 151   $  90  $  72  $ 270  $ 216
Interest cost                           64      58     192     175     185    134    557    402
Expected return on plan assets. . .      -       -       -       -    (206)  (172)  (618)  (514)
Amortization of prior service cost.    (11)    (11)    (31)    (33)      -      -      -      -
Recognized net actuarial loss.          33      30      97      91       -      -      -      -
Curtailment gain.                        -       -       -    (162)      -      -      -      -
                                     --------------  --------------  ------------  ------------
Net periodic benefit cost            $ 136   $ 127   $ 408   $ 222   $  69  $  34  $ 209  $ 104
                                     ======  ======  ======  ======  =====  =====  =====  =====

In response to new tax regulations, the Company is evaluating its executive retirement program, which consists of the SERP and the Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the "DCP"), a defined contribution plan that provides supplemental retirement benefits to certain management employees of the Company. The Company expects to come to a resolution of its alternatives in the fourth quarter of 2005. While the program may be unchanged with no impact to cash or the Company's results of operations, one alternative being evaluated is an amendment to the SERP and DCP which would offer participants an election to cash out their benefits that are vested at December 31, 2005 and cease future participation in the plans. This alternative would result in a cash out payment to participants of up to approximately $4.4 million, the liquidation of trust assets, associated with benefits earned under the SERP and DCP, of approximately $2.6 million, and the incurrence of a settlement charge under SFAS 88 of up to approximately $2.7 million. Assuming future participation by all the participants ceases, annual cost savings would be approximately $1.1 million.

8.     COMMITMENTS  AND  CONTINGENCIES

The Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, it does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

During the third quarter of 2005, the Company ceased the use of two office spaces, one in New York and one in Australia, prior to the lease termination dates and recorded lease termination costs of approximately $378,000 and $133,000, respectively. These costs primarily represent the future lease payments related to the vacated facilities net of estimated sublease income over the remaining lease period of 37 months for the New York facility and 30 months for the Australia facility. Concurrent, the Company leased office space in New York at reduced rates, as compared to the previous lease.

9.     NEW  ACCOUNTING  GUIDANCE

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which provides interpretive guidance related to SFAS 123R. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value of the equity or liability instrument issued on the grant date. SFAS 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123R to the beginning of the annual reporting period that begins after June 15, 2005. The Company continues to evaluate SFAS 123R to determine the impact on its consolidated financial statements and currently intends to adopt the modified prospective transition method. SFAS 123R is expected to have a negative effect on consolidated net income.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for United States corporations to receive repatriations of accumulated earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends from certain qualifying foreign corporations. The Company does not presently intend to repatriate accumulated earnings of foreign subsidiaries.

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

OVERVIEW

Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, Pegasus' customers include a majority of the world's travel agencies and more than 60,000 hotel properties around the globe. Pegasus' services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site, www.hotelbook.com(TM). The Company's representation services, including Utell by Pegasus(TM) and Unirez by Pegasus(TM), are used by nearly 7,000 member hotels in approximately 140 countries, making Pegasus the hotel industry's largest third-party marketing and reservations provider. Pegasus has 18 offices in 13 countries, with corporate headquarters in Dallas and regional hubs in London, Scottsdale and Singapore.

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

The PMS operations have been classified as discontinued operations for all periods presented and the PMS assets are classified as assets held for sale at September 30, 2005. In classifying the PMS assets as held for sale, we concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, we recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, the Company recorded an approximately $1.0 million pre-tax charge for exit and transition costs, which were paid during the third quarter of 2005. We will continue to analyze whether the PMS operations meet the criteria to be presented as discontinued operations for one year.

During October 2005, we completed the disposition of the Guestview and NovaPlus operations to Multi-Systems, Inc. The sale price was approximately $1.3 million, including $605,000 paid upon closing and $722,000 due under a full recourse promissory note, payable in three annual installments of $270,000, including interest at 6 percent. We expect to record a gain on the sale of approximately $370,000 in the fourth quarter of 2005, which will be included in discontinued operations. We expect to sell the remaining PegasusCentral PMS business by the end of the second quarter of 2006.

For further information, please see Note 2 to the Condensed Consolidated Financial Statements.

OPERATING  TRENDS

The following are trends that we have experienced or anticipate. Certain of these trends have or may have a negative impact on our revenues and profitability.

     - We have experienced a lengthening in the implementation cycle for our services, and once implemented, contracts in some instances are taking longer than anticipated to ramp up to expected transaction volumes.
     - Revenues from new product offerings are lower than previously anticipated. For instance, PegsTour , a new service which automates hotel reservations by tour operators and wholesale travel distributors, has experienced delays due to the implementation effort required by travel distributors and hotels (including development of an interface and business process changes).
     - In many instances, our service offerings continue to experience lower pricing on new contracts and contract renewals, arising from increased competition from lower-cost competitors and hotel and travel agency consolidations. However, this trend has begun to stabilize and is not expected to erode future revenues.
     - We continue to see an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites that utilize our services.
     - We continue to experience losses in our portfolio of customers, as some larger customers cease to outsource some of the services we offer or outsource to our competitors. For our commission processing service line, this trend has resulted in the loss of hotel participants, which could affect whether our travel agent customers continue to use our service. Further, we expect to cease providing commission processing services to one of our largest hotel participants early in the first quarter of 2006. For the trailing twelve months ended September 30, 2005, this hotel participant represented approximately 18 percent of our financial services revenues, and we paid them approximately $1.2 million in incentive payments, which are recorded in cost of services.
     -    We  are  experiencing  a  year-over-year  decline  in  our  revenues.

Positive  operating  trends  include:

     -    Average  daily  room  rates  (ADR)  are  improving.
     -    We  are  experiencing  stability  of  foreign currency exchange rates.
     -    Pricing  for  Internet  distribution  is  increasing.
     - We have established business partners in key regions around the world expanding our market reach in Latin America, Asia and Eastern Europe.
     - We have been able to reduce the Internet distribution revenue share that we pay out.

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

During the first quarter, we launched weekly commission processing. With this enhancement to our commission processing service, both hotels and travel agencies benefit from more efficient cash flow. During the second quarter, we launched hotelbook.com, which creates another way for independent hoteliers to compete online with the major hotel brand Web sites. We also expanded our presence in China by opening an office in Beijing, which is a key part of our strategy to expand our business in the Asia-Pacific region. Additionally, we have delivered a new release of our internet booking engine, Netbooker, and a new rate tracking service, as well as established a strategic relationship with Open Hospitality for Web services.

We are in the development phase of an automated system that will enable us to expand the use of our financial services into other travel markets, such as car rental and cruises, enhance the functionality of our weekly commission processing, and increase our financial services operating efficiency. We have evaluated funding and development alternatives related to this technology, including collaboration with outside parties. Such collaboration may result in changes in the development, integration and deployment of this software and may result in alternate financing arrangements such as future revenue sharing. We are presently reevaluating this project and a decision on its future is not likely until the strategic alternative initiative is completed. The carrying value of this technology is $8.3 million as of September 30, 2005. Changes in strategy, market condition, the outcome of our strategic alternative initiative, or other assumptions may significantly impact our determinations regarding whether an impairment exists and could significantly reduce the carrying value associated with this project.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. The table and discussion below address revenues by service line for the three months ended September 30, 2005 and 2004 (dollars in thousands).


                          Three Months Ended
                             September 30,       Variance
                           ----------------  ---------------
                            2005     2004        $       %
                           -------  -------  ---------  ----
Representation services    $16,930  $18,652  $ (1,722)   -9%
Reservation services         8,278    9,303    (1,025)  -11%
Financial services           8,538    9,358      (820)   -9%
Distribution services        7,532    7,157       375     5%
                           -------  -------  ---------  ----
  Service revenues          41,278   44,470    (3,192)   -7%
  Customer reimbursements    4,397    3,929       468    12%
                           -------  -------  ---------  ----
    Total revenues         $45,675  $48,399  $ (2,724)   -6%
                           =======  =======  =========  ====

Representation services revenues decreased primarily due to continued impact of reduced pricing and the transition of a significant Unirez by Pegasus customer to our central reservation service. A slight increase in ADR for our Utell by Pegasus offering was offset by a 5 percent decrease in reservation volumes and the average commission earned percentage. On a sequential quarter basis, the average commission earned has stabilized.

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

Distribution services revenues increased compared to the prior year quarter. Total transactions increased 5 percent, with Global Distribution Services (GDS) transactions increasing 10 percent and Internet transactions decreasing 8 percent. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites that do not utilize Pegasus' Internet distribution service, as well as the impact of a customer loss. Excluding this customer loss, Internet transactions increased 9 percent.

Customer reimbursements increased due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Operating Expenses. The table and discussion below address operating expenses for the three months ended September 30, 2005 and 2004 (dollars in thousands).


                                   Three Months Ended
                                      September 30,      Variance
                                      -------------    ------------
                                      2005     2004       $      %
                                     -------  -------  -------  ---
Cost of services                     $20,822  $21,422  $ (600)  -3%
Customer reimbursements                4,397    3,929     468   12%
                                     -------  -------  -------  ---
  Total costs of services             25,219   25,351    (132)  -1%

Research and development                 879      676     203   30%
General and administrative expenses    5,775    5,797     (22)   -
Marketing and promotion expenses       4,860    4,815      45    1%
Depreciation and amortization          4,955    4,156     799   19%
                                     -------  -------  -------  ---
   Total operating expenses          $41,688  $40,795  $  893    2%
                                     =======  =======  =======  ===

Operating expenses for the quarter ended September 30, 2005, were two percent higher that the prior year. The following factors contributed most significantly to the year over year impact:

     - $1.0 million of severance and lease termination costs incurred during the third quarter of 2005;
     - An increase in depreciation and amortization related to new capital projects going into production; offset by
     -    Lower  headcount  and  employee-related  expenses;  and
     -    Tight  management  of  all  variable  operating  costs.

Cost of services expenses, excluding customer reimbursements, decreased in the third quarter 2005 primarily due to lower customer incentives, communications expenses, and processing costs, commensurate with the decrease in revenues, partially offset by severance of $256,000 and lease termination costs of $133,000. Cost of services, excluding customer reimbursements, as a percentage of service revenues was 50 percent and 48 percent for the three months ended September 30, 2005 and 2004, respectively.

Customer reimbursements increased primarily due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Research and development expenses were higher year over year, primarily due to a decrease in capitalized payroll costs, as development efforts were focused on projects that were not capitalizable. Research and development expenses as a percentage of service revenues were 2 percent for the third quarter in both 2005 and 2004.

General and administrative expenses were flat with the prior year, with increases related to lease termination costs of $378,000 being offset by lower third-party service costs incurred, primarily related to tax and audit professional services. General and administrative expenses as a percentage of service revenues were 14 percent and 13 percent for the three months ended September 30, 2005 and 2004, respectively.

Marketing and promotion expenses increased slightly primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities, including costs related to the launch of our own travel Web site, hotelbook.com. Marketing and promotion expenses as a percentage of service revenues were 12 percent and 11 percent for the three months ended September 30, 2005 and 2004, respectively.

Depreciation and amortization expenses increased due to depreciation and amortization related to capital expenditures being put into production.

Interest expense, net. Net interest expense decreased from $498,000 to $323,000 for the third quarter 2005 compared to the third quarter 2004 due to higher capitalization of interest related to our software development efforts and higher interest rates.

Income tax expense. Pegasus recorded income tax expense on continuing operations of $1.4 million and $2.4 million for the third quarter 2005 and 2004, respectively, reflecting year-to-date effective rates of 36 percent for both years. The effective rate for 2005 differed from the statutory rate of 35 percent, primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes. Tax expense (benefit) is calculated using the estimated annual effective tax rate approach on continuing operations and a discrete statutory tax rate approach on discontinued operations.

Discontinued operations. For information regarding discontinued operations, please see Note 2 to the Condensed Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. The table and discussion below address revenues by service line for the nine months ended September 30, 2005 and 2004 (dollars in thousands).


                           Nine Months Ended
                              September 30,       Variance
                           ------------------  ---------------
                             2005      2004        $       %
                           --------  --------  ---------  ----
Representation services    $ 51,063  $ 54,397  $ (3,334)   -6%
Reservation services         25,501    27,794    (2,293)   -8%
Financial services           22,939    25,704    (2,765)  -11%
Distribution services        21,380    21,524      (144)   -1%
                           --------  --------  ---------  ----
  Service revenues          120,883   129,419    (8,536)   -7%
  Customer reimbursements    13,111    11,549     1,562    14%
                           --------  --------  ---------  ----
    Total revenues         $133,994  $140,968  $ (6,974)   -5%
                           ========  ========  =========  ====

Representation services revenues decreased primarily due to the continued impact of reduced pricing and the transition of a significant Unirez by Pegasus customer to our central reservation service. A 4 percent increase in ADR for our Utell by Pegasus offering was offset by a decrease in reservation volumes and the average commission earned percentage. On a sequential quarter basis, the average commission earned has stabilized.

Reservation services revenues decreased primarily due to continued pricing pressure on contract renewals and the loss of a customer. Partially offsetting these decreases was the transition of one customer from Unirez by Pegasus to our reservations services late in 2004. Net transactions decreased compared to the same period last year; however, excluding these two customers, net transactions processed increased 3 percent.

Financial services revenues decreased primarily due to an impact of approximately $1.5 million associated with the initial implementation of weekly commission processing in March 2005. While this enhancement to our commission processing service will benefit both hotels and travel agencies, its initial implementation impacted the timing of services we normally would have performed in March. Under the new process and technology, once commission data is input into the system, it is automatically included in the next weekly cycle. Because of the timing of data submission and when we provided our services, revenues for only approximately three weeks of data were recognized in March related to hotels that elected to utilize our weekly commission processing. Further, revenues decreased related to hotels that elected to stay on a monthly commission processing schedule because we were unable to provide services to or process any of the data submitted by these hotels until April. Offsetting the first quarter negative impact to revenues of approximately $2.1 million was the $600,000 positive impact in the second quarter of 2005, representing incremental revenues earned in the month of conversion, as hotel companies switched from monthly to weekly commission processing. The financial impact of implementing weekly commission processing was substantially complete by the end of the second quarter of 2005, as the majority of expected customer conversions to weekly commission processing were completed. Aside from this impact, financial services revenues were affected by reduced transactions and pricing, resulting from travel agency consolidations, partially offset by the continued benefit from improved ADR.

Distribution services revenues decreased primarily due to a 6% decrease in the number of Internet transactions. The decrease in Internet transactions reflects an increase in the percentage of Internet bookings made at hotel companies' proprietary Web sites that do not utilize Pegasus' Internet distribution service, as well as the impact of a customer loss. In addition, reduced pricing from the second quarter 2004 sale of Travelweb LLC to Priceline.com negatively affected year-over-year comparisons through May 2005. Improved pricing on premium channel Internet transactions and an 8 percent increase in GDS transactions partially offset these decreases.

Customer reimbursements increased due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Operating Expenses. The table and discussion below address operating expenses for the nine months ended September 30, 2005 and 2004 (dollars in thousands).


                                     Nine Months Ended
                                       September 30,        Variance
                                     ------------------  ---------------
                                       2005      2004        $       %
                                     --------  --------  ---------  ----
Cost of services                     $ 62,930  $ 66,229  $ (3,299)   -5%
Customer reimbursements                13,111    11,549     1,562    14%
                                     --------  --------  ---------  ----
  Total costs of services              76,041    77,778    (1,737)   -2%

Research and development                2,462     3,039      (577)  -19%
General and administrative expenses    17,721    18,223      (502)   -3%
Marketing and promotion expenses       15,809    14,509     1,300     9%
Depreciation and amortization          13,890    13,447       443     3%
                                     --------  --------  ---------  ----
   Total operating expenses          $125,923  $126,996  $ (1,073)   -1%
                                     ========  ========  =========  ====

Operating expenses for the nine months ended September 30, 2005 decreased 1 percent from the prior year. The following factors contributed most significantly to the year over year impact:

     - Prior year expenses included severance and related costs of $2.4 million related to a first quarter 2004 strategic change in our information technology organization compared to $1.0 million of severance and lease termination costs incurred during the third quarter of 2005;
     -    Headcount  and  employee-related  expenses  were lower year-over-year;
     -    Tight  management  of  all  variable  operating  costs;  and
     - Marketing and promotion expenses increased as we remain committed to sales and marketing efforts.

Cost of services expenses, excluding customer reimbursements, for the prior year included severance and related costs of $1.9 million related to a first quarter 2004 strategic change in our information technology organization. Cost of services also decreased as a result of the implementation of weekly commission processing in our financial services offering. Consistent with the change in timing of revenue recognition, customer incentives were reduced by approximately $150,000 during the nine months ended September 30, 2005. The remainder of the decrease is due to lower customer incentives, communications expenses, and processing costs, commensurate with the decrease in revenues. Cost of services, excluding customer reimbursements, as a percentage of service revenues were 52 percent and 51 percent for the nine months ended September 30, 2005 and 2004, respectively.

Customer reimbursements increased primarily due to an overall increase in our customers' GDS costs because of an increase in GDS transactions and GDS pricing.

Research and development expenses were down year over year, primarily due to lower headcount and employee-related expenses. Research and development expenses as a percentage of service revenues was 2 percent for the nine months ended September 30, 2005 and 2004.

General and administrative expenses for the prior year included severance and related costs of $465,000 related to a first quarter 2004 strategic change in our information technology organization offset by a first quarter curtailment gain of $162,000 for the Supplemental Executive Retirement Plan due to changes in executive management. Expenses also decreased due to lower third-party costs incurred, primarily related to tax and audit professional services. General and administrative expenses as a percentage of service revenues were 15 percent and 14 percent for the nine months ended September 30, 2005 and 2004, respectively.

Marketing and promotion expenses increased primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities, including costs related to the launch of our own travel Web site, hotelbook.com. Marketing and promotion expenses as a percentage of service revenues were 13 percent and 11 percent for the nine months ended September 30, 2005 and 2004, respectively.

Depreciation and amortization increased primarily due to depreciation and amortization related to capital expenditures being put into production. This increase was partially offset by completing the amortization of a software asset in the second quarter of 2004, which accounted for $460,000 in amortization in 2004.

Gain on Sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

Interest expense, net. Net interest expense decreased from $1.5 million to $1.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to higher capitalization of interest related to our software development efforts and higher interest rates.

Income tax expense. Pegasus recorded income tax expense on continuing operations of $2.6 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively, reflecting year-to-date effective rates of 36 percent for both years. The effective rate for 2005 differed from the statutory rate of 35 percent, primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes. Tax expense (benefit) is calculated using the estimated annual effective tax rate approach on continuing operations and a discrete statutory tax rate approach on discontinued operations.

Discontinued operations. For information regarding discontinued operations, please see Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

Historically, Pegasus has primarily relied on cash flows from operations to provide working capital for current and future operations and for capital investments. From time to time, we have also utilized bank lines of credit, proceeds from equity and debt offerings and private debt to supplement our ability to fund operating cash requirements, capital investments and acquisitions.

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Key indicators we use to make this assessment are current assets, current liabilities and net cash flow from operating activities.

Our principal source of capital during the first nine months of 2005 included cash and cash equivalents of $27.2 million and auction rate securities of $3.0 million. Our cash flows from operations of $21.2 million included $5.8 million related to our commission processing service. Excluding this factor, cash flows from operations of $15.4 million were sufficient to provide for working capital requirements. Other sources of cash during the first nine months of 2005 were $9.8 million net proceeds from the sale or maturity of marketable securities and $1.5 million of proceeds from stock option exercises.

Cash outlays in the first nine months of 2005 included the repurchase of approximately 518,000 shares of common stock for $6.2 million. The common stock repurchases were made under a Rule 10b5-1 stock repurchase plan that was approved on November 5, 2004 and terminated effective April 12, 2005.

Another component of our cash outlays included capital expenditures of $17.3 million consistent with our capital strategy of investing in software development projects meeting our return on investment criteria. Our capital expenditures primarily consist of personnel costs, interest expense and outside consultant costs for software development, computer hardware, furniture, fixtures and other office equipment.

We expect to continue incurring capital expenditures related to software development and the addition of capacity to existing systems. We estimate full year 2005 capital expenditures will total approximately $19 to $20 million. We may also collaborate with outside parties for software development or other business needs. The potential capital and financing arrangements required for such arrangements is uncertain.

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

Further, in response to new tax regulations, we are evaluating our executive retirement program, which consists of the Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan which provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP, and the Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the "DCP"), a defined contribution plan that provides supplemental retirement benefits to certain management employees of the company. We expect to come to a resolution of our alternatives in the fourth quarter of 2005. While the program may be unchanged with no impact to cash or our results of operations, one alternative being evaluated is an amendment to the SERP and DCP which would offer participants an election to cash out their benefits that are vested at December 31, 2005 and cease future participation in the plans. This alternative would result in a cash out payment to participants of up to approximately $4.4 million, the liquidation of trust assets, associated with benefits earned under the SERP and DCP, of approximately $2.6 million, and the incurrence of a settlement charge under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," of up to approximately $2.7 million. Assuming future participation by all the participants ceases, annual cost savings would be approximately $1.1 million.

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

Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004, collateralizing the leases for the Dallas and Scottsdale offices. During the first quarter of 2005, we released one of these letters of credit, replacing the $450,000 letter of credit for the Dallas facility with a deposit of $181,000.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2005, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                                         PEGASUS SOLUTIONS, INC.


November 9, 2005                                          /s/ JOHN F. DAVIS, III
                                                         -----------------------
                                                             John F. Davis, III,
                                              President, Chief Executive Officer
                                                                    and Chairman
                                                   (Principal Executive Officer)


November 9, 2005                                             /s/ SUSAN K. CONNER
                                                          ----------------------
                                                                Susan K. Conner,
                                                        Executive Vice President
                                                     and Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit Number    Description
----------------  --------------------------------------------------------------

  *31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  *31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 **32.1 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

 *  Filed herewith.
**  Furnished herewith.

Exhibit 31.1


                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John F. Davis, III, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and
          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our
          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2005

/s/ JOHN F. DAVIS, III
----------------------
John F. Davis, III
President, Chief Executive Officer and Chairman

Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John F. Davis, III, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Pegasus Solutions, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and
          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our
          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 9, 2005
/s/ SUSAN K. CONNER
----------------------
Susan K. Conner
Executive Vice President and Chief Financial Officer

Exhibit 32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Pegasus  Solutions,  Inc. (the
"Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








November 9, 2005                                          /s/ JOHN F. DAVIS, III
                                                          ----------------------
                                                             John F. Davis, III,
                                              President, Chief Executive Officer
                                                                    and Chairman


November 9, 2005                                             /s/ SUSAN K. CONNER
                                                          ----------------------
                                                                Susan K. Conner,
                                                        Executive Vice President
                                                     and Chief Financial Officer