Form 10-K
period 2005-12-31
PEGASUS SOLUTIONS INC
filed 2006-03-16
CIK 1040261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐          NO ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).          YES ☐          NO ☑

      The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2005, based on the closing price of the registrant’s common stock on such date as reported on the NASDAQ national market, was $132,105,211.

      The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 9, 2006 was 20,804,229.

PART I

Item 1.	Business

      Except where expressly indicated or the context otherwise requires, the “Company,” “Pegasus,” “we,” “our” or “us” when used in this Annual Report refers to Pegasus Solutions, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This report contains forward looking statements within the meaning of the federal securities laws, including statements using terminology such as “may,” “will,” “expects,” “plans,” “initiatives,” “intends,” “anticipates,” “believes,” “estimates,” or “potential,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward looking statements involve various risks and uncertainties. Our ability to predict results or the actual future effect of plans, initiatives or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, the failure of the Company to complete the transaction as contemplated by the Agreement and Plan of Merger dated December 19, 2005 among Perseus Holding Corp., 406 Acquisition Corp., and the Company (the “Merger Agreement”) (See Item 7 of the Annual Report on Form 10-K under the caption “The Merger Agreement” for more information) or delays with respect to the Merger Agreement, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, regional or global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, the inability of the Company to sell the balance of its property management systems, or PMS business, as well as other risks and uncertainties, including those appearing in Item 1A of the Annual Report on Form 10-K under the caption “Risk Factors.”

      Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, our customers include a majority of the world’s travel agencies and more than 60,000 hotel properties around the globe. Our services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site hotelbook.com™. Our representation services, including Utell by Pegasus™ and Unirez by Pegasus™, are used by more than 7,000 hotels in more than 130 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. We have 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

Strategy

      Our vision is to be the world leader in providing comprehensive and innovative solutions designed to transform critical business processes for hotels and travel distributors. Key elements of our strategy include the following:

•	Pursue Complete, Integrated Technology Solutions. We strive to bring together all of the reservation, distribution and commission processing technology needs of our customers instead of just a specific application. This includes providing services ranging from Web site integration to complete information technology outsourcing.

•	Develop Leading Technologies and Expedite the Time to Market for New Products. We strive to develop new technologies, services and solutions to meet the changing needs of our current and prospective customers. During 2005, we defined service line strategies and related technology needs. We have also continued to implement new software development processes with a focus on expediting the time to market of new products and reducing development costs.

•	Capitalize on Our Extensive and Diverse Portfolio of Independent Hotels and Small Hotel Groups. We believe consumers’ demand for a unique hotel experience, combined with lower cost distribution channels such as the Internet, will increase the presence of independent hotels and small hotel groups internationally and in the United States. With more than 7,000 hotels using our representation services, we have an opportunity to grow revenues by cross-selling our other services and by launching consumer channels to market our member hotels directly to consumers.

•	Pursue Emerging Hospitality Markets. We believe emerging markets such as Asia — in particular, China — Eastern Europe, and Latin America present a significant opportunity for revenue growth. We plan to utilize business partners, including sales agent partners, to expedite penetration in emerging markets in a cost effective manner.

•	Build Strategic Alliances and Partnerships. We seek to build strategic alliances and partnerships, particularly related to sales distribution and product packaging. We believe that these relationships will broaden the brand recognition and market presence of our services and help to expand our customer base. We may also seek to partner or acquire assets, technology and businesses that provide complementary services to our existing customers or access to other new travel-related markets and customers.

•	Provide Outstanding Customer Service. In 2005, we continued our company-wide campaign to embrace customer satisfaction as part of our corporate culture. To emphasize the importance of customer satisfaction, a portion of our employees’ compensation is tied to customer satisfaction benchmarks.

Services

      Through our comprehensive and integrated service offerings we can provide one or more of the following services to hotels and travel distributors worldwide:

      Reservation Services. Our award winning Central Reservation Services (“CRS”) utilize our RezView® application at its core. Hotel chains and hotel representation companies use a CRS to store information about all of their properties in a central database and then use that information to make and modify reservations and to generate various operational, management and marketing reports.

      Offered under the application service provider (“ASP”) model, our CRS service is a cost effective option for those hotel chains and hotel representation companies that neither have, nor want, the overhead associated with developing, implementing and maintaining the systems infrastructure inherent to CRS ownership.

      We provide CRS services on an ASP basis to approximately 7,000 hotel properties, representing approximately 850,000 hotel rooms worldwide (including properties in our Utell by Pegasus representation portfolio). We also offer call center services to these clients. During 2005, we began offering our call center services on a stand-alone basis to clients requiring an outsourced solution for the entire operation or to support expansion into select, strategic geographic regions.

      Distribution Services. Distribution services provides the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four global distribution systems (“GDSs”) used by travel agencies worldwide, a growing number of tour operators, wholesalers, and a wide variety of Powered by Pegasus® Internet sites. During 2005, distribution services processed approximately 29 million transactions. Distribution services include:

•	GDS distribution — GDS distribution is offered to hotel customers. Our GDS distribution service offering automates hotel reservations through traditional GDS channels. The offering consists of connectivity to the four major GDSs (Sabre, Galileo, Amadeus and Worldspan) for reservation-related transactions, support of GDS maintenance activities, such as availability status and rate update functions, and standard reporting on transactional activity.

•	Third-party Internet sites — We provide travel-related Internet sites access to our hotel information database containing content and images on more than 60,000 properties and on-line hotel reservation capability. We provide this service to several of the leading travel Internet sites such as Expedia.com, Orbitz.com, and our own hotelbook.com and Utell.com.

•	Hotel Internet sites — A component of the online distribution environment, NetBooker® is a Pegasus developed and hosted online Internet booking engine available to hoteliers and travel portal companies who want a private label Internet site with integrated, seamless availability and booking engine but without the responsibilities and overhead of internal design, development and hosting. Hotel Internet sites that are “Powered by Pegasus” offer brand-loyal Internet shoppers real-time rates, availability and booking capabilities.

•	PegsTour™ — This new product provides a direct link between tour operators and travel suppliers that is a new alternative to the traditional facsimile method tour operators have used to book reservations.

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups. Pegasus represents more than 7,000 independent and small hotel group properties around the world.

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

      During 2005, we launched hotelbook.com™, which creates another way for independent hoteliers to compete online with the major hotel brand Web sites. Hotelbook.com is our website for independent hotels that participate in our representation service. Hotelbook.com presents travelers with a unique lodging option in today’s increasingly complex online travel arena. Hotelbook.com strives to provide travelers with a place to find something different in a hotel. With approximately 5,000 independent hotels in approximately 1,900 cities around the globe, hotelbook.com enables a user to research independent hotels worldwide, make commissionable bookings, get instant confirmations, check commissions and check out the latest promotions.

      Also during 2005, we opened an office in Beijing to expand our presence in the emerging China market.

      Financial Services. Financial services provides comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies in more than 200 countries. Key services include: commission processing; commission reconciliation and tracking for member agencies; and global commission solutions for participating hotels.

      Each week, or on a monthly basis depending on the participating hotel’s preference, Pegasus consolidates, distributes, reconciles, tracks and reports millions of dollars in commission payments to travel agency locations worldwide on behalf of more than 35,000 participating hotel properties. Traditionally, the process of reconciling and paying hotel commissions to travel agencies was based on transaction-specific hotel data and consisted of a number of relatively small payments to travel agencies, often including payments in multiple currencies. Our value-added commission consolidation and reporting service benefits both hotel and travel agency participants by providing a single, monthly commission payment to member travel agencies from participating hotels in their choice of currency. Our commission processing service processed approximately $479 million in hotel commissions in 2005.

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

      Reservation Services. Our reservation services compete with hotel companies that develop and host their own CRSs and third parties that provide CRS and related services under a license agreement or as an ASP. Our reservation service competitors include TRUST International (subsidiary of Cendant Corporation), SynXis Corporation (subsidiary of Sabre Holdings Corporation), TravelCLICK Inc. and MICROS Systems, Inc.

      Distribution Services. Pegasus’ distribution services support a variety of distribution channels, each with its own competition. For example:

•	GDS connectivity — Our GDS connectivity service competes primarily with WizCom International, Ltd. (subsidiary of Cendant Corporation). Customers may change their electronic reservation interface to WizCom or to another similar service. Also, some hotels have established a direct connection to one or more GDSs rather than through an intermediary, such as Pegasus or WizCom. Other hotels may choose to take the same action. If hotels establish this direct connection, they would bypass our intermediary position and eliminate the need to pay our fees. However, the cost to maintain a separate connection to each GDS is typically more costly than maintaining a single connection to Pegasus.

•	Third-party and hotel Internet sites — Our online distribution services face competition in the online hotel room reservation business from GDSs, middleware providers and Internet sites establishing direct connections to a hotel chain’s CRS. Middleware provider competitors are Internet site development companies that could develop an interface directly between a hotel’s property system and a travel Internet site or an interface between a hotel company’s CRS and a travel Internet site. Hotels have been increasingly promoting the use of their own Internet sites. The cost of entry into the Internet hotel room reservation business is relatively low. However, the cost to maintain a separate connection to each Internet site is typically more costly than maintaining a single connection to Pegasus.

•	PegsTour™ — Our PegsTour service faces competition primarily from tour operators who continue to maintain their current manual processes to manage this business versus the automated approach we offer with PegsTour. Cendant Corporation also offers a similar service.

      Representation Services. Our hotel representation services compete with other providers of distribution, sales and marketing services, including hotel groups, franchisors, reservation companies and other travel or hotel representation companies. Our primary competitors offering hotel representation services are Vantis/ TravelCLICK Inc., SHS-WorldHotels, Supranational Hotels, SynXis Corporation, Sceptre Hospitality Resources, and TransHotel. Hotelbook.com competes primarily with proprietary websites for independent hotel groups.

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

International Operations

      We derive approximately 44 percent of our revenue from customers located outside the United States, primarily in the United Kingdom. Fluctuations in the value of foreign currencies relative to the U.S. dollar directly impact our revenues and expenses. More information regarding specific risks associated with our foreign operations and our exposure to movements in foreign currency exchange rates is available under the heading “Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” See enterprise-wide disclosures in Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

      We are continually developing new technology and enhancing existing proprietary technology. Currently, one United States patent has been issued to us, and a second United States patent has been allowed and we expect that it will issue in the second half of 2006. In addition, we have filed a total of six patent applications in Australia, Canada and the European Union. One patent application in China has been allowed but has not yet issued, and the remainder are in various stages of the application process. We primarily rely on a combination of trademark, copyright, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology. Any misappropriation of our intellectual property could have a material adverse effect on our competitive position.

Research and Development

      Our research and development activities primarily consist of software development, development of enhanced communication protocols and custom user interfaces, and database design and enhancement. Our total research and development expense related to continuing operations was $3.4 million, $3.7 million and $4.5 million for 2005, 2004, and 2003, respectively.

Employees

      At February 28, 2006, we had 1,049 employees, 671 of whom are located in the United States. We had 150 people performing information technology functions, 759 people performing sales and marketing, customer relations and business development functions, and the remainder performing corporate functions, such as finance, legal, human resources and administrative. We have no unionized employees. We believe that our employee relations are satisfactory.

Available Information

      The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. As an electronic filer, Pegasus’ reports, proxy and information statements, and other information is available at the SEC’s Internet site, http://www.sec.gov.

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

Item 1A.	Risk Factors

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

Risks Related to the Company

Our failure to close the acquisition of the Company as contemplated by the Agreement and Plan of Merger dated December 19, 2005 among Perseus Holding Corp., 406 Acquisition Corp. and the Company or delays with respect to such closing could adversely affect our business.

      Our announcement in April 2005 of our intent to explore strategic alternatives for the Company resulted in some level of uncertainty amongst our employees and some of our customers during the ensuing months the initiative was underway. Our announcement of an agreement to sell the Company helped to alleviate some of this uncertainty. If we fail to close the sale of the Company as contemplated or the closing is delayed, it likely would increase the level of uncertainty amongst our employees and some of our customers. This development may result in the following adverse effects upon our business, operating results and financial condition:

•	a less productive work force

•	loss of employees

•	delays in entering into or refusals to enter into contracts with some of our customers and third party service providers

•	continued management focus on the strategic alternative initiative rather than ongoing business initiatives

•	the incurrence of significant expenses relating to the failed transaction

•	possible litigation arising out of a failed transaction.

      If we fail to close the sale of the Company as contemplated or the closing is delayed, it likely would result in a drop and/or significant fluctuation in our stock price.

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

      Although we strive to be a technological leader, future technology advances may not complement or be compatible with our services. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively developing and implementing new technologies, adapting our services to emerging industry standards or developing, introducing and marketing service enhancements or new services in a timely manner and with acceptable performance levels. For example, during 2005, we discontinued our PMS services, a decision made in part because of the termination of an agreement with our largest PegasusCentral customer. We have completed the sale of two of our PMS systems and plan to sell our PegasusCentral software by June 30, 2006.

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

      Our operations depend on our ability to protect our computer systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, unauthorized entry, malfunctions, human error or other events beyond our control. A significant amount of our computer equipment is located in Scottsdale, Arizona. Any unanticipated problems may cause a significant system outage or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or others. Our infrastructure may also fail to provide consistent dependable service as a result of circumstances both in and out of our control. Any damage to our databases, failure of communication links, security breach or other factors that cause interruptions in our operations could adversely affect our business, operating results and financial condition.

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

      We also regularly evaluate acquisition and strategic alliance opportunities and in the future may make additional acquisitions of other companies or technologies or enter into strategic alliances. Acquisitions and strategic alliances involve many risks including:

•	Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations

•	Diversion of management’s attention from other business concerns

•	Issuance of dilutive equity securities and the incurrence of debt or contingent liabilities

•	Write-offs and amortization expense related to identifiable intangible assets

•	Loss of key employees of acquired organizations

•	Risks of entering markets in which we have no or limited prior experience

•	Payments of cash and the assumption of liabilities of other businesses

•	An inability to adequately protect our intellectual property

•	The failure of strategic alliances to perform as expected

      Our inability to manage growth or to integrate any acquisitions or strategic alliances could adversely affect our business, operating results and financial condition.

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

      We derive a substantial portion of our revenue from customers located outside the United States, primarily in Europe. If the value of foreign currencies relative to the U.S. dollar decreases, our revenues translate into a lower U.S. dollar amount.

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

We may be unable to adequately protect our intellectual property or prevent its unauthorized use, which could divert our financial resources and harm our business.

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

      Our operations are subject to the laws and regulations of the United States and numerous states and international jurisdictions. Changes regarding any of these laws and regulations, their enforcement or our understanding of the applicable requirements could force us to change our operations or result in other uncertain adverse consequences. Our efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002, particularly the provisions of Section 404 regarding the certification and audit of our internal control over financial reporting, have resulted in material expenditures of financial and employee resources and may continue to do so in the future. Also, as a result of our customer relationships and our status as an intermediary with respect to certain services, federal, state or foreign governmental authorities, competitors or consumers could raise antitrust or anti-competitive concerns.

      In addition, we are subject to the same federal, state, local and foreign jurisdiction laws as other companies conducting business on the Internet and in e-commerce, including with respect to taxation, user privacy, data protection, consumer protection, payment processing, electronic contracts and other issues. Many of these laws and regulations are new, have not yet been thoroughly interpreted by the courts, and are subject to change by many jurisdictions, which could have a material adverse effect on our business, operating results and financial condition. Any change in tax laws, their interpretation or our legal conclusions regarding the collection of sales or similar taxes in connection with our services could result in substantial tax liabilities for past sales and decrease our profitability and revenues going forward.

We have deterrents that may discourage a third party from acquiring control of Pegasus, and such deterrents may prevent an acquisition of Pegasus that may be in a stockholder’s best interest.

      We have provisions in our certificate of incorporation and bylaws that are intended to make it more difficult for a third party to acquire us. These provisions include the staggered terms of our Board of Directors, the exclusive right of the Board of Directors to fill vacancies on the board, and restrictions on the right of stockholders to remove members of the Board of Directors. We are also subject to the provisions of Delaware law that restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. In addition, we have a stockholder rights plan. The rights are exercisable only if a person or group of affiliated persons acquires, or has announced the intent to acquire, 20 percent or more of our common stock. We also have certain payment and other obligations that are triggered by a change of control in connection with agreements with certain third parties and employees.

      In connection with the Merger Agreement, our board of directors approved and adopted the Merger Agreement in a manner such that the restrictions imposed on business combinations under Delaware law would not apply to the applicable merger transaction. Additionally, on December 19, 2005 Pegasus entered into an amendment to its rights agreement that provides that none of the execution, delivery or performance of the Merger Agreement or the closing of the merger or any of the other transactions contemplated by the merger agreement will trigger the separation or exercise of the rights under the rights agreement or any adverse event under the rights agreement.

      Except for agreements or amendments described in the preceding paragraph, these provisions will remain effective and could discourage potential acquisition proposals or delay or prevent a change in control transaction. They could also discourage others from making tender offers for our shares. As a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent significant changes in our Board of Directors and our management.

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

      In connection with the sale of the convertible notes in July 2003, we incurred $75 million of indebtedness which increased our interest payment obligations. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

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

      At maturity, the entire outstanding principal amount of the convertible notes will become due and payable by us. In addition, on July 16, 2008, July 16, 2013 and July 16, 2018 or if a fundamental change occurs, as defined in the indenture relating to the convertible notes, each holder of the convertible notes may require that we purchase all or a portion of that holder’s notes. The merger contemplated by the Merger Agreement constitutes such a fundamental change. While the debt financing anticipated in connection with this Merger Agreement contemplates the repayment of the amounts owing under the convertible notes, we cannot otherwise be assured that we will have sufficient funds or will be able to arrange for additional financing to pay the principal amount or purchase price due. In that case, our failure to repay the convertible notes at maturity or to purchase any tendered notes would constitute an event of default under the indenture.

Our stock price has been and may continue to be significantly volatile due to many factors.

      Several factors have caused, and may in the future cause, our stock price to be significantly volatile, which may be unrelated to our operating performance in certain cases. Our stock price could be subject to wide fluctuations in response to a variety of factors including the following:

•	Uncertainty relating to the closing of the sale of the Company as provided in the Merger Agreement

•	General economic conditions

•	Acts of terrorism, retaliation for such acts, political instability, health epidemics, natural disasters, war and the prospect of war

•	Actual or anticipated variations in our quarterly operating results

•	Our ability to successfully develop, introduce and gain acceptance of new or enhanced products and services to the hotel industry on a timely basis

•	Unexpected changes in demand for our services and solutions

•	Adverse findings, conclusions or changes in requirements with respect to our internal controls assessment and audit pursuant to Section 404 of the Sarbanes-Oxley Act of 2002

•	Unpredictable volume and timing of customer revenues due to the terms of customer contracts, changes in the hotel industry and other factors

•	Purchasing and payment patterns, as well as pricing policies, of our competitors

•	Announcements of technological innovations or new services by us or our competitors

•	Changes in financial estimates, expectations and methodologies by securities analysts

•	Conditions, trends or perceived prospects in the Internet and online commerce industries

•	Changes in the market valuations of other similarly situated companies and hospitality and technology stocks in general

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

•	Unscheduled system downtime

•	Lack of confidence in the Company’s ability to execute on certain products or services

•	Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur

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

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

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

      No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been traded on the NASDAQ National Market under the symbol “PEGS” since August 7, 1997. At March 9, 2006, there were approximately 320 record holders of our common stock although we believe that the number of beneficial owners of our common stock is substantially greater.

      The following table shows the range of quarterly high and low sales prices for Pegasus’ common stock.

	High	Low

2005
Fourth quarter	$9.50	$6.64
Third quarter	11.58	8.45
Second quarter	12.03	9.99
First quarter	12.73	11.40
2004
Fourth quarter	$12.98	$9.90
Third quarter	13.33	11.46
Second quarter	13.38	10.55
First quarter	12.35	10.45

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

      On December 19, 2005, concurrently with the execution of the Merger Agreement, the Company and American Stock Transfer & Trust Company, as Rights Agent, entered into an amendment (the “Rights Agreement Amendment”) to the Company’s Rights Agreement dated as of September 28, 1998 (the “Rights Agreement”). The Rights Agreement Amendment provides that none of the execution, delivery or performance of the Merger Agreement, the consummation of the related merger or any of the other transactions contemplated by and pursuant to the Merger Agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the Rights Agreement. In particular, none of Perseus Holding Corp., 406 Acquisition Corp. or any of their affiliates shall be deemed to be an Acquiring Person (as defined in the Rights Agreement) solely by virtue of the execution, delivery or performance of the Merger Agreement or the consummation of the merger or any of the other transactions contemplated by and pursuant to the Merger Agreement. The Rights Agreement Amendment also provides that the Rights Agreement will terminate immediately prior to the effective time of the merger contemplated by the Merger Agreement.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the years ended December 31, 2005 and 2004, and for the year ended December 31, 2003 are derived from the consolidated financial statements of Pegasus that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2003, and as of and for the years ended December 31, 2002 and 2001 are derived from Pegasus’ audited financial statements that are not included herein.

      The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Pegasus’ consolidated financial statements and notes thereto.

	Year Ended December 31,

	2005	2004	2003	2002	2001
	(1),(2),(3),(4),(7)	(1),(2),(3),(4),(7)	(1),(2),(3),(4),(7)	(1),(2),(4),(6),(7)	(1),(2),(5),(6),(7)

Service revenues	158,127	170,159	154,745	172,225	176,018
Customer reimbursements	17,355	15,253	11,485	11,181	12,079

Total revenues	175,482	185,412	166,230	183,406	188,097
Costs of services	98,740	101,221	91,551	93,869	104,299
Net income (loss) from continuing operations	5,229	12,460	536	(1,430)	(29,220)
Discontinued operations, net of tax	(12,884)	(4,475)	(2,368)	(2,089)	(517)
Net income (loss)	(7,655)	7,985	(1,832)	(3,519)	(29,737)
Basic income (loss) per share
Continuing operations	0.25	0.54	0.02	(0.06)	(1.19)
Discontinued operations	(0.62)	(0.19)	(0.09)	(0.08)	(0.02)

Income (loss) per share	(0.37)	0.35	(0.07)	(0.14)	(1.21)
Diluted income (loss) per share
Continuing operations	0.25	0.53	0.02	(0.06)	(1.19)
Discontinued operations	(0.62)	(0.17)	(0.09)	(0.08)	(0.02)

Income (loss) per share	(0.37)	0.36	(0.07)	(0.14)	(1.21)
Working capital (deficit)	29,228	24,947	59,057	16,995	(5,541)
Total assets	315,121	329,214	366,560	288,095	305,668
Long-term debt	75,000	75,000	75,000	—	—
Total stockholders’ equity	174,127	187,316	228,656	225,890	231,201

(1)	Pegasus’ selected consolidated financial data includes the operating results of REZ, Inc. following the acquisition in April 2000.

(2)	Pegasus’ selected consolidated financial data includes the operating results of GETS following the acquisition in September 2001.

(3)	Pegasus’ selected consolidated financial data includes the operating results of Unirez following the acquisition in December 2003.

(4)	Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” Pegasus ceased to record goodwill amortization.

(5)	Revenues have been reclassified to give effect to the 2002 adoption of the Emerging Issues Task Force, or EITF, Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

(6)	In 2004 the Company reclassified bad debt expense to General and Administrative Expenses from Cost of Services. The reclassified amounts totaled $1.3 million and $3.4 million in 2002 and 2001, respectively.

(7)	The Company has reclassified its property management systems operations as discontinued operations for all periods presented.

      The Company has not paid any cash dividends during the past five years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the selected consolidated financial data included as Item 6 of this Annual Report on Form 10-K and the consolidated financial statements and notes thereto included as Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward looking statements within the meaning of the federal securities laws, including statements using terminology such as “may,” “will,” “expects,” “plans,” “initiatives”, “intends,” “anticipates,” “believes,” “estimates,” or “potential,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward looking statements involve various risks and uncertainties. Our ability to predict results or the actual future effect of plans, initiatives or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, the failure of the Company to complete the transaction as contemplated by the Merger Agreement or delays with respect to this Merger Agreement, changes in general economic conditions, variation in demand for our products and services and in the timing of our sales, changes in product and price competition for existing and new competitors, changes in our level of operating expenditures, delays in developing, marketing and deploying new products and services, terrorist activities, action by U.S. or other military forces, regional or global health epidemics, changes in hotel room rates, capacity adjustments by airlines, negative trends in the overall demand for travel, other adverse changes in general market conditions for business and leisure travel, the inability of the Company to sell the balance of its PMS business, as well as other risks and uncertainties, including those appearing in this report under the caption “Risk Factors” set forth under Item 1A of this Annual Report on Form 10-K.

      Pegasus is a global leader in providing technology and services to hotels and travel distributors. Founded in 1989, our customers include a majority of the world’s travel agencies and more than 60,000 hotel properties around the globe. Our services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site hotelbook.comTM. Our representation services, including Utell by PegasusTM and Unirez by PegasusTM, are used by more than 7,000 hotels in more than 130 countries, making Pegasus the hotel industry’s largest third-party marketing and reservations provider. We have 17 offices in 12 countries, including regional hubs in London, Scottsdale and Singapore.

The Merger Agreement

      As a result of our strategic alternative process, which was announced in April 2005, Pegasus Solutions, Inc. has entered into an Agreement and Plan of Merger, dated December 19, 2005 (the “Merger Agreement”), with Perseus Holding Corp. (“Parent”) and 406 Acquisition Corp., a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities controlled by an investment group consisting of entities affiliated with Prides Capital Partners, L.L.C. and Tudor Investment Corporation.

      The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”) in such merger as a direct wholly owned subsidiary of Parent (the “Merger”), and each outstanding share of common stock of the Company owned by stockholders other than those affiliated with the investment group will be converted in the Merger into the right to receive $9.50 per share in cash.

      The Company has made various representations, warranties and covenants in the Merger Agreement, including, among others, not to (a) solicit proposals relating to alternative business combination transactions or (b) subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. Subject to certain exceptions that permit the board of directors to comply with its fiduciary duties, the Company’s board of directors has agreed to recommend that the Company’s stockholders vote in favor of and adopt and approve the Merger and the Merger Agreement. The Merger Agreement also includes covenants pertaining to the operation of the Company’s business between execution of the Merger Agreement and the closing of the Merger.

      Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to consummation of the Merger, the receipt of certain regulatory approvals and the funding of debt to complete the Merger.

      The Merger Agreement contains certain termination rights, including in the event the Company receives a superior proposal, and provides that, upon the termination of the Merger Agreement under specified circumstances, as defined therein, the Company may be required to pay Parent a termination fee equal to $8.25 million. In addition, in certain circumstances where the Merger Agreement is terminated, including in the event the Merger Agreement is terminated and the Company is required to pay the termination fee to Parent, the Company is required to reimburse Parent for its fees and expenses incurred in connection with the Merger Agreement, up to a maximum of $1 million.

      In connection with the execution of the Merger Agreement, an affiliate of Prides Capital Partners, L.L.C. agreed to provide a limited guarantee of the liabilities of Parent and Merger Sub under the Merger Agreement. In addition, John F. Davis, III, Susan K. Conner and Robert J. Boles, Jr. have agreed with Prides Capital Partners, L.L.C. to waive, for a period of six months following the Merger, their rights to severance pay in the event that they terminate employment during that period. These individuals also have agreed to invest in the Company following completion of the Merger.

      Additionally, on December 19, 2005, the Company and American Stock Transfer & Trust Company, as Rights Agent, entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement, dated as of September 28, 1998 (the “Rights Agreement”). The Rights Agreement Amendment provides that none of the execution, delivery or performance of the Merger Agreement, the consummation of the Merger or any of the other transactions contemplated by and pursuant to the Merger Agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the Rights Agreement. In particular, none of Parent, Merger Sub or any of their affiliates shall be deemed to be an Acquiring Person (as defined in the Rights Agreement) solely by virtue of the execution, delivery or performance of the Merger Agreement or the consummation of the Merger or any of the other transactions contemplated by and pursuant to the Merger Agreement. The Rights Agreement Amendment also provides that the Rights Agreement will terminate immediately prior to the effective time of the Merger.

Discontinued Operations

      In June 2005, our Board of Directors approved and committed to a formal plan to exit the property management systems (“PMS”) business by selling our PMS operations. These operations included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers.

      We also reached an agreement with its primary PegasusCentral customer, InterContinental Hotel Group (“IHG”), to discontinue the use of PegasusCentral. The transition of IHG properties off of Pegasus Central is substantially complete, and there will be no new installations. The decision to exit the PMS business was made considering the termination of the IHG agreement, the overall expected profitability of the remaining PMS operations, and the strategic alternative process announced in April 2005.

      The PMS operations have been classified as discontinued operations for all periods presented and the PMS assets are classified as assets held for sale at December 31, 2005. In classifying the PMS assets as held for sale, we concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, we recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, we recorded an approximately $1.0 million pre-tax charge for exit and transition costs, which were paid during the third quarter of 2005. These charges are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as discontinued operations, net of tax. Assets held for sale of approximately $1.0 million are included in other noncurrent assets in the Consolidated Balance Sheet as of December 31, 2005. The Company will continue to analyze whether the PMS operations meet the criteria to be presented as discontinued operations for one year.

      During October 2005, we completed the disposition of the Guestview and NovaPlus operations to Multi-Systems, Inc. The sale price was approximately $1.3 million, including $605,000 paid upon closing and $722,000 due under a full recourse promissory note, payable in three annual installments of $270,000, including interest at 6%. We recorded a gain on the sale of approximately $371,000 in the fourth quarter of

2005, which was included in discontinued operations. We expect to sell the remaining PegasusCentral PMS business by the end of the second quarter of 2006.

Revenues

      Our business and particularly our revenues are sensitive to changes in the demand for, and average daily rates associated with, hotel rooms. Our distribution and reservation services revenues are primarily attributable to transaction-based activities, while our representation and financial services revenues are based in large part on a combination of reservation volume and average daily rates. Our revenues are dependent on new contracts, and we have experienced a lengthening in the sales and implementation cycle for some of our services.

      Representation Services. We offer a variety of hotel representation services to independent hotels and small hotel groups through our Utell by Pegasus and Unirez by Pegasus services. Representation services revenues primarily consist of reservation processing fees, membership fees and fees for various marketing services. Representation services revenues represented approximately 42 percent of service revenues for 2005.

      Reservation Services. We provide CRS services on an ASP basis. Reservation services revenues consist of transaction fees as well as maintenance, voice services, and support fees related to our RezView CRS software. Reservation services revenues represented approximately 21 percent of service revenues for 2005.

      Financial Services. Our financial services provide comprehensive commission processing and payment solutions to hotels, other travel suppliers and travel agencies. Financial services revenues consist of both travel agency and hotel fees. Travel agency fees are based on a percentage of the value of hotel commissions processed by us on behalf of participating travel agencies. Revenues from travel agency fees can vary substantially from period to period based on the demand for hotel rooms, the types of hotels (such as upscale or economy) at which reservations are made and fluctuations in overall room rates and foreign currency exchange rates. In addition, some participating hotels generally pay fees based on the number of commissionable transactions that Pegasus processes for the hotel. Financial services revenues represented approximately 20 percent of service revenues for 2005.

      Distribution Services. Our distribution services provide the connections and interfaces that enable hotels to distribute their rates and inventory to — and receive reservations from — the four GDSs used by travel agencies worldwide, a growing number of tour operators, wholesalers, and a variety of Internet sites Powered by Pegasus. Distribution services revenues primarily consist of transaction fees, commissions and monthly subscription or maintenance fees. In addition, new hotel customers typically pay a one-time fee for establishing the connection between the hotel’s central reservation system and the electronic distribution technology. New third-party Internet site customers typically pay a one-time fee for establishing the connection between the third-party Internet site and our electronic distribution technology, which is amortized over the related contract period. Distribution services revenues represented approximately 17 percent of service revenues for 2005.

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

Years Ended December 31, 2005 and 2004

      Overview. During 2005, we experienced a decline in revenues, primarily due to lower pricing on new and renewal contracts. This primarily stemmed from delays in developing new technology and enhancements to our existing technology, increased competition from lower-cost competitors, and hotel and travel agency consolidations. We believe this trend has stabilized. Our operating costs remained consistent year over year, with the benefits of tight control over discretionary spending being offset by investments in marketing and sales and expenditures related to our strategic alternative initiative.

      We made a decision during 2005 to exit the PMS business by selling these operations, which included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers. The decision to exit the PMS business was made considering the termination of the agreement with our primary PegasusCentral customer, IHG, and the overall expected profitability of the remaining PMS operations.

      Other significant developments include the following:

•	We launched weekly commission processing during the first quarter. With this enhancement to our commission processing service, both hotels and travel agencies benefit from more efficient cash flow.

•	During the second quarter, we launched hotelbook.com, which creates another way for independent hoteliers to compete online with the major hotel brand Web sites.

•	We expanded our presence in China by opening an office in Beijing, which is a key part of our strategy to expand our business in the Asia-Pacific region.

•	We have delivered a new release of our internet booking engine, Netbooker, and a new rate tracking service, and have established a strategic relationship with Open Hospitality for Web services.

•	We initiated transactions using our new PegsTour service.

      Operating Trends. The following trends have or may have a negative impact on our revenues and profitability.

•	We have experienced a lengthening in the implementation cycle for our services, and once implemented, contracts in some instances are taking longer than anticipated to ramp up to expected transaction volumes.

•	Revenues from new product offerings are lower than previously anticipated. For instance, PegsTourTM, a new service which automates hotel reservations by tour operators and wholesale travel distributors, has experienced delays due to the implementation effort required by travel distributors and hotels (including development of an interface and business process changes).

•	In many instances, our service offerings continue to experience lower pricing on new contracts and contract renewals, arising from increased competition from lower-cost competitors and hotel and travel agency consolidations.

•	We continue to see an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites that utilize our services.

•	We continue to experience losses in our portfolio of customers, as some larger customers cease to outsource some of the services we offer or outsource to our competitors. For our commission processing service line, this trend has resulted in the loss of hotel participants, which could affect whether our travel agent customers continue to use our service. Further, we expect to cease providing commission processing services to one of our largest hotel participants late in the first quarter of 2006. For the year ended December 31, 2005, this hotel participant represented approximately 19 percent of our financial services revenues, and we paid them approximately $1.1 million in incentive payments, which are recorded in cost of services.

•	We experienced a year-over-year decline in our revenues.

      Positive operating trends include:

•	We have increased our speed in providing new technologies and enhancements to our products.

•	Average daily room rates (“ADR”) are improving.

•	We believe the trend of lower pricing on new contracts and contract renewals has begun to stabilize and is not expected to erode future revenues.

•	Pricing for Internet distribution is increasing.

•	We have established business partners in key regions around the world expanding our market reach in Latin America, Asia and Eastern Europe.

•	We have been able to reduce the Internet distribution revenue share that we pay out.

      Revenues. The table and discussion below address revenue by service line for the years ended December 31, 2005 and 2004 (dollars in thousands).

			Variance

	2005	2004	$	%

Representation services	$66,368	$71,855	$(5,487)	(8)%
Reservation services	32,846	37,275	(4,429)	(12)%
Financial services	31,534	33,699	(2,165)	(6)%
Distribution services	27,379	27,330	49	0%

Total service revenues	158,127	170,159	(12,032)	(7)%
Customer reimbursements	17,355	15,253	2,102	14%

Total revenues	$175,482	$185,412	$(9,930)	5%

      Representation services revenues decreased primarily due to the continued impact of reduced pricing and the transition of a significant Unirez by Pegasus customer to our central reservation service. A 2 percent increase in ADR for our Utell by Pegasus offering was offset by a decrease in reservation volumes and the average commission earned percentage. The average commission earned stabilized in the latter months of 2005.

      Reservation services revenues decreased primarily due to the effects of pricing pressure on contract renewals from late 2004 and the loss of a customer. Partially offsetting these decreases was the transition of one customer from Unirez by Pegasus to our reservations services late in 2004. Net transactions decreased compared to the same period last year.

      Financial services revenues decreased primarily due to an impact of approximately $1.5 million associated with the initial implementation of weekly commission processing in March 2005. While this enhancement to our commission processing service will benefit both hotels and travel agencies, its initial implementation impacted the timing of services we normally would have performed in March 2005. Under the new process and technology, once commission data is input into the system, it is automatically included in the next weekly cycle. Because of the timing of data submission and when we provided our services, revenues for only approximately three weeks of data were recognized in March 2005 related to hotels that elected to utilize our weekly commission processing. Further, revenues decreased related to hotels that elected to stay on a monthly commission processing schedule because we were unable to provide services to or process any of the data submitted by these hotels until April 2005. Offsetting the first quarter 2005 negative impact to revenues of approximately $2.1 million was the $600,000 positive impact in the second quarter of 2005, representing incremental revenues earned in the month of conversion, as hotel companies switched from monthly to weekly commission processing. The financial impact of implementing weekly commission processing was substantially complete by the end of the second quarter of 2005, as the majority of expected customer conversions to weekly commission processing were completed.

      Aside from this impact, financial services revenues were affected by reduced transactions and pricing, resulting from travel agency consolidations, partially offset by the continued benefit from improved ADR.

      Distribution services revenues in 2005 were consistent with 2004. Improved pricing on premium channel Internet transactions and a 9 percent increase in GDS transactions was offset by a slight decrease in the number of Internet transactions. The decrease in Internet transactions reflects the trend of large customers operating their own proprietary Web sites that do not utilize Pegasus’ Internet distribution service, as well as the impact of a customer loss. In addition, reduced pricing from the second quarter 2004 sale of Travelweb LLC to Priceline.com negatively affected year-over-year comparisons through May 2005.

      Customer reimbursements increased due to an overall increase in our customers’ GDS costs because of an increase in GDS transactions and GDS pricing.

      Operating Expenses. The table and discussion below address operating expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 (dollars in thousands).

			Variance

	2005	2004	$	%

Cost of services	$81,385	$85,968	$(4,583)	(5)%
Customer reimbursements	17,355	15,253	2,102	14%
Total costs of services	98,740	101,221	(2,481)	(2)%
Research and development	3,391	3,676	(285)	(8)%
General and administrative expenses	23,688	23,878	(190)	(1)%
Marketing and promotion expenses	21,121	19,618	1,503	8%
Depreciation and amortization	18,963	17,516	1,447	8%

Total operating expenses	$165,903	$165,909	$(6)	0%

      Overall, operating expenses for the year ended December 31, 2005 were flat compared to the prior year. The following factors contributed most significantly to the year over year fluctuations in the operating expense line items:

•	Prior year expenses included severance and related costs of $2.4 million related to a first quarter 2004 strategic change in our information technology organization compared to $1.3 million of severance and lease termination costs incurred during 2005;

•	Headcount and employee-related expenses were lower year-over-year;

•	All variable operating costs were carefully managed in 2005;

•	We incurred costs of $1.6 million in 2005 related to the strategic alternatives initiative, $1.3 million of which is included in general and administrative expenses; and

•	Marketing and promotion expenses increased as we remain committed to sales and marketing efforts, including the launch of hotelbook.com and promotional activities related to our representation services.

      Cost of services expenses, excluding customer reimbursements, in 2004 included severance and related costs of $1.9 million related to a first quarter 2004 strategic change in our information technology organization. Cost of services also decreased as a result of the implementation of weekly commission processing in our financial services offering. Consistent with the change in timing of revenue recognition, customer incentives were reduced by approximately $150,000 during 2005. The remainder of the decrease is due to lower customer incentives, communications expenses, and processing costs, commensurate with the decrease in revenues and cost-saving initiatives. Cost of services, excluding customer reimbursements, as a percentage of service revenues were 51 percent in 2005 and 2004.

      Customer reimbursements in 2005 increased primarily due to an overall increase in our customers’ GDS costs because of an increase in GDS transactions and GDS pricing.

      Research and development expenses were down year over year, primarily due to lower headcount and employee-related expenses. Research and development expenses as a percentage of service revenues was 2 percent in both 2005 and 2004.

      General and administrative expenses in 2005 decreased primarily due to lower third-party costs incurred, primarily related to tax and audit professional services, and prior year severance and related costs of $465,000 for the first quarter 2004 strategic change in our information technology organization. These decreases were partially offset by costs of $1.3 million in 2005 related to the strategic alternatives initiative, $378,000 of costs related to the closing of an office, and a prior year curtailment gain of $162,000 for the Supplemental

Executive Retirement Plan due to changes in executive management. General and administrative expenses as a percentage of service revenues were 15 percent and 14 percent in 2005 and 2004, respectively.

      Marketing and promotion expenses in 2005 increased primarily due to additional personnel and consultant costs arising from a greater focus on sales, marketing and promotion activities, including costs related to the launch of our own travel Web site, hotelbook.com. Marketing and promotion expenses as a percentage of service revenues were 13 percent and 12 percent in 2005 and 2004, respectively.

      Depreciation and amortization in 2005 increased primarily due to depreciation and amortization related to capital expenditures being put into production. This increase was partially offset by completing the amortization of a software asset in the second quarter of 2004, which accounted for $921,000 in amortization in 2004.

      Gain on Sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. and received $4.2 million in cash, recognizing a gain of approximately $2.0 million.

      Interest income. Interest income in 2005 increased from $1.1 million to $1.6 million compared to 2004, due to higher interest rates and higher cash balances.

      Interest expense. Interest expense in 2005 decreased from $3.0 million to $2.9 million compared to 2004 due to higher capitalization of interest related to our software development efforts.

      Income tax expense. Pegasus recorded income tax expense on continuing operations of $3.2 million and $8.0 million in 2005 and 2004, respectively, reflecting effective rates of 38 percent for 2005 and 39 percent for 2004. The effective rate for 2005 differed from the statutory rate of 35 percent, primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes.

      Discontinued operations. In June 2005, the Board of Directors of the Company approved and committed to a formal plan to exit the PMS business by selling the Company’s PMS operations. These operations included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers. The Company also reached an agreement with its primary PegasusCentral customer, IHG, to discontinue the use of PegasusCentral. For further information regarding discontinued operations, please see Note 3 to the Consolidated Financial Statements.

Years Ended December 31, 2004 and 2003

      Overview. After several difficult years for the hotel industry, the year ended December 31, 2004 showed gradual but steady recovery in both reservation volumes and ADR. Pegasus benefited from both the improved economic and industry environments as well as the December 2003 strategic acquisition of Unirez, Inc. Strength in foreign currencies, particularly the euro and the British pound, also favorably impacted Pegasus. Offsetting these benefits, increased competition resulted in reduced pricing on contract renewals and new business. In addition, an increase in the percentage of Internet reservations made at hotel chain Internet sites versus third-party Internet sites negatively impacted our distribution services revenues.

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

      Revenues. The table and discussion below address revenue by service line for the years ended December 31, 2004 and 2003 (dollars in thousands).

			Variance

	2004	2003	$	%

Representation services	$71,855	$57,409	$14,446	25%
Reservation services	37,275	38,349	(1,074)	(3)%
Financial services	33,699	30,244	3,455	11%
Distribution services	27,330	28,743	(1,413)	(5)%

Total service revenues	170,159	154,745	15,414	10%
Customer reimbursements	15,253	11,485	3,768	33%

Total revenues	$185,412	$166,230	$19,182	12%

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

			Variance

	2004	2003	$	%

Cost of services	$85,968	$80,066	$5,902	7%
Customer reimbursements	15,253	11,485	3,768	33%
Total costs of services	101,221	91,551	9,670	11%
Research and development	3,676	4,547	(871)	(19)%
General and administrative expenses	23,878	23,348	530	2%
Marketing and promotion expenses	19,618	16,340	3,278	20%
Depreciation and amortization	17,516	23,571	(6,055)	(26)%
Restructure costs	—	5,949	(5,949)	(100)%

Total operating expenses	$165,909	$165,306	$603	0%

      Operating expenses increased slightly in 2004 compared to 2003, as expected. The increase primarily related to the following:

•	The addition of Unirez by Pegasus operations;

•	An increase in the number of and rates for incentive-based payments to third parties, as well as an increase in transaction volume;

•	An increase in employee related expenses due to merit increases and bonuses in 2004;

•	An increase in sales and marketing efforts with a focus on increasing revenues and improving customer satisfaction; and

•	An increase in audit fees and other internal and external costs associated with the internal control requirements of the Sarbanes-Oxley Act of 2002.

      These expense increases were partially offset by the absence of restructure costs in 2004.

      Cost of services, excluding customer reimbursements, increased primarily due to $3.6 million in added expenses for our Unirez by Pegasus representation service; $1.9 million of severance and related costs incurred in the first quarter of 2004 related to a strategic change in the Company’s information technology organization; a $1.4 million increase in incentive based payments to third parties because of new contracts and increases in transaction volumes and rates; and $1.2 million in increased consulting costs for IT initiatives. Cost of services, excluding customer reimbursements, as a percentage of service revenues were 51 percent and 52 percent in 2004 and 2003, respectively.

      Customer reimbursements increased primarily due to operations of our new Unirez by Pegasus representation service and an overall increase in our customers’ GDS costs because of an increase in GDS transactions.

      Research and development expenses decreased in 2004 compared to 2003 primarily due to cost savings realized from the 2003 restructuring, slightly offset by $593,000 in additional expenses related to the Unirez acquisition. Research and development expenses as a percentage of service revenues were 2 percent and 3 percent in 2004 and 2003, respectively.

      General and administrative expenses increased slightly primarily due to $715,000 of bad debt expense in 2004, as compared to zero in 2003, $465,000 in severance and related costs incurred in the first quarter of 2004 related to a strategic change in the Company’s IT organization, $217,000 in added expenses of Unirez by Pegasus, and an increase of approximately $900,000 for audit and other fees related to the internal control requirements of the Sarbanes-Oxley Act. These increases were partially offset by a decrease in payroll related expenses and benefit plan costs because of decreased headcount in 2004. General and administrative expenses as a percentage of service revenues were 14 percent and 15 percent in 2004 and 2003, respectively.

      Marketing and promotion expenses increased due primarily to increased personnel costs arising from Unirez by Pegasus, a greater focus on marketing and promotion activities, and the cost of a new sales incentive compensation program launched in January 2004. Marketing and promotion expenses as a percentage of service revenues were 12 percent and 11 percent in 2004 and 2003, respectively.

      Depreciation and amortization expenses decreased primarily because certain intangible assets related to the REZ acquisition were fully amortized in March 2003. This was partially offset by a $2.1 million increase in amortization expense related to intangible assets from the December 2003 Unirez acquisition.

      During 2003, the company incurred restructuring charges of $5.9 million, related to the reorganization of its operations from a business unit structure into distinct functional areas.

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

      Gain on sale. On May 3, 2004, Pegasus sold its interest in Travelweb, LLC to an affiliate of Priceline.com, Inc. (“Priceline”) and received $4.2 million in cash, recognizing a gain of approximately $2.0 million. The sale agreement contained a contingent earn-out valued at approximately $4.7 million; however, the required conditions to receive the shares of Priceline common stock on the one-year anniversary of the Closing Date were not met.

      Income tax expense. Pegasus recorded income tax expense on continuing operations of $8.0 million and $622,000 in 2004 and 2003, respectively, representing effective tax rates of 39 percent for 2004 and 54 percent for 2003. The effective tax rate for 2004 differed from the statutory rate of 35 percent primarily due to the geographic apportionment of profits and losses and the impact of state income taxes, nondeductible expenses, and foreign taxes.

      Discontinued operations. In June 2005, the Board of Directors of the Company approved and committed to a formal plan to exit the PMS business by selling the Company’s PMS operations. These operations included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers. The Company also reached an agreement with its primary PegasusCentral customer, IHG, to discontinue the use of PegasusCentral. For further information regarding discontinued operations, please see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

      Historically, Pegasus has primarily relied on cash flows from operations to provide working capital for current and future operations and for capital investments. From time to time, we have also utilized proceeds from equity and debt offerings to supplement our ability to fund operating cash requirements, capital investments and acquisitions.

      We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Key indicators we use to make this assessment are current assets, current liabilities and net cash flow from operating activities.

      Our principal sources of capital during 2005 included cash and cash equivalents, which totaled $32.3 million at year end, and auction rate securities, which totaled $5.7 million at year end. Our cash flows from operations of $30.6 million included $5.8 million related to our commission processing service and were sufficient to provide for working capital requirements. Other sources of cash during 2005 were $7.1 million net proceeds from the sale or maturity of marketable securities and $1.5 million of proceeds from stock option exercises. Additionally, during October 2005, we completed the disposition of the Guestview and NovaPlus operations to Multi-Systems, Inc. The sale price was approximately $1.3 million, including $605,000 paid upon closing and $722,000 due under a full recourse promissory note, payable in three annual installments of $270,000, including interest at 6%.

      Cash outlays in 2005 included the repurchase of approximately 518,000 shares of common stock for $6.2 million. The common stock repurchases were made under a Rule 10b5-1 stock repurchase plan that was approved on November 5, 2004 and terminated effective April 12, 2005. During 2004, we repurchased approximately 4.7 million shares of common stock for $55.7 million.

      Another component of our cash outlays included capital expenditures of $19.9 million consistent with our capital strategy of investing in software development projects meeting our return on investment criteria. In 2005, $17.4 million of the capital expenditures related to continuing operations and $2.5 million related to discontinued operations. Our capital expenditures primarily consist of personnel costs, interest expense and outside consultant costs for software development, computer hardware, furniture, fixtures and other office equipment.

      We expect to continue incurring capital expenditures related to software development and the addition of capacity to existing systems. We estimate 2006 capital expenditures will total approximately $15 to $20 million. We may also collaborate with outside parties for software development or other business needs. The potential capital and financing arrangements required for such arrangements is uncertain.

      Our future liquidity and capital requirements will depend on numerous factors, including:

•	Our profitability;

•	Seasonality of our operations;

•	Operational cash requirements;

•	Competitive pressures;

•	Development of new services and applications;

•	Timing of capital expenditures;

•	Response to unanticipated cash requirements; and

•	Completion of the merger under the Merger Agreement and related financing

      We believe that we will be able to generate cash flows from operations sufficient to meet our operating and capital requirements through at least the next twelve months. If the merger transaction is not completed, we may in the future consider financing alternatives to fund our requirements, including possible public or private debt or equity offerings. However, there can be no assurance that any financing alternatives sought by us will be available or will be on terms that are attractive to us. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders.

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

      If a fundamental change occurs, as defined in the indenture relating to the convertible notes, each holder of the convertible notes may require that we purchase that holder’s notes. The merger contemplated by the Merger Agreement constitutes such a fundamental change, and the debt financing anticipated in connection with the Merger Agreement contemplates the repayment of the amounts owing under the convertible notes.

     Off-balance sheet arrangements and contractual obligations

      Pegasus currently has no off-balance sheet financing arrangements.

      The following table identifies material future contractual cash obligations of the Company as of December 31, 2005. Operating leases represent our cash obligations associated with agreements to use equipment or facilities that are enforceable and legally binding for fixed terms. Purchase obligations include cash obligations associated with agreements to purchase services or equipment that are enforceable and legally binding for fixed terms, or estimated cash obligations for agreements with variable pricing provisions. Convertible debt represents scheduled principal and interest payments for the Company’s July 2003 convertible debt offering, described above. Other long-term liabilities include commission checks to be refunded to hotels, as well as Pegasus’ estimated cash obligations associated with funding its employee retirement plans.

	Payments due by period

		Less than	1 — 3	3 — 5	More than
Contractual obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Convertible debt, including interest	$125,981	$2,906	$5,813	$5,813	$111,449
Operating lease obligations	49,257	8,097	14,720	14,333	12,107
Purchase obligations	4,310	3,198	941	171	—
Other long term liabilities	8,031	2,116	3,254	2,661	—

Total	$187,579	$16,317	$24,728	$22,978	$123,556

      In addition to the contractual obligations included in the table above, we also have funding requirements related to our Executive Retirement Program and a United Kingdom defined benefit plan, which is open to certain employees who were part of the Reed Elsevier Pension Scheme in December 1997. Pursuant to their employment agreements, certain company officers are eligible to participate in the Executive Retirement Program, consisting of (1) the Supplemental Executive Retirement Plan (the “SERP”), as amended, a defined benefit plan which provides supplemental retirement benefits to certain officers of the Company based on their compensation and years of service, as defined under the SERP, and (2) the Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the “DCP”), as amended, a defined contribution plan that provides supplemental retirement benefits to certain management employees of the Company. Commencing in 2003, we are obligated to make annual cash payments to a trust associated with benefits earned under the Executive Retirement Program. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in our ongoing operations. Subsequent to year end 2005, the Company made payments to the trust of $310,000 related to the SERP and $256,000 related to the DCP in connection with benefits earned in 2005. Also subsequent to year end 2005, the Company made SERP benefit payments of $340,000 to an executive who terminated participation in the SERP in 2004 using funds outside of the trust.

During 2006, we expect no further funding to the trust related to the SERP and we expect funding to the trust related to the 2006 DCP will total approximately $370,000; provided however, in the event the merger contemplated by the Merger Agreement closes, Pegasus will be obligated to make further funding to the trust equal to all benefits under the SERP and DCP.

      We expect that contributions to the United Kingdom defined benefit plan in 2006 will total approximately $167,000.

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

     Accounts and notes receivables

      As of December 31, 2005, Pegasus had accounts receivable as a result of its ongoing operations of approximately $26.7 million. Additionally, we have notes receivable totaling $6.3 million at December 31, 2005, related to the sale of business units. These receivables are monitored by management for collectibility. Pegasus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as the payment histories and known financial conditions of the parties. These estimates are significant because Pegasus may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate, resulting in an impairment of their ability to make payments. Pegasus’ allowances for doubtful accounts and notes receivable totaled approximately $3.9 million as of December 31, 2005.

     Impairment of long-lived assets, including goodwill

      As of December 31, 2005, Pegasus has goodwill totaling approximately $163.2 million related to its acquisitions of REZ, Inc. (“REZ”) in 2000, Global Enterprise Technology Solutions, LLC (“GETS”) in 2001 and Unirez, Inc. (“Unirez”) in 2003. Under the guidance of SFAS 142, goodwill is analyzed for impairment at least annually. This analysis requires significant estimates and judgments by management, involving the carrying value and the estimated fair value of the Company. Because Pegasus operates as a single reportable unit, the company performs its analysis using market capitalization as fair value. While the most recent periodic impairment analysis performed as of September 30, 2005 indicated that no impairment of goodwill exists, variances in actual growth rates, operating margins, or other assumptions may impact future impairment analyses and reduce the carrying values of goodwill.

      As of December 31, 2005, Pegasus has unamortized capitalized software costs totaling $40.9 million, which we review periodically for impairment as triggering events occur. This impairment analysis requires the comparison of unamortized carrying values to estimated net realizable values. The estimated net realizable value is based on significant judgments such as estimated future cash flows from the related services, or expected benefits of the software and is based on available information and experience. See Note 3 for information regarding impairment charges related to discontinued operations in 2005.

      We are in the development phase of an automated system that represents the next generation of our financial services offering that will provide hoteliers the ability to customize their commission payment process options across multiple travel agency segments and access real-time and specialized reporting through a customer service portal. The enhancements to this product are designed to add significant functionality to hoteliers. We have evaluated funding and development alternatives related to this technology, including collaboration with outside parties. Such collaboration may result in changes in the development, integration and deployment of this software and may result in alternate financing arrangements such as future revenue sharing. We are presently reevaluating this project and the outcome of the development alternatives and methodologies are not expected to be concluded until after the close of the merger transaction. The carrying value of this technology is $8.4 million as of December 31, 2005. Because this system represents the next generation of our current financial services operations, which generates revenues of over $30 million per year, we believe no impairment exists as of December 31, 2005. However, changes in strategy, market condition, the outcome of our strategic alternative initiative, or other assumptions may significantly impact our determinations regarding whether an impairment exists and could significantly reduce the carrying value associated with this project.

     Employee benefit plans

      Pegasus sponsors defined benefit plans for certain employees, including the SERP in the United States and a United Kingdom plan open only to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the “Utell Defined Benefit Plan”). Our employee pension costs and obligations are dependent upon our assumptions used by actuaries in calculating such amounts. These assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions are either stated in the plan or reflect our long-term actual experience and future and near-term outlook. The long-term return on plan assets for the Utell Defined Benefit Plan, which is a funded plan, is determined based on expected returns as of the accounting date, primarily based on equities which comprise the majority of assets in the plan. Expected returns on equity plan assets were determined to range between 6% and 9%. Specific to the Utell Defined Benefit Plan, which is a funded plan, a one percent change in expected returns on plan assets would result in a $125,000 change to Pegasus’ annual expense associated with this plan. The assumed discount rate for determining obligations for the SERP is determined in reference to high quality corporate bonds available in the market as of December 31, 2005 (by reference to the Citigroup Corporate High Quality Yield curve) and by determining the net effective rate equivalent to discounting each future benefit payment by the spot rate for that year. The assumed discount rate for the Utell Defined Benefit Plan is determined in reference to the annualized yield on a 15-year AA rated corporate bond (by reference to the iBoxx). Actual results that differ from our assumptions are accumulated and amortized over the future working life of the plan participants. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations.

Deferred tax assets

      Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets at December 31, 2005, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets are considered realizable, however, they could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Net deferred tax assets totaled approximately $7.1 million as of December 31, 2005 and are primarily comprised of U.S. net operating losses that begin to expire in 2019.

      We will continue to assess the assumptions used to determine the need for a valuation allowance. Should we determine that we would not be able to realize all or part of our components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

     Stock–Based Compensation

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides interpretive guidance related to SFAS 123R. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value of the equity or liability instrument issued on the grant date. SFAS 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. The requirements of SFAS 123R are effective for the Company’s first quarter beginning January 1, 2006. The Company intends to use the modified prospective transition method of adoption. Although the Company continues to evaluate SFAS 123R to determine the impact on its consolidated financial statements, SFAS 123R is expected to have a negative effect on consolidated net income. In 2005, the Company did not issue stock options to a large number of employees through a broad-based stock option grant. Since the 2005 stock option grants were significantly lower than preceding years and no determination has been made in regards to future year grants, the Company is unable to fully project future SFAS 123R stock-based compensation expense. However, stock-based compensation expense for 2006, without taking into account the completion of the merger under the Merger Agreement, will at a minimum approximate $1.9 million, net of tax. The accounting treatment for the Company’s restricted stock awards will not change upon adoption of SFAS 123R and has not been significant. No determination has been made regarding future stock-based compensation awards.

      At the effective time of the merger under the Merger Agreement, if any, each outstanding stock option, whether or not vested or exercisable, will terminate and thereafter represent the right to receive an amount in cash, without interest and less applicable tax withholding, equal to the number of shares of our common stock subject to each option as of the effective time of the merger, multiplied by the excess, if any, of $9.50 over the exercise price per share of common stock subject to such option. As of December 31, 2005, there were 420,475 stock options outstanding with an exercise price of less than $9.50 outstanding and a weighted-average exercise price of $7.62. Also at the effective time of the merger under the Merger Agreement, if any, each restricted stock award (38,875 shares of restricted stock were outstanding on December 31, 2005) granted under the Plans will be converted into the right to receive $9.50 in cash per share, without interest and less applicable tax withholding. From the date of the Merger Agreement date until completion of the merger under the Merger Agreement, if any, the Company has agreed, subject to certain exceptions and unless Prides gives its prior written consent, not to grant any equity or equity based awards.

Recently Issued Accounting Standards

      Additional information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

      To reduce the impact of foreign exchange rate fluctuations on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2005. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

      A summary of forward exchange contracts to sell or purchase foreign currencies in place as of December 31, 2005 is as follows (in thousands):

	Sell	Purchase

Euro	$12,196	$3,039
Canadian dollar	800	369
Swiss franc	473	—
Swedish krona	289	—
Singapore dollar	235	—
Japanese yen	227	34
British pound	1,247	2,169
Australian dollar	90	—
South African rand	40	—
New Zealand dollar	27	—
Hong Kong dollar	23	—
Norweigan kroner	25	15
Danish krone	—	43

Total	$15,672	$5,669

      All contracts included above matured no later than February 2006. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2005. Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature in place on December 31, 2004. As of December 31, 2004, Pegasus had approximately $22.6 million in sell forward exchange contracts and $4.6 million in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2005 compared to December 31, 2004 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables. For more information on derivative financial instruments see Notes 1 and 8 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Pegasus Solutions, Inc.:

      We have completed integrated audits of Pegasus Solutions, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pegasus Solutions, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company has entered into an Agreement and Plan of Merger, dated December 19, 2005, with an investment group affiliated with Prides Capital Partners, L.L.C. and Tudor Investment Corporation.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 16, 2006

PEGASUS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004
(In thousands, except for share amounts)

	2005	2004

ASSETS
Cash and cash equivalents	$32,315	$17,599
Auction rate securities	5,700	5,650
Short-term investments	—	6,001
Accounts receivable, net of allowance for doubtful accounts of $2,900 and $3,184, respectively	23,786	28,551
Prepaid expenses	4,310	3,703
Other current assets	5,661	5,358

Total current assets	71,772	66,862
Goodwill	163,156	163,585
Intangible assets, net	4,357	5,827
Property, equipment and software, net	59,067	80,326
Other noncurrent assets	16,769	12,614

Total assets	$315,121	$329,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,396	$11,942
Accrued liabilities	11,268	12,309
Unearned revenue	6,519	6,763
Accrued payroll and benefits	2,814	5,280
Other current liabilities	4,547	5,621

Total current liabilities	42,544	41,915
Benefit plan obligations	9,336	6,665
Noncurrent accrued rent	6,553	7,207
Noncurrent uncleared commission checks	5,915	5,576
Other noncurrent liabilities	1,646	5,535
Convertible debt	75,000	75,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,777,887 and 21,105,815 shares issued, respectively	208	211
Additional paid-in capital	237,596	242,112
Unearned compensation	(273)	(408)
Accumulated other comprehensive loss	(2,145)	(995)
Accumulated deficit	(61,259)	(53,604)

Total stockholders’ equity	174,127	187,316

Total liabilities and stockholders’ equity	$315,121	$329,214

      See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003
(In thousands, except for share amounts)

	2005	2004	2003

Revenues:
Service revenues	$158,127	$170,159	$154,745
Customer reimbursements	17,355	15,253	11,485

Total revenues	175,482	185,412	166,230
Costs of services (exclusive of depreciation and amortization shown separately below):
Cost of services	81,385	85,968	80,066
Customer reimbursements	17,355	15,253	11,485

Total costs of services	98,740	101,221	91,551
Research and development	3,391	3,676	4,547
General and administrative expenses	23,688	23,878	23,348
Marketing and promotion expenses	21,121	19,618	16,340
Depreciation and amortization	18,963	17,516	23,571
Restructure costs	—	—	5,949

Operating income	9,579	19,503	924
Other income (expense):
Interest income	1,557	1,113	1,423
Interest expense	(2,851)	(2,975)	(1,552)
Gain on sale of investment in Travelweb, LLC	—	1,961	—
Other	130	814	363

Income from continuing operations before income taxes	8,415	20,416	1,158
Income tax expense	(3,186)	(7,956)	(622)

Income from continuing operations	5,229	12,460	536
Discontinued operations, net of tax	(12,884)	(4,475)	(2,368)

Net income (loss)	$(7,655)	$7,985	$(1,832)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax of $42, $(6), and $-, respectively	63	(9)	—
Minimum pension liability adjustment, net of tax of $762, $82, and ($357), respectively	(1,213)	(152)	871

Comprehensive income (loss)	$(8,805)	$7,824	$(961)

Basic income (loss) per common share:
Continuing operations	$0.25	$0.54	$0.02
Discontinued operations	$(0.62)	$(0.19)	$(0.09)

Net income (loss)	$(0.37)	$0.35	$(0.07)

Diluted income (loss) per common share:
Continuing operations	$0.25	$0.53	$0.02
Discontinued operations	$(0.62)	$(0.17)	$(0.09)

Net income (loss)	$(0.37)	$0.36	$(0.07)

Weighted average shares outstanding:
Basic	20,749	22,903	24,864

Diluted	20,952	26,941	25,386

      See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock				Other
			Additional		Comprehensive
	Number of		Paid-In	Unearned	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance at December 31, 2002	24,747	$247	$287,676	$(571)	$(1,705)	$(59,757)	$225,890
Windfall tax benefit of stock-based compensation	—	—	687	—	—	—	687
Stock-based compensation expense	—	—	—	571	—	—	571
Exercise of stock options	278	3	1,842	—	—	—	1,845
Issuance for stock purchase plan	66	1	623	—	—	—	624
Minimum pension liability adjustment	—	—	—	—	871	—	871
Net loss	—	—	—	—	—	(1,832)	(1,832)

Balance at December 31, 2003	25,091	251	290,828	—	(834)	(61,589)	228,656
Windfall tax benefit of stock-based compensation	—	—	1,011	—	—	—	1,011
Issuance of restricted stock	—	—	477	(477)	—	—	—
Stock-based compensation expense	—	—	121	69	—	—	190
Exercise of stock options	622	6	4,827	—	—	—	4,833
Issuance for stock purchase plan	53	1	471	—	—	—	472
Repurchase of common stock	(4,660)	(47)	(55,623)	—	—	—	(55,670)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustment	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	7,985	7,985

Balance at December 31, 2004	21,106	211	242,112	(408)	(995)	(53,604)	187,316
Windfall tax benefit of stock-based compensation	—	—	212	—	—	—	212
Issuance (forfeiture) of restricted stock	—	—	(33)	33	—	—	—
Stock-based compensation expense	—	—	—	102	—	—	102
Exercise of stock options	142	1	1,061	—	—	—	1,062
Issuance for stock purchase plan	48	1	484	—	—	—	485
Repurchase of common stock	(518)	(5)	(6,240)	—	—	—	(6,245)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	63	—	63
Minimum pension liability adjustment	—	—	—	—	(1,213)	—	(1,213)
Net loss	—	—	—	—	—	(7,655)	(7,655)

Balance at December 31, 2005	20,778	$208	$237,596	$(273)	$(2,145)	$(61,259)	$174,127

      See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(7,655)	$7,985	$(1,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,480	22,362	28,029
Non-cash asset impairment of discontinued operations	16,630	—	—
Gain on sale of discontinued property management systems and Travelweb, LLC	(371)	(1,961)	—
Bad debt expense	700	787	—
Deferred income taxes	(6,197)	3,572	(1,351)
Other	456	791	1,660
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,064	(7,040)	6,356
Other current and noncurrent assets	(36)	(1,014)	(6,007)
Accounts payable and accrued liabilities	2,963	4,503	(4,561)
Unearned revenue	(244)	(450)	(599)
Other current and noncurrent liabilities	(1,142)	(176)	2,427
Landlord paid tenant improvements	—	799	524

Net cash provided by operating activities	30,648	30,158	24,646
Cash flows from investing activities:
Purchase of marketable securities, including auction rate securities	(52,652)	(34,612)	(140,837)
Proceeds from marketable securities, including auction rate securities	59,759	50,439	120,631
Purchase of property, equipment and software	(19,892)	(22,610)	(19,406)
Collections of note receivable	1,013	945	1,881
Purchase of Unirez, net of cash acquired	—	(1,310)	(34,115)
Proceeds from sale of discontinued property management systems and Travelweb, LLC	605	4,167	—
Landlord paid tenant improvements	—	(799)	(524)
Other	—	40	140

Net cash used in investing activities	(11,167)	(3,740)	(72,230)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,547	5,305	2,469
Repurchase of common stock	(6,245)	(55,670)	—
Proceeds from convertible debt issuance	—	—	75,000
Debt issuance costs	—	—	(2,579)
Other	(67)	(493)	(210)

Net cash provided by (used in) financing activities	(4,765)	(50,858)	74,680
Net increase (decrease) in cash and cash equivalents	14,716	(24,440)	27,096
Cash and cash equivalents, beginning of period	17,599	42,039	14,943

Cash and cash equivalents, end of period	$32,315	$17,599	$42,039

Supplemental disclosure of cash flow information:
Income taxes paid	$460	$859	$2,539
Interest paid	2,941	2,912	82
Supplemental schedule of noncash investing and financing activities:
Noncash acquisition price related to Unirez and TDS	$—	$277	$3,299
Noncash sale price related to sale of discontinued property management systems	722	—	—
Acquisition of property and equipment	196	2,449	—

      See accompanying notes to consolidated financial statements.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview and Basis of Presentation

      Pegasus Solutions, Inc. is a global leader in providing technology and services to hotels and travel distributors. Pegasus was formed in 1989 by 16 of the world’s leading hotel and travel-related companies to be the world’s premier service provider of a streamlined and automated hotel reservation process. Pegasus’ services include central reservation systems, electronic distribution services, commission processing and payment services, and marketing representation services, including the consumer Web site hotelbook.com. The consolidated financial statements include the accounts of Pegasus Solutions, Inc. and its wholly owned subsidiaries (“Pegasus” or the “Company”). All significant intercompany balances have been eliminated in consolidation. The Company operates under one reportable segment. Pegasus’ common stock is traded on the Nasdaq National Market under the symbol PEGS. See Note 2 — Merger Agreement for a discussion of the Company’s pending merger.

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

Auction Rate Securities

      At December 31, 2005 and 2004, the Company held $5.7 million of auction rate securities included as a separately stated current asset. Additionally, at December 31, 2005 and 2004, the Company held $1.2 million and $1.7 million, respectively, of auction rate securities related to the Company’s standby letters of credit, which collateralize the leases for the Dallas and Scottsdale offices that are classified as other noncurrent assets. The Company’s investments in these securities are classified as available-for-sale securities under SFAS 115. The securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result,

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments were recorded as interest income.

Capitalized software costs

      Software costs are accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized on a product-by-product basis using the straight-line method over a period which approximates the estimated economic life of the product. Amortization of capitalized software costs in 2005, 2004 and 2003 totaled $14.3 million, $12.8 million, and $14.4 million, respectively. At December 31, 2005 and 2004, unamortized capitalized software was $40.9 million and $59.3 million, respectively, which included software under development of $12.9 million and $29.7 million, respectively. Interest of $587,000, $511,000, and $67,000 was capitalized in 2005, 2004 and 2003, respectively.

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

Goodwill and other intangible assets

      As of December 31, 2005 and 2004, goodwill totaled $163.2 million and $163.6 million, respectively. Goodwill and identifiable intangible assets are related to the acquisitions of REZ, Inc. (“REZ”) in 2000, Global Enterprise Technology Solutions, LLC (“GETS”) in 2001, and Unirez, Inc. (“Unirez”) in 2003.

Impairment

      The Company evaluates its capitalized software costs, property and equipment, and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined by comparing expected future cash flows (undiscounted and before interest) to the net book value of the assets. If impairment exists, the amount of impairment is measured as the difference between the net book value of the assets and the estimated fair value of the related assets and is recorded in the period the impairment is determined. The Company believes that no impairment of capitalized software costs, property and equipment, or identifiable intangible assets existed at December 31, 2005 or 2004. See Note 3 for more information regarding impairment charges related to discontinued operations in 2005.

      The carrying value of goodwill is evaluated at least annually. The Company believes that no impairment of goodwill existed at December 31, 2005 or 2004. See Note 6 for further information.

Other investments

      Pegasus and six other companies — Hilton Hotels, Hyatt Corporation, Marriott International, Six Continents Hotels, Starwood Hotels and Priceline.com (“Priceline”) — were equal partners in Travelweb, LLC, (“Travelweb”) formerly known as Hotel Distribution System, LLC. This venture was formed in 2002 to distribute discounted hotel rooms over the Internet through multiple Internet sites using a merchant business model.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 3, 2004 (the “Closing Date”), Pegasus and four other parties (collectively the “Sellers”) in Travelweb sold their interests to an affiliate of Priceline. Among other provisions, the purchase agreement provided that Pegasus and each other Seller (1) assign to Priceline each of their 14.286% interests on the Closing Date, and (2) receive, on the Closing Date, approximately $4.2 million in cash. Pegasus’ investment in Travelweb prior to sale was $2.2 million and was included in other noncurrent assets. Pegasus recorded a gain of approximately $2.0 million on the sale of its investment in Travelweb during the second quarter 2004.

Stock-based employee compensation

      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for stock option awards because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As discussed in Note 12, the Company maintains stock incentive and employee stock purchase plans. Total compensation expense for these plans was $102,000, $190,000, and $571,000 for 2005, 2004, and 2003, respectively.

      The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	2005	2004	2003

Net income (loss), as reported	$(7,655)	$7,985	$(1,832)
Add: Stock-based employee compensation expense included in reported income (loss), net of related tax effects	63	117	347
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,075)	(4,908)	(6,288)

Pro forma net income (loss)	$(10,667)	$3,194	$(7,773)

Net income (loss) per share, as reported:
Basic	$(0.37)	$0.35	$(0.07)
Diluted	$(0.37)	$0.36	$(0.07)
Net income (loss) per share, pro forma:
Basic	$(0.51)	$0.14	$(0.31)
Diluted	$(0.51)	$0.14	$(0.31)

      The pro forma disclosures provided may not be representative of the effects on reported net income (loss) for future years due to future grants and the vesting requirements of the Company’s stock incentive awards. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards is amortized over the vesting period.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value for options with exercise prices equal to the market price of stock at the grant date was $4.84, $5.45, and $6.46 in 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	—	—	—
Expected volatility	39.1- 54.5%	53.0- 59.3%	59.3- 73.2%
Risk-free rate of return	3.8-4.4%	2.7-3.5%	2.1-2.9%
Expected life	4.0 years	4.0 years	4.0 years

      The pro forma disclosures for 2005, 2004 and 2003 include approximately $102,000, $143,000 and $104,000, respectively, of compensation expense related to the Company’s Employee Stock Purchase Plan. The fair value of shares issued under this plan was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	—	—	—
Expected volatility	25.60%	37.50%	45.00%
Risk-free rate of return	2.5-3.2%	1.30%	1.10%
Expected life	0.5 year	0.5 year	0.5 year

      See Note 12 for further discussion of the Company’s stock-based employee compensation.

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

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Distribution services. Pegasus derives revenues from its global distribution system (“GDS”) distribution service by charging hotel customers a fee based on the number of reservations made, less the number cancelled (“net reservations”). As a hotel’s cumulative volume of net reservations increases during the course of the calendar year, its fee per transaction decreases after predetermined transaction volume hurdles have been met. As a result, for higher volume customers, unit transaction fees are higher at the beginning of the year, when cumulative transactions are lower. The Company recognizes revenues based on the fee per transaction that a customer is expected to pay during the entire year. The Company’s balance sheets reflect unearned revenue for the difference between the fee per transaction that Pegasus actually bills a customer during the period and the average fee per transaction that a customer is expected to pay for the entire year. The unearned revenue created during the early periods of the year is recognized by the end of the year as the fee per transaction that Pegasus actually bills a customer falls below the average fee per transaction for the entire year. Additionally, Pegasus generally charges new participants in the distribution service a one-time fee for work performed to establish the connection between a hotel’s central reservation system and the Pegasus electronic distribution technology. The Company recognizes these one-time fees over the life of the customer contract, as they are not considered a separate unit of accounting. The Company also charges certain GDSs a fee based on either the number of net reservations or the number of hotel chains connected to the GDS through the Pegasus electronic distribution technology to compensate for the management and consolidation of multiple interfaces.

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

      Property Services. Property services revenues consist of maintenance and support fees from property management system (“PMS”) software obtained in the REZ and GETS acquisitions. In addition, property services revenues include fees from the PegasusCentral product, which are recognized monthly. Maintenance, support and training fees are recognized ratably over the term of the customer contract. These operations are now classified as discontinued operations (see Note 3).

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

Income taxes

      Income taxes are accounted for under the asset and liability method. The remaining portion of income tax (benefit) that remains after continuing operations is allocated to discontinued operations for all years presented. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

      The Company’s income tax provision is based on calculations and assumptions that will be subject to examination by the Internal Revenue Service and other tax authorities. The potential outcomes of these examinations are regularly assessed in determining the adequacy of the provision for income taxes. Should the

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual results differ from our estimates, the income tax provision would be adjusted in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which changes are enacted.

Advertising costs

      Advertising and promotion-related expenses are charged to operations when incurred. Advertising expense for 2005, 2004 and 2003 was approximately $3.2 million, $2.4 million and $1.9 million, respectively.

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

      The carrying amounts of the Company’s financial instruments, other than convertible debt, reflected in the consolidated balance sheets at December 31, 2005 and 2004 approximate their respective fair values. The estimated fair value of the Company’s convertible debt at December 31, 2005 and December 31, 2004, approximated $73 million and $71 million, respectively, based on a third party quote, compared to a carrying amount of $75 million representing face value.

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

      Accounts receivables. The Company’s customers primarily include well-established hotel chains and travel agencies. The Company’s representation services customers primarily consist of independent hotels, some of which are located outside the United States. Some of these customers may not be financially viable. Even though the Company has policies in place to limit exposure from concentrations of credit risks, management believes the Company has moderate exposure to credit risk related to accounts receivable from its customers. The Company’s accounts receivable are monitored by management for collectibility, considering the payment history and known financial condition of the debtors. Accounts receivable are recorded net of an allowance for doubtful accounts that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts related to continuing operations, which is included in general and administrative expenses, totaled approximately $566,000, $717,000 and zero in 2005, 2004 and 2003, respectively.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense for uncollectible amounts related to the Company’s discontinued operations totaled approximately $134,000, $70,000 and zero in 2005, 2004 and 2003, respectively.

      Notes receivable. Pegasus has notes receivable related to the sale of business units to Preferred Hotel Group in 2000, which resulted in an agreement for a $6.0 million promissory note and a $2.8 million promissory note. Both promissory notes require monthly payments for a period of eight years commencing July 1, 2002 and bear interest at 7 percent. Pegasus also has notes receivable related to the sale of the Guestview and NovaPlus PMS systems to Multi-Systems, Inc. in 2005, which resulted in an agreement for a $722,000 promissory note, payable in three annual installments of $270,000, including interest at 6 percent. The Company’s notes receivable are monitored by management for collectibility, considering the payment history and known financial condition of the debtor. If the financial condition of the debtor was to deteriorate, resulting in an impairment of their ability to make payments, Pegasus may incur an expense to increase its allowance for doubtful accounts and may receive less cash than expected.

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

Net income (loss) per share

      The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

		2005	2004	2003

Income from continuing operations	(a)	$5,229	$12,460	$536
Discontinued operations, net of tax	(b)	(12,884)	(4,475)	(2,368)

Net income (loss)	(c)	$(7,655)	$7,985	$(1,832)

Income from continuing operations	(a)	$5,229	$12,460	$536
Adjustment for interest on convertible debt, net of tax		—	1,789	—

Income from continuing operations, as adjusted	(d)	$5,229	$14,249	$536

Net income (loss)	(c)	$(7,655)	$7,985	$(1,832)
Adjustment for interest on convertible debt, net of tax		—	1,789	—

Net income (loss), as adjusted	(e)	$(7,655)	$9,774	$(1,832)

Basic income (loss) per share:
Continuing operations	(a)/(f)	$0.25	$0.54	$0.02
Discontinued operations	(b)/(f)	$(0.62)	$(0.19)	$(0.09)

Net income (loss)	(c)/(f)	$(0.37)	$0.35	$(0.07)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2005	2004	2003

Diluted income (loss) per share:
Continuing operations	(d)/(g)	$0.25	$0.53	$0.02
Discontinued operations	(b)/(g)	$(0.62)	$(0.17)	$(0.09)

Net income (loss)	(e)/(g)	$(0.37)	$0.36	$(0.07)

Basic weighted average shares Outstanding	(f)	20,749	22,903	24,864
Dilutive effect of stock options(1)		203	312	522
Dilutive effect of convertible debt(2)		—	3,726	—

Dilutive weighted average shares outstanding	(g)	20,952	26,941	25,386

(1)	Weighted average shares issuable upon exercise of stock options that were excluded from the calculation as their effect would have been anti-dilutive to income from continuing operations were 3.4 million, 2.5 million and 5.1 million for 2005, 2004 and 2003, respectively.

(2)	Subject to certain conditions, the Company’s convertible debt is convertible into common stock at a conversion price of approximately $20.13 per share, equal to approximately 3.7 million shares. No dilution for convertible debt was included in the calculation for 2005 and 2003 as the effect would be anti-dilutive to income from continuing operations for these periods.

Recently issued accounting standards

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides interpretive guidance related to SFAS 123R. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value of the equity or liability instrument issued on the grant date. SFAS 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. The requirements of SFAS 123R are effective for the Company’s first quarter beginning January 1, 2006. The Company intends to use the modified prospective transition method of adoption. Although the Company continues to evaluate SFAS 123R to determine the impact on its consolidated financial statements, SFAS 123R is expected to have a negative effect on consolidated net income. In 2005, the Company did not issue stock options to a large number of employees through a broad-based stock option grant. Since the 2005 stock option grants were significantly lower than preceding years and no determination has been made in regards to future year grants, the Company is unable to fully project future SFAS 123R stock-based compensation expense. However, stock-based compensation expense for 2006 under SFAS 123R, without taking into account the completion of the merger under the Agreement and Plan of Merger dated December 19, 2005, among Perseus Holding Corp., 406 Acquisition Corp., and the Company, will at a minimum approximate $1.9 million, net of tax. The accounting treatment for the Company’s restricted stock awards will not change upon adoption of SFAS 123R and has not been significant. No determination has been made regarding future stock-based compensation awards.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

2.	Merger Agreement

      As a result of the Company’s strategic alternative process, which was announced in April 2005, Pegasus Solutions, Inc. has entered into an Agreement and Plan of Merger, dated December 19, 2005 (the “Merger Agreement”), with Perseus Holding Corp. (“Parent”) and 406 Acquisition Corp., a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities controlled by an investment group consisting of entities affiliated with Prides Capital Partners, L.L.C. and Tudor Investment Corporation.

      The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”) in such merger as a direct wholly owned subsidiary of Parent (the “Merger”), and each outstanding share of common stock of the Company owned by stockholders other than those affiliated with the investment group will be converted in the Merger into the right to receive $9.50 per share in cash.

      The Company has made various representations, warranties and covenants in the Merger Agreement, including, among others, not to (a) solicit proposals relating to alternative business combination transactions or (b) subject to certain exceptions which permit the board of directors to comply with its fiduciary duties, enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. Subject to certain exceptions that permit the board of directors to comply with its fiduciary duties, the Company’s board of directors has agreed to recommend that the Company’s stockholders vote in favor of and adopt and approve the Merger and the Merger Agreement. The Merger Agreement also includes covenants pertaining to the operation of the Company’s business between execution of the Merger Agreement and the closing of the Merger.

      Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to consummation of the Merger, the receipt of certain regulatory approvals and the funding of debt to complete the Merger.

      The Merger Agreement contains certain termination rights, including in the event the Company receives a superior proposal, and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee equal to $8.25 million. In addition, in certain circumstances where the Merger Agreement is terminated, including in the event the Merger Agreement is terminated and the Company is required to pay the termination fee to Parent, the Company is required to reimburse Parent for its fees and expenses incurred in connection with the Merger Agreement, up to a maximum of $1 million.

      In connection with the execution of the Merger Agreement, an affiliate of Prides Capital Partners, L.L.C. agreed to provide a limited guarantee of the liabilities of Parent and Merger Sub under the Merger Agreement. In addition, John F. Davis, III, Susan K. Conner and Robert J. Boles, Jr. have agreed with Prides Capital Partners, L.L.C. to waive, for a period of six months following the Merger, their rights to severance pay in the event that they terminate employment during that period. These individuals also have agreed to invest in the Company following completion of the Merger.

      Additionally, on December 19, 2005, the Company and American Stock Transfer & Trust Company, as Rights Agent, entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement,

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dated as of September 28, 1998 (the “Rights Agreement”). The Rights Agreement Amendment provides that none of the execution, delivery or performance of the Merger Agreement, the consummation of the Merger or any of the other transactions contemplated by and pursuant to the Merger Agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the Rights Agreement. In particular, none of Parent, Merger Sub or any of their affiliates shall be deemed to be an Acquiring Person (as defined in the Rights Agreement) solely by virtue of the execution, delivery or performance of the Merger Agreement or the consummation of the Merger or any of the other transactions contemplated by and pursuant to the Merger Agreement. The Rights Agreement Amendment also provides that the Rights Agreement will terminate immediately prior to the effective time of the Merger.

      See Note 10 for information regarding impact of the Merger Agreement on the Company’s convertible debt.

3.	Discontinued Operations and Assets Held for Sale

      In June 2005, the Board of Directors of the Company approved and committed to a formal plan to exit the property management systems (PMS) business by selling the Company’s PMS operations. These operations included the PegasusCentral PMS and two other private-label property management products, Guestview and NovaPlus, that support both hotel chains and independent customers.

      The Company also reached an agreement with its primary PegasusCentral customer, InterContinental Hotel Group (IHG), to discontinue the use of PegasusCentral. The transition of IHG properties off of PegasusCentral is substantially complete, and there will be no new installations. The decision to exit the PMS business was made considering the termination of the IHG agreement, the overall expected profitability of the remaining PMS operations, and the strategic alternative process announced in April 2005.

      The PMS operations have been classified as discontinued operations for all periods presented and the remaining PMS assets are classified as assets held for sale at December 31, 2005. In classifying the PMS assets as held for sale, the Company concluded that the carrying amount of these assets exceeded the estimated fair value less cost to sell such assets. Accordingly, in the second quarter of 2005, the Company recognized a $16.6 million pre-tax impairment charge to write down the assets to an estimated net realizable value of $1.9 million. In addition, the Company recorded an approximately $1.0 million pre-tax charge for exit and transition costs, which were paid during the third quarter of 2005. These charges are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as discontinued operations, net of tax. Assets held for sale of $1.0 million are included in other noncurrent assets in the Consolidated Balance Sheet as of December 31, 2005.

      During October 2005, the Company completed the disposition of the Guestview and NovaPlus operations to Multi-Systems, Inc. The sale price was approximately $1.3 million, including $605,000 paid upon closing and $722,000 due under a full recourse promissory note, payable in three annual installments of $270,000, including interest at 6 percent. The Company recorded a gain on the sale of approximately $371,000 in the fourth quarter of 2005, which is included in discontinued operations.

      Condensed income statement data for the discontinued operations is presented below (in thousands).

	2005	2004	2003

Revenues	$2,453	$4,706	$6,500

Operating loss	$(20,975)	$(7,285)	$(3,895)
Income tax benefit	8,091	2,810	1,527

Loss related to discontinued operations, net of tax	$(12,884)	$(4,475)	$(2,368)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Restructure Costs

      On February 4, 2003, the Company announced a strategic reorganization to integrate its technology and hospitality divisions into one operating unit. The integration plan, which was completed during 2003, included the elimination of redundant positions and consolidation of certain facilities. The elimination of redundant positions represented approximately 10 percent of the Company’s workforce, primarily due to the integration of support functions. During 2003, the Company recorded restructure charges of $5.9 million, composed of one-time termination benefits totaling $4.4 million and facilities-related and other charges totaling $1.5 million. Information regarding the accruals related to the restructure are presented below (amounts in thousands). Accruals consisted primarily of facilities and related costs and were included in other liabilities.

	Accrued			Accrued
	Restructure	Amounts		Restructure
	Costs — Beginning	Paid in	Additional	Costs — Ending
	Balance	Cash or Settled	Accruals	Balance

2004	$840	$(780)	$148	$208
2005	$208	$(208)	$—	$—

5.	Acquisitions

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

      The following unaudited pro forma summary combines the consolidated results of operations of Pegasus and Unirez for the year ended December 31, 2003 as if the acquisition had occurred at the beginning of 2003 after giving effect to certain pro forma adjustments. This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, nor is it indicative of the results of operations which may occur in the future (in thousands, except per share amounts).

Unaudited
2003

Net revenues	$185,372
Net loss	(1,389)
Net loss per share	(0.06)

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Distribution System Limited

      In September 2003, Pegasus acquired all of the stock of Total Distribution System Limited (“TDS”), a UK developer of tour operator software applications, for approximately $1.7 million. Pegasus delivered to the security holders of TDS, on a pro-rata basis, approximately $950,000 in cash on the closing date, and recorded a purchase price obligation of approximately $750,000, which represents the minimum additional purchase price payable at a future date subject to certain conditions. Contingent upon certain performance targets in the first and second year, as defined, TDS shareholders could be entitled to cash payments of up to $1.7 million in addition to the aforementioned $750,000. The Company paid $250,000 of the remaining purchase price during 2004 and $500,000 during 2005. The Company allocated the entire purchase price to the primary asset acquired, TDS’ internally developed software. This acquisition was not material to the Company’s results of operations.

6.	Goodwill and Intangible Assets

      As of December 31, 2005 and 2004, goodwill totaled $163.2 million and $163.6 million, respectively. In accordance with SFAS 142, goodwill is subject to an annual impairment test. Based on the periodic impairment test conducted as of September 30, 2005, the Company does not believe goodwill is impaired. The decrease in goodwill is related to tax-related matters associated with the REZ acquisition.

      The following table presents definite-lived intangible assets at December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005		December 31, 2004

	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Customer relationships	$56,996	$(53,751)	$56,996	$(53,091)
Non-compete agreements	6,000	(4,898)	6,120	(4,215)
Other	48	(38)	48	(31)

Total	$63,044	$(58,687)	$63,164	$(57,337)

      During the years ended December 31, 2005, 2004 and 2003 the Company recorded amortization expense in relation to the above-listed intangible assets of $1.4 million, $2.0 million and $5.1 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2006	$1,244
2007	1,191
2008	660
2009	660
2010	602

Total	$4,357

7.	Marketable Securities

      Marketable securities held by the Company at December 31, 2005 and 2004 are classified as available-for-sale and consist of corporate debt and equity securities and obligations issued by governments and agencies. Realized gains and losses are determined on a specific identification basis. At December 31, 2005 there were $5.7 million of auction rate securities which are classified as a separately stated current asset and $1.2 million included in other noncurrent assets. At December 31, 2004, $2.0 million of corporate debt

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities and $4.0 million of government agency securities had contractual maturities in 2005 and are classified as short-term investments; $5.7 million of auction rate securities are classified as a separately stated current asset; and all other marketable securities are classified as other noncurrent assets. The amortized cost and fair value of marketable securities at December 31, 2005 and 2004 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005
Auction rate securities	$6,900	$—	$—	$6,900

December 31, 2004
Corporate debt securities	$3,061	$—	$(8)	$3,053
Debt securities issued by the U.S. Treasury or other U.S. Government Corporations and agencies	1,996	—	(9)	1,987
Debt securities issued by states of the U.S. and political subdivisions of the states	2,000	4	—	2,004
Auction rate securities	7,300	—	—	7,300

Total marketable securities	$14,357	$4	$(17)	$14,344

8.	Derivative Financial Instruments

      To reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Pegasus was a party to various forward exchange contracts at December 31, 2005. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities, primarily trade receivables and payables.

      A summary of forward exchange contracts to sell or purchase foreign currencies in place as of December 31, 2005 is as follows (in thousands):

	Sell	Purchase

Euro	$12,196	$3,039
Canadian dollar	800	369
Swiss franc	473	—
Swedish krona	289	—
Singapore dollar	235	—
Japanese yen	227	34
British pound	1,247	2,169
Australian dollar	90	—
South African rand	40	—
New Zealand dollar	27	—
Hong Kong dollar	23	—
Norweigan kroner	25	15
Danish krone	—	43

Total	$15,672	$5,669

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All contracts included above matured no later than February 2006. Because of the short-term nature of these contracts, the fair value approximates the contract value. The difference between the fair value and contract value is included in the consolidated balance sheet as accounts receivable and was not material at December 31, 2005. During the fiscal year ended December 31, 2004, Pegasus used similar forward exchange contracts and had either sell or purchase forward exchange contracts of a similarly short-term nature. As of December 31, 2004, Pegasus had approximately $22.6 million in sell forward exchange contracts and $4.6 million in purchase forward exchange contracts. Pegasus’ positions with respect to these forward exchange contracts differed as of December 31, 2005 compared to December 31, 2004 because of changes in Pegasus’ non-U.S. denominated trade payables and receivables.

9.	Property, Equipment and Software

      Property, equipment and software at December 31 consisted of the following (in thousands):

			Estimated
	2005	2004	Useful Life

Software	$112,090	$131,434	3 to 7 years
Computer equipment	24,917	24,269	3 to 4 years
Leasehold improvements	14,148	14,495	Lease term
Furniture and equipment	6,522	6,589	7 years
Office equipment	3,340	3,575	4 years

	161,017	180,362
Less: accumulated depreciation and amortization	(101,950)	(100,036)

Property, equipment and software, net	$59,067	$80,326

      Depreciation and amortization expense for property, equipment and software related to continuing operations was approximately $17.5 million, $15.6 million and $18.5 million for 2005, 2004 and 2003, respectively. Depreciation and amortization expense for property, equipment and software related to discontinued operations was approximately $2.5 million, $4.8 million and $4.4 million in 2005, 2004 and 2003, respectively.

10.	Convertible Debt

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

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concurrent with the issuance of the notes, the Company terminated its $30 million revolving credit facility with Chase Bank of Texas, Compass Bank and Wells Fargo Bank (Texas). Prior to termination, there were no amounts outstanding under this credit facility.

      If a fundamental change occurs, as defined in the indenture relating to the convertible notes, each holder of the convertible notes may require that we purchase that holder’s notes. The merger contemplated by the Merger Agreement constitutes such a fundamental change, and the debt financing anticipated in connection with the Merger Agreement contemplates the repayment of the amounts owing under the convertible notes.

      Pegasus had two irrevocable standby letter of credit agreements with JPMorgan Chase Bank totaling $1.7 million at December 31, 2004, collateralizing the leases for the Dallas and Scottsdale offices. During 2005, there was a reduction of $450,000, releasing the letter of credit for the Dallas facility in full and replacing it with a deposit of $181,000.

11.	Stockholders’ Equity

      During 2005, the Company purchased approximately 518,000 shares for an aggregate cost of $6.2 million under a Board approved plan authorized on November 5, 2004 for the repurchase of up to 1.5 million shares of Pegasus’ common stock. Share buy-backs under this plan have been made under a Securities and Exchange Act of 1934 Rule 10b5-1 share repurchase plan, which allowed Pegasus to repurchase shares, subject to certain limitations, even during blackout periods. On April 12, 2005, the Rule 10b5-1 stock repurchase plan was terminated. The Company had total purchases under the plan of approximately 1.2 million shares for a total aggregate value of $13.9 million. During 2004 and 2005 there were three separate Board approved plans for the repurchase of Pegasus stock. Under these plans the Company had total repurchases in 2004 and 2005 of approximately 5.2 million shares for a total aggregate value of $61.9 million.

      Shares repurchased under Board-approved plans were cancelled.

12.	Stock-Based Compensation

Stock Option Plans

      In accordance with the Company’s 1996 stock option plan (“1996 Plan”), amended and approved by stockholders in March 1997, options to purchase 1.3 million shares of the Company’s common stock may be granted to Company employees. In accordance with the Company’s 2002 stock incentive plan (“2002 Plan”), approved by stockholders in May 2002, options to purchase shares of the Company’s common stock and restricted stock awards may be granted to Company employees, non-employee directors and consultants. The 2002 Plan provides that the number of shares reserved for issuance under the plan will be replenished annually by an amount equal to 4 percent of the fully diluted shares of Company stock, as defined, outstanding as of the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2005 was approximately 27.9 million. The 2002 Plan also authorizes the grant of restricted stock each year, not to exceed 2.5 percent of the number of shares reserved for issuance under the 2002 Plan. As of December 31, 2005, shares available for grant under the Company’s stock option plans were approximately 3.0 million.

      Options granted under the 1996 Plan and the 2002 Plan (collectively “the Plans”) may be in the form of incentive stock options or nonqualified stock options. The Compensation Committee administers the Plans and determines grant prices. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee directors vest and expire as determined by the Compensation Committee. Options granted under the 1996 Plan before September 15, 1999 expired on December 31, 2005, and have been considered canceled in the following data. Options granted to Company employees under the 2002 Plan before September 15, 1999 expire in December 2006. Options granted to Company employees on or after

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 15, 1999 under the Plans expire ten years from the date of grant. The Company’s authorized but unissued common stock is used for issuance of shares as stock options are exercised.

      As of December 31, 2005, 38,875 shares of restricted stock granted to certain executives of the Company are outstanding, 36,875 which were granted in May 2004 with a fair value of approximately $420,000 and 2,000 which were granted in February 2005 with a fair value of approximately $24,000. The fair value of the restricted stock awards is determined based on the market value of the Company’s stock on the date of grant. Compensation expense related to the restricted stock awards is being recognized ratably over a four year vesting period.

      The following table summarizes activity under the Company’s stock option plans during the years ended December 31 (in thousands, except per share amounts):

	Number of Company			Weighted Average Exercise
	Options			Price Per Share

	2005	2004	2003	2005	2004	2003

Options outstanding at beginning of year	4,906	5,262	4,370	$12.50	$12.75	$12.88
Granted	273	1,537	1,792	11.01	11.72	12.03
Exercised	(142)	(622)	(278)	7.48	7.77	6.65
Canceled	(890)	(1,271)	(622)	12.14	14.61	16.95

Options outstanding at end of year	4,147	4,906	5,262	$12.64	$12.50	$12.75

Options exercisable at end of year	2,725	2,255	2,401	$13.09	$13.24	$13.44

      The following table summarizes information for stock options outstanding at December 31, 2005 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$6.33-$8.90	420	4.4 years	$7.62	419	$7.62
$9.69-$14.03	3,190	7.4 years	12.03	1,770	12.23
$14.59-$18.63	352	4.5 years	17.95	351	17.95
$24.50-$25.25	185	3.8 years	24.53	185	24.53

$6.33-$25.25	4,147	6.7 years	$12.64	2,725	$13.09

Effect of the Merger on Stock-Based Compensation Awards

      At the effective time of the merger under the Merger Agreement, if any, each outstanding stock option, whether or not vested or exercisable, will terminate and thereafter represent the right to receive an amount in cash, without interest and less applicable tax withholding, equal to the number of shares of our common stock subject to each option as of the effective time of the merger, multiplied by the excess, if any, of $9.50 over the exercise price per share of common stock subject to such option. As of December 31, 2005, there were 420,475 stock options outstanding with an exercise price of less than $9.50 outstanding and a weighted-average exercise price of $7.62. Also at the effective time of the merger under the Merger Agreement, if any, each restricted stock award (38,875 shares of restricted stock were outstanding on December 31, 2005) granted under the Plans will be converted into the right to receive $9.50 in cash per share, without interest and less applicable tax withholding. From the date of the Merger Agreement date until completion of the merger under

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Merger Agreement, if any, the Company has agreed, subject to certain exceptions and unless Parent gives its prior written consent, not to grant any equity or equity based awards.

Employee Stock Purchase Plan

      At a meeting on December 12, 2005, the Board of Directors approved the termination of the Pegasus Solutions, Inc. 2002 Third Amended and Restated Employee Stock Purchase Plan effective as of December 31, 2005. During 2005, 2004 and 2003, approximately 48,000, 53,000 and 66,000 shares, respectively, were issued under the plan. In January 2006, approximately 25,000 shares were issued representing the final purchases under this plan.

13.	Employee Benefit Plans

Employee Defined Contribution Plans

      In the United States, the Company sponsors a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering all employees, with exceptions as defined by the 401(k) Plan. The 401(k) Plan allows eligible employees to defer receipt of up to 25 percent of their compensation and contribute such amounts to various investment funds. Eligible employees may elect to participate at the beginning of any quarter after their hire date. Employee contributions vest immediately. Through August 15, 2005, the Company made discretionary matching contributions for employees’ annual contributions of up to 100 percent of the first 5 percent of employees’ compensation contributed. No further matching contributions were made from August 15, 2005 through the end of 2005. The 401(k) match was reinstated in January 2006 at a rate of 4 percent. The Company’s matching contributions vest one-third per year for three years. After three years of employment, an employee is fully vested in all Company matching contributions.

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

      During 2005, 2004 and 2003, the Company contributed $1.1 million, $1.4 million and $1.8 million, respectively, to the 401(k) Plan. During 2005, 2004, and 2003, the Company contributed approximately $238,000, $331,000 and $160,000, respectively, to the Utell Defined Contribution Plan.

United Kingdom Defined Benefit Plan

      In the United Kingdom, the Company operates a defined benefit plan, which is only open to employees who were part of the Reed Elsevier Pension Scheme in December 1997 (the “Utell Defined Benefit Plan”). The Utell Defined Benefit Plan provides supplemental retirement benefits to its members, based on final average compensation. The Company’s projected 2006 contributions to the Utell Defined Benefit Plan are approximately $167,000.

Executive Retirement Program

      Pursuant to their employment agreements, certain Company officers are eligible to participate in the Executive Retirement Program, consisting of (1) the Supplemental Executive Retirement Plan (the “SERP”), as amended, a defined benefit plan which provides supplemental retirement benefits to certain

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officers of the Company based on their compensation and years of service, as defined under the SERP, and (2) the Pegasus Solutions, Inc. Executive Deferred Compensation Plan (the “DCP”), as amended, a defined contribution plan that provides supplemental retirement benefits to certain management employees of the Company.

      Commencing in 2003, the Company is obligated to make annual cash payments to a trust associated with benefits earned under the Executive Retirement Program. The amounts funded to the trust may be available to creditors of the Company, but are generally not available for use in our ongoing operations. Subsequent to year end 2005, the Company made payments to the trust of $310,000 related to the SERP and $256,000 related to the DCP in connection with benefits earned in 2005. Also subsequent to year end 2005, the Company made SERP benefit payments of $340,000 to an executive who terminated participation in the SERP in 2004 using funds outside of the trust. During 2006, the Company expects no further funding to the trust related to the SERP and expects funding to the trust related to the 2006 DCP will total approximately $370,000. Provided however, in the event the merger contemplated by the Merger Agreement closes, Pegasus will be obligated to make further funding to the trust equal to all benefits under the SERP and DCP. During 2005, 2004, and 2003, the Company recorded expenses of approximately $319,000, $600,000 and $656,000, respectively, related to the DCP.

Defined Benefit Obligations, Plan Assets and Funded Status

      Pegasus uses a January 1 measurement date for the SERP and the Utell Defined Benefit Plan. For each defined benefit plan, the following tables provide a statement of funded status as of December 31, 2005 and 2004, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended (in thousands):

			Utell Defined
	SERP		Benefit Plan

	2005	2004	2005	2004

Benefit obligation at beginning of year	$4,383	$4,090	$13,770	$9,757
Service cost	200	172	341	297
Interest cost	256	269	742	536
Plan participants’ contributions	—	—	89	89
Actuarial loss (gain)	466	381	2,850	2,259
Benefits paid	(340)	(340)	(13)	(13)
Exchange rate loss (gain)	—	—	(1,532)	845
Curtailment	—	(189)	—	—
Settlement	—	—	—	—

Benefit obligation at end of year	$4,965	$4,383	$16,247	$13,770

Fair value of plan assets at beginning of year	$—	$—	$11,621	$9,646
Actual return on plan assets	—	—	2,143	814
Employer contribution	340	340	221	222
Plan participants’ contributions	—	—	89	89
Benefits paid	(340)	(340)	(13)	(13)
Exchange rate loss (gain)	—	—	(1,463)	863

Fair value of plan assets at end of year	$—	$—	$12,598	$11,621

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Utell Defined
	SERP		Benefit Plan

	2005	2004	2005	2004

Funded status	$(4,965)	$(4,383)	$(3,649)	$(2,149)
Unrecognized actuarial loss (gain)	2,363	2,027	2,404	806
Unrecognized prior service cost	(345)	(386)	—	—
Additional minimum pension liability	(1,933)	(1,608)	(1,650)	—

Net amount recognized	$(4,880)	$(4,350)	$(2,895)	$(1,343)

      The accumulated benefit obligation for the SERP was $4.9 million at December 31, 2005 and $4.4 million at December 31, 2004. The accumulated benefit obligation for the Utell Defined Benefit Plan was $15.5 million at December 31, 2005 and $12.9 million at December 31, 2004.

      As a result of changes in executive management, during the first quarter of 2004, Pegasus recognized a curtailment gain of $162,000 for the SERP under Statement of Financial Accounting Standards No. 88 (“SFAS 88”), “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

      The Company had additional minimum liabilities applicable to the SERP and the Utell Defined Benefit Plan for the excess of the plans’ unfunded accumulated benefit obligation over the plans’ unfunded accrued pension cost of approximately $1.9 million, $1.6 million, and $1.4 million as of December 31, 2005, 2004 and 2003, respectively, applicable to the SERP, and $1.7 million as of December 31, 2005 applicable to the Utell Defined Benefit Plan. Other comprehensive income (loss) of approximately ($1.2) million, ($152,000) and $871,000, net of tax, was recorded for 2005, 2004 and 2003, respectively, related to additional minimum liabilities.

      The assumptions used in the measurement of the Company’s benefit obligations as of December 31, 2005 and 2004 are as follows:

			Utell Defined
	SERP		Benefit Plan

	2005	2004	2005	2004

Discount rate	5.50%	6.25%	4.7%	5.3%
Expected return on plan assets	N/A	N/A	7.0%	7.0%
Rate of compensation increase	5.0%	5.0%	4.4%	4.3%

Net Periodic Benefit Costs

      The following table provides the components of net periodic benefit costs for the three years ended December 31, 2005 (in thousands):

	SERP			Utell Defined Benefit Plan

	2005	2004	2003	2005	2004	2003

Service cost	$200	$173	$178	$341	$297	$474
Interest cost	256	269	225	742	536	585
Expected return on plan assets	—	—	—	(823)	(685)	(530)
Amortization of prior service cost	(41)	(34)	(49)	—	—	—
Recognized net actuarial loss	130	128	116	—	(26)	486
Curtailment gain	—	(162)	—	—	—	(508)
Settlement loss	—	—	—	—	—	261

Net periodic benefit cost	$545	$374	$470	$260	$122	$768

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal assumptions used in the measurement of the net benefit costs for the three years ended December 31, 2005 are as follows:

				Utell Defined
	SERP			Benefit Plan

	2005	2004	2003	2005	2004	2003

Discount rate	6.25%	6.25%	6.75%	5.3%	5.5%	5.5%
Expected return on plan assets	N/A	N/A	N/A	7.0%	7.0%	7.0%
Rate of compensation increase	5.0%	5.0%	5.0%	4.3%	3.8%	3.8%

Investment Policy and Asset Allocation for Utell Defined Benefit Plan

      The investment policy for the Utell Defined Benefit Plan is to achieve an above average rate of return compatible with an acceptable level of risk. The target asset allocation reflects a profile that the Company determines will best meet obligations and includes primarily equity securities. The allocation of assets for the Utell Defined Benefit Plan as of December 31, 2005 and 2004 follows:

	2005	2004

Equity securities	87.7%	86.5%
Debt securities	6.6%	8.0%
Other	5.7%	5.5%

Total	100.0%	100.0%

      The long-term return on plan assets is determined based on expected returns as of the accounting date, primarily based on equities which comprise the majority of assets in the plan. Expected returns on equity plan assets were determined to range between 6% and 9%. A one percent change in expected returns on plan assets would result in a $125,000 change to Pegasus’ annual expense associated with this plan.

Estimated Future Benefits Payable

      The Company estimates that the future benefits payable are as follows at December 31, 2005 (in thousands):

		Utell Defined
	SERP	Benefit Plan

Fiscal year ended December 31:
2006	$340	$12
2007	340	12
2008	—	22
2009	—	22
2010	—	22
Next five fiscal years to December 31, 2015	—	1,068

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

      Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions (in thousands):

	2005	2004	2003

Domestic income (loss) before taxes	$3,882	$12,479	$(617)
Foreign income before taxes	4,533	7,937	1,775

Total income before taxes	$8,415	$20,416	$1,158

      The categories of income tax expense (benefit) for years ended December 31 were as follows (in thousands):

	2005	2004	2003

Continuing operations	$3,186	$7,956	$622
Discontinued operations	(8,091)	(2,810)	(1,527)
Shareholders’ equity	(974)	(1,011)	(330)

Total	$(5,879)	$4,135	$(1,235)

      The components of the income tax expense (benefit) for years ended December 31 were as follows (in thousands):

	2005	2004	2003

Current expense:
Foreign	$1,388	$1,532	$446
Deferred expense (benefit):
U.S. Federal	1,360	5,127	197
State	242	966	39
Foreign	196	331	(60)

	1,798	6,424	176

Expense for income taxes	$3,186	$7,956	$622

      A reconciliation of taxes based on the federal statutory rate and the income tax expense is summarized as follows for the years ended December 31:

	2005	2004	2003

Expected income tax expense	35.0%	35.0%	35.0%
State income taxes	2.1%	2.4%	2.2%
Permanent differences	1.5%	1.7%	18.0%
Other, net	(0.7)%	(0.1)%	(1.5)%

Expense for income taxes	37.9%	39.0%	53.7%

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred taxes consisted of the following at December 31 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$6,388	$5,573
Bad debt reserves	804	833
Benefit plan obligations	2,342	1,659
Income tax credits	197	197
Rent and other accruals	3,433	3,672
Stock option compensation expense	561	522
Other	363	348

Gross deferred tax assets	14,088	12,804
Deferred tax liabilities:
Acquired intangible assets	(250)	(341)
Depreciation and amortization	(6,691)	(12,459)

Gross deferred tax liabilities	(6,941)	(12,800)

Deferred income tax assets, net of deferred tax liabilities	$7,147	$4

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the remaining balance at December 31, 2005 of deferred tax assets will be realized. As of December 31, 2005, $1.6 million of deferred tax assets are included in other current assets and $5.5 million of deferred tax assets are included in other noncurrent assets in the Consolidated Balance Sheet. As of December 31, 2004, $1.7 million of deferred tax assets are included in other current assets and $1.7 million of deferred tax liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheet.

      At December 31, 2005 and 2004, the Company had federal net operating loss carryforwards of approximately $29 million and $26 million, respectively. The increase in the federal net operating loss carryforwards in 2005 is primarily due to the impact of discontinued operations. Foreign net operating loss carry forwards for the respective periods were approximately $214,000 and $745,000 as of such dates. The federal net operating loss carryforwards that existed at December 31, 2005 will begin to expire in 2019. The foreign net operating loss carryforwards that existed at December 31, 2005 may be carried forward indefinitely. Utilization of the net operating loss carryforwards may be limited by the separate return loss rules and could be affected by ownership changes which have occurred or could occur in the future.

      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive through 2005 for United States corporations to receive repatriations of accumulated earnings of foreign subsidiaries up to $500 million by providing an 85 percent dividends received deduction for certain qualifying dividends from certain qualifying foreign corporations. The Company has evaluated the potential effects of the repatriation provision and determined not to repatriate earnings under this provision. If undistributed earnings of foreign subsidiaries were to be repatriated, such earnings could be subject to foreign withholding taxes and residual income taxes.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

      The Company leases its corporate office space and certain office equipment under non-cancelable lease agreements. The Company incurred rent expense of approximately $9.5 million, $8.9 million and $8.8 million in 2005, 2004 and 2003, respectively.

      Approximate future minimum lease payments, including landlord paid tenant improvements, at December 31, 2005, under non-cancelable lease agreements with original terms exceeding one year, were as follows (in thousands):

Fiscal Year Ended December 31,

2006	$8,097
2007	7,283
2008	7,437
2009	7,270
2010	7,063
Thereafter	12,107

Total	$49,257

      Future minimum lease payments due in foreign currencies were translated at the rate in effect at December 31, 2005.

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

      Funds for travel agency commission checks that have not cleared the Company’s processing bank after certain time periods are returned to the Company. Any amounts that are not remitted to travel agents will be escheated to the appropriate states, as required by the respective unclaimed property laws. Liabilities are recorded upon the Company’s receipt of the funds from the bank, and total $7.6 million and $7.4 million at December 31, 2005 and 2004, respectively.

      Pegasus is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although management cannot predict the outcomes of these legal proceedings, we do not believe these actions will have a material adverse effect on our financial position, results of operations or liquidity.

16.	Related Parties

      During 2005, one Director of the Company served as an executive vice president within Marriott International, Inc. (“Marriott”). Effective February 2006, the director retired from Marriott. In 2005, 2004 and 2003, the Company received $1.6 million, $3.4 million and $4.5 million, respectively, from Marriott and its affiliates for reservation, distribution and representation services. During the same years, the Company paid Marriott $1.4 million, $1.4 million and $1.6 million, respectively, for consolidating commission data and funds from its properties. At December 31, 2005 and 2004, receivables from Marriott approximated $203,000 and $232,000, respectively.

      A Director of the Company serves as a senior vice president for both Hyatt Corporation, the parent company of Hyatt Hotels Corporation, and AIC Holding Co., the parent company of Hyatt International Corporation (“Hyatt”). In 2005, 2004 and 2003, the Company received $683,000, $804,000 and $1.1 million, respectively, from Hyatt for reservation, distribution and financial services. At December 31, 2005 and 2004, receivables from Hyatt approximated $160,000 and $53,000, respectively.

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A Director of the Company served as Chief Executive Officer of Affiliated Computer Services, Inc. (“ACS”) through September 2005. Through this date in 2005 and for 2004 and 2003, the Company paid ACS $1.5 million, $1.1 million and $421,000, respectively, for services provided in connection with our financial services and, beginning in September 2004, enterprise resource planning system support. At December 31, 2004, payables to ACS approximated $83,000.

17.	Segment Disclosures

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

      The following summarizes required disclosures about revenue by service line and geographic location.

      During the years ended December 31, 2005, 2004 and 2003, service line revenues were (in thousands):

	2005	2004	2003

Representation services	$66,368	$71,855	$57,409
Reservation services	32,846	37,275	38,349
Financial services	31,534	33,699	30,244
Distribution services	27,379	27,330	28,743

Total service revenues	158,127	170,159	154,745
Customer reimbursements	17,355	15,253	11,485

Total revenues	$175,482	$185,412	$166,230

      The following table presents revenue by geographic location for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Domestic	$98,796	$106,537	$98,070
International, primarily United Kingdom	76,686	78,875	68,160

Total revenue	$175,482	$185,412	$166,230

      The following table presents net book value of tangible long-lived assets by geographic location for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005	%	2004	%

Domestic	$16,562	91%	$18,912	91%
International, primarily United Kingdom	1,648	9%	1,959	9%

Total long-lived assets	$18,210	100%	$20,871	100%

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results of Operations (unaudited)

      The following table summarizes the consolidated quarterly results of operations for 2005 and 2004 (in thousands):

	Quarters Ended

	March 31	June 30	September 30	December 31

2005
Service revenues	$37,090	$42,515	$41,278	$37,244
Customer reimbursements	3,908	4,806	4,397	4,244

Total revenues	40,998	47,321	45,675	41,488
Costs of services (exclusive of depreciation and amortization)	24,883	25,939	25,219	22,699
Income (loss) from continuing operations before income taxes	(363)	3,859	3,793	1,126
Income (loss) from continuing operations	(481)	2,691	2,432	587
Discontinued operations, net of tax	(1,160)	(11,697)	(226)	199
Net income (loss)	(1,641)	(9,006)	2,206	786
Basic net income (loss) per common share:
Continuing operations	(0.02)	0.13	0.12	0.03
Discontinued operations	(0.06)	(0.56)	(0.01)	0.01
Net income (loss)	(0.08)	(0.43)	0.11	0.04
Diluted net income (loss) per common share:
Continuing operations	(0.02)	0.13	0.12	0.03
Discontinued operations	(0.06)	(0.48)	(0.01)	0.01
Net income (loss)	(0.08)	(0.35)	0.11	0.04
Basic weighted average shares outstanding	20,762	20,707	20,758	20,766
Diluted weighted average shares outstanding	20,762	24,639	20,941	20,890
2004
Service revenues	$40,451	$44,498	$44,470	$40,740
Customer reimbursements	3,479	4,141	3,929	3,704

Total revenues	43,930	48,639	48,399	44,444
Costs of services (exclusive of depreciation and amortization)	26,188	26,239	25,351	23,443
Income (loss) from continuing operations before income taxes	(82)	7,093	7,265	6,140
Income (loss) from continuing operations	(85)	4,406	4,882	3,257
Discontinued operations, net of tax	(894)	(1,003)	(1,096)	(1,482)
Net income (loss)	(979)	3,403	3,786	1,775

PEGASUS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	March 31	June 30	September 30	December 31

Basic net income (loss) per common share:
Continuing operations	—	0.19	0.22	0.15
Discontinued operations	(0.04)	(0.04)	(0.05)	(0.07)
Net income (loss)	(0.04)	0.15	0.17	0.08
Diluted net income (loss) per common share:
Continuing operations	—	0.18	0.20	0.14
Discontinued operations	(0.04)	(0.04)	(0.04)	(0.05)
Net income (loss)	(0.04)	0.14	0.16	0.09
Basic weighted average shares outstanding	24,717	23,230	22,131	21,556
Diluted weighted average shares outstanding	24,717	27,253	26,224	25,556

      In accordance with SFAS 128, earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

      Subject to certain conditions, the Company’s convertible debt is convertible into common stock at a conversion price of approximately $20.13 per share, equal to approximately 3.7 million shares. No dilution for convertible debt was included in the calculation for the quarters ended March 31, 2005, September 30, 2005, December 31, 2005, and March 31, 2004 as the effect would be anti-dilutive to income from continuing operations for these periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures. The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

      Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

      Based on their evaluation of the Company’s internal control over financial reporting, the Company’s management along with the Chief Executive and Chief Financial Officers concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears under Item 8.

Item 9B.	Other Information

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

INFORMATION ABOUT PEGASUS DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the positions with Pegasus presently held by each director and executive officer of Pegasus, and each such person’s business experience for the past five years. Each of the directors and executive officers is a U.S. citizen, other than Mr. Collier who is a U.K. citizen, and none has been convicted in a criminal proceeding during the past five years, nor been a party to any judicial or administrative proceeding, excluding traffic violations and similar misdemeanors, during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws.

Directors

      Michael A. Barnett, age 52, has served as a Director of Pegasus since February 1999. Mr. Barnett has served as Chairman of the Board and Chief Executive Officer of Benchmark Bank since 1988. Since 1983, Mr. Barnett has served as President and Chairman of the Board of Barnett Interests, Inc., a diversified real estate management company. Since 1992, Mr. Barnett has served as Chairman of the Board of Barnett Lane Investments, Inc., a real estate investment and management company. Since 1986, Mr. Barnett has served as President and director of Quinlan Bancshares, Inc., a bank holding company

      Robert B. Collier, age 66, has served as a Director of Pegasus since July 1998. Mr. Collier currently serves on the board of directors of United Kingdom based Daniel Thwaites PLC.

      John F. Davis, III, age 53, has served as Chief Executive Officer of Pegasus since February 1989, as a Director since July 1995, as Chairman of the Board since March 2001 and as President since January 2003. Mr. Davis also served as President of Pegasus from February 1989 to January 2001. Mr. Davis is also a director of TRX, Inc.

      William C. Hammett, Jr., age 59, has served as Vice Chairman of the Board of Directors of Pegasus since May 2001 and as a Director of Pegasus since October 1995. From May 1998 to March 2001, Mr. Hammett served as Chairman of the Board of Directors of Pegasus. From December 2001 to present, Mr. Hammett has served as Senior Vice President and Chief Financial Officer of Dave and Busters, Inc., a retail restaurant and entertainment company.

      Thomas F. O’Toole, age 48, has served as a Director of Pegasus since May 1998. Since March 2003, Mr. O’Toole has served as Senior Vice President -Strategy and Systems for both Hyatt Corporation, the parent company of Hyatt Hotels Corporation, and AIC Holding Co., the parent company of Hyatt International Corporation. From October 2000 to March 2003, Mr. O’Toole served as Senior Vice President, Marketing and Information Technology and from March 1999 to October 2000, as Senior Vice President, Marketing for Hyatt Hotels Corporation.

      Pamela H. Patsley, age 49, has served as a Director of Pegasus since May 2002. Since March 2000, Ms. Patsley has served as Senior Executive Vice President of First Data Corporation, a provider of electronic commerce and payment services, and since May 2002, as President of its subsidiary, First Data International, responsible for all operations outside the United States within the card issuing and merchant services businesses of First Data Corporation. From March 2000 to May 2002, Ms. Patsley served as the President of First Data Corporation’s merchant transaction processing business unit. Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., a processor of bankcard transactions and issuer of commercial cards from 1991 to February 2000. Ms. Patsley is also a director of Molson Coors Brewing Company and Texas Instruments, Inc.

      Jeffrey A. Rich, age 45, has served as a Director of Pegasus since December 2000. Mr. Rich currently serves as Chief Executive Officer of Rich Capital LLC, a private investment firm. Mr. Rich served as Chief Executive Officer of Affiliated Computer Services, Inc. (“ACS”), a business process outsourcing company, from February 1999 to September 2005 and as a director of ACS from 1991 to September 2005.

      Bruce W. Wolff, age 62, has served as a Director of Pegasus since October 1995. Mr. Wolff served as Executive Vice President, Business Development from November 2004 to February 2006, Executive Vice President, Sales and Marketing Programs from February 2004 to February 2006, and as Senior Vice President, Distribution Sales and Strategy from July 1998 to February 2004, for the lodging division of Marriott International, Inc. Mr. Wolff retired from Marriott in February 2006.

Executive Officers who are not also Directors

      Robert J. Boles, Jr., age 46, has served as Executive Vice President, Chief Operating Officer of Pegasus since December 2004. Mr. Boles served as Executive Vice President, Sales and Marketing of Pegasus from May 2003 to December 2004. From March 2000 to May 2003, Mr. Boles served as President of AimNet Solutions, an Information Technology network professional and managed services company. From October 1982 through March 2000, Mr. Boles served in various capacities at AT&T Global Network Services and its predecessor, IBM Global Services, a global business solutions company, most recently as Vice President of Sales and Support from January 1999 through March 2000.

      Susan K. Conner, age 42, has served as Executive Vice President and Chief Financial Officer of Pegasus since May 2001. From May 1997 to April 2001, Ms. Conner served as a partner in the Technology, Infocom, Communication and Entertainment practice of PricewaterhouseCoopers LLP, a global public accounting firm, in the Dallas, Texas office.

      Ric L. Floyd, age 54, has served as General Counsel of Pegasus since July 1995, as Corporate Secretary since July 1997 and as Executive Vice President since December 1999.

      Michael H. Kistner, age 48, has served as Senior Vice President of Technology and Operations of Pegasus since March 2005. From September 2000 to February 2005, Mr. Kistner served as Chief Information Officer and Senior Vice President of Distribution for Best Western International, Inc. From June 1994 to August 2000, Mr. Kistner served as a Senior Vice President at Cendant Corp. Mr. Kistner has also served as Chairman of the Open Travel Alliance (OTA) from 2000 to 2005 and continues to be a board member of the OTA. He is also the Chairman of the E-Business Committee of the American Hotel & Lodging Association.

      Andrew J. Stringer, age 38, has served as Vice President, Human Resources of Pegasus since January 2004 and from September 1999 to January 2004 as Director, Human Resources — Americas.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, Directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms or written representations from the executive officers and Directors, we believe that all Section 16(a) filing requirements were met during fiscal year 2005.

AUDIT COMMITTEE

      The Audit Committee assists the Board of Directors in connection with its oversight responsibilities regarding the Company’s financial reporting processes. The Audit Committee is responsible for the appointment of the Company’s independent registered public accounting firm, and has other responsibilities outlined in its charter. Members of the Audit Committee are Michael A. Barnett, William C. Hammett, Jr. and Pamela H. Patsley. Our Board of Directors has determined that each member of the Audit Committee is an “audit committee financial expert” as defined by the Securities and Exchange Commission’s rules and is

“independent” as defined by the National Association of Securities Dealers, Inc.’s listing standards and the Securities and Exchange Commission’s independence standards for Audit Committee members.

CODE OF ETHICS FOR FINANCIAL PROFESSIONALS

      We adopted a Code of Ethics for Senior Financial Officers in 2003 and our CEO, CFO and Controller have each certified as to their compliance with these ethical requirements regarding company accounting and financial disclosure. Our Code of Ethics for Senior Financial Officers are available under the “Corporate Governance” page of the “Investor Center” section of the Company’s website, www.pegs.com.

Item 11. Executive Compensation

NAMED EXECUTIVE OFFICERS’ COMPENSATION

      Summary Compensation Table. The following table sets forth the compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for the fiscal year ended December 31, 2005, were in excess of $100,000. These persons are collectively referred to as the “Named Executive Officers.”

      In accordance with the rules of the Securities and Exchange Commission, the compensation described in the following table does not include medical insurance, group life insurance and certain other benefits received by the Named Executive Officers that are available generally to all salaried Pegasus employees.

Summary Compensation Table

					Long-Term Awards
			Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	Options	Compensation(4)

John F. Davis, III(5)	2005	$447,834	—	$45,000	—	—	$239,133
President, Chief Executive	2004	$424,008	$191,250	$45,000	$148,125	150,000	$188,278
Officer and Chairman of	2003	$424,008	—	$45,000	—	180,000	$204,170
the Board
Robert J. Boles, Jr.(5)(6)	2005	$300,000	—	$35,000	—	—	$125,773
Executive Vice President	2004	$280,000	$133,650	$35,000	$111,094	112,500	$104,118
and Chief Operating Officer	2003	$173,939	—	$21,875	—	75,000	$63,335
Susan K. Conner(5)	2005	$284,350	—	$35,000	—	—	$52,226
Executive Vice President	2004	$252,625	$64,625	$35,000	$88,875	90,000	$40,481
and Chief Financial Officer	2003	$235,000	—	$35,000	—	90,000	$36,489
Ric L. Floyd(5)	2005	$254,678	—	$35,000	—	—	$103,252
Executive Vice President,	2004	$239,663	$60,638	$35,000	$88,875	90,000	$88,695
General Counsel and	2003	$231,000	—	$35,000	—	100,000	$89,040
Corporate Secretary
Michael H. Kistner(5)(7)	2005	$200,000	$59,200	$20,833	$24,300	75,000	$4,075
Senior Vice President,
Operations and Technology

(1)	Each bonus is reflected in the year in which it was earned, not the year in which it was paid.

(2)	Other Annual Compensation represents payments to the Named Executive Officers under the Pegasus Solutions, Inc. Executive Perquisite Plan (“Perquisite Plan”), covering expenses allowable under the Perquisite Plan, which may include: automobiles, club memberships and financial, legal and investment counseling. Perquisite benefit amounts are allocated to participants in the Perquisite Plan on an annual basis and are paid to the participants in equal semi-monthly payments throughout the year. The Company has no basis for identifying Perquisite Plan expenses by type.

(3)	The restricted stock award value was calculated by multiplying the closing market price of the Company’s stock on the date of grant by the number of restricted shares awarded. At December 31, 2005,

Messrs. Davis, Boles, Floyd and Kistner and Ms. Conner each held an aggregate of 12,500, 9,375, 7,500, 2,000 and 7,500 shares of restricted stock, respectively, with a value of $112,125, $84,094, $67,275, $17,940 and $67,275, respectively, based on the closing price of the Company’s Common Stock on December 31, 2005 ($8.97 per share). The restricted stock awards vest in full on the fourth anniversary of the date of grant.

(4)	For the year ended December 31, 2005, All Other Compensation includes: (i) matching contributions made by the Company pursuant to its 401(k) plan for the accounts of Messrs. Davis, Boles, Floyd, Kistner and Ms. Conner in the amounts of $10,250, $10,250, $10,254, $4,075, and $10,250, respectively, (ii) contributions allocated by Pegasus under the Company’s Executive Deferred Compensation Plan for the accounts of Messrs. Davis, Boles and Floyd and Ms. Conner in the amounts of $208,450, $30,863, $92,235 and $41,676, respectively, (iii) premiums paid for life insurance policies for the benefit of Messrs. Davis, Boles and Floyd and Ms. Conner and their designees in the amounts of $20,433, $470, $763 and $300, respectively, and (iv) expenses paid by the Company relating to Mr. Boles’ commuting, including airfare, temporary lodging and transportation, in the amount of $59,190 and a relocation bonus in the amount of $25,000. Mr. Davis is entitled to receive an interest in the cash surrender value of two life insurance policies for which the premiums are paid by the Company and are included in (iii) above.

(5)	The salaries of Messrs. Davis, Boles, Floyd, and Ms. Conner were established by the Compensation Committee and paid in accordance with the terms of their respective employment agreements.

(6)	Mr. Boles became an employee of Pegasus on May 19, 2003.

(7)	Mr. Kistner became an employee of Pegasus on March 1, 2005.

      Option Grants In Last Fiscal Year. The following table sets forth the stock option grants made during the year ended December 31, 2005, to the Named Executive Officers.

% of Total
	Number of Securities	Options			Grant Date
	Underlying Options	Granted in	Exercise Price	Expiration	Present
Name	Granted(1)	2005(2)	per Share(3)	Date(4)	Value(5)

John F. Davis, III	—	—	—	—	—
Robert J. Boles, Jr.	—	—	—	—	—
Susan K. Conner	—	—	—	—	—
Ric L. Floyd	—	—	—	—	—
Michael H. Kistner	60,000	21.99%	$11.92	3/01/15	$330,600
Michael H. Kistner	15,000	5.50%	$10.47	5/12/15	$68,400

(1)	On March 1, 2005 and May 12, 2005, options were granted to Mr. Kistner under the Pegasus Solutions, Inc. 2002 Stock Incentive Plan. These options vest over a four year period with 25% of the shares vesting on the first anniversary of the date of grant and 6.25% of the shares vesting after every three month period thereafter until fully vested. The vesting of these options may accelerate under certain circumstances, including upon an acquisition event as described in our stock option plans and as described in the executives’ employment agreements.

(2)	Based on options granted during 2005 to purchase an aggregate of 272,800 shares of common stock.

(3)	The exercise price for the option is equal to the closing price of the common stock as quoted on the Nasdaq National Market on the date immediately preceding the grant date.

(4)	All options have a term of approximately ten (10) years, but may terminate before their expiration date in the event of the death, disability or termination of employment of the optionee.

(5)	These values are determined using the Black-Scholes Option Pricing Model. The Black-Scholes Option Pricing Model is one of the methods permitted by the Securities and Exchange Commission for estimating the present value of options. The Black-Scholes Option Pricing Model is based on assumptions as to the variables described below, and it is not intended to estimate and has no direct correlation to the value of stock options that an individual will actually realize. The actual value of the stock options that a Named Executive Officer may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The values listed above were based on the following assumptions:

	Options	Options
	Expiring	Expiring
	03/01/15	05/12/15

Volatility	54.5%	50.4%
Risk free rate of return	3.85%	3.80%
Dividend Yield	0%	0%
Expected Life (years)	4	4

      Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning options exercised during 2005 and options held on December 31, 2005, by our Named Executive Officers.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at Year-End		Options at Year-End(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

John F. Davis, III	13,000	$139,624	808,750	183,750	$443,150	—
Robert J. Boles, Jr	—	—	89,062	98,438	—	—
Susan K. Conner	15,000	$31,050	118,750	101,250	—	—
Ric L. Floyd	15,600	$33,462	220,500	106,250	$2,535	—
Michael H. Kistner	—	—	—	75,000	—	—

(1)	Based on the difference between the option exercise price and the fair market price of the shares on the exercise date.

(2)	Based on the difference between the option exercise price and the closing sale price of $8.97 of Pegasus’ common stock as reported on the Nasdaq National Market on December 31, 2005, the last trading day prior to the closing of our fiscal year multiplied by the number of shares underlying the options.

      Employment Agreements. Pegasus has entered into employment agreements with Messrs. Davis, Boles, Floyd and Ms. Conner. These employment agreements have been filed as exhibits to the Company’s Securities and Exchange Commission filings. Mr. Kistner was hired in 2005 and the company entered into an employment agreement with him. Messrs. Davis’ and Floyd’s and Ms. Conner’s employment agreements’ original terms expired on January 1, 2004, January 1, 2004 and May 7, 2005, respectively; however, such terms have automatically extended indefinitely until the agreements are terminated by either party. Mr. Boles’ employment agreement’s original term expires on May 19, 2007, however, such term automatically extends indefinitely until the agreement is terminated. Mr. Kistner’s agreement will expire on March 1, 2008 and will be renewed automatically and extended for successive 30 day periods thereafter until terminated. Each of the agreements with Messrs. Davis, Boles, Floyd and Ms. Conner provide for annual base salaries and eligibility to receive a discretionary annual bonus in accordance with a bonus plan approved by the Compensation Committee. Mr. Kistner’s agreement provides for annual base salary adjustments and eligibility to receive a discretionary annual bonus in accordance with the term and conditions of the bonus plan approved by the Company.

      The employment agreements of Messrs. Davis, Boles, and Floyd and Ms. Conner provide for entitlement to participate in Pegasus’ Executive Retirement Program (described below).

      The employment agreements of Messrs. Davis, Boles, and Floyd and Ms. Conner provide that Pegasus may terminate the executive’s employment with or without cause (as that term is defined in each agreement) or upon death or disability. Each of the executives may terminate the agreement for good reason (as that term is defined in the agreement and including a change of control of Pegasus) or voluntarily. Mr. Kistner’s agreement provides that he may be terminated with or without cause and that he may terminate voluntarily.

      Under the employment agreements of Messrs. Davis, Boles and Floyd and Ms. Conner, if the executive’s employment is terminated by Pegasus for death or disability, the executive is entitled to all accrued compensation and a pro-rata bonus through the termination date, base salary, perquisite plan and bonus for one year, options and other incentive based awards vest for one additional year, and payments as provided by the Executive Retirement Program (see “Executive Retirement Program” below). If the executive’s employment is terminated by Pegasus without cause or by the executive for good reason, including a change of control, the executive is entitled to all accrued compensation and a pro rata bonus, base salary and bonus for 24 months, continuation of customary and usual benefits for 12 months, options and other incentive based awards vest for an additional period or in full, and Messrs. Davis and Floyd continue to accrue benefits and vesting of service for two years for purposes of the Executive Retirement Program. Under Mr. Kistner’s agreement, if his employment is terminated by the company for reasons other than cause or by Mr. Kistner, he is entitled to his base pay and perquisite plan for one year following termination as well as expense reimbursement for COBRA medical insurance, dental insurance and including health care spending account coverage.

      Executive Retirement Program. In 2002, the Board of Directors retained the services of an independent executive compensation consulting company to analyze our Executive Retirement Program and to recommend a program commensurate with a peer group of companies and consistent with the Compensation Committee’s executive compensation policies. Based upon the recommendations of the consulting company, effective July 1, 2002, the Board of Directors adopted an Executive Retirement Program, consisting of an amended and restated Supplemental Executive Retirement Plan (the “SERP”) and a Deferred Compensation Plan (the “DCP”). The purposes of the Executive Retirement Program are to promote executive management’s interest in the successful operation of the business and increased efficiency in their work, to align the financial interests of such employees with those of Company stockholders, to ensure competitive pay and benefits for those individuals and to provide an opportunity for accumulation of funds for their retirement. The Executive Retirement Program provides supplemental retirement benefits to certain management employees of Pegasus selected by the Compensation Committee in its discretion, permits such employees to defer amounts of their compensation, provides for employer contributions that exceed the permitted employer matching contribution limits under the Pegasus 401(k) plan, and rewards long-term service through employer and supplemental contributions to a deferred account for each participant. No person has an automatic right to become a participant in the Executive Retirement Program.

      Supplemental Executive Retirement Plan. Benefits under the SERP are computed on a single-life annuity basis and become payable to the participant or his or her beneficiary, as applicable, upon retirement, death, total and permanent disability or termination of employment (other than for cause). Upon retirement, total and permanent disability or termination of employment (but following disability or termination of employment, deferred until age 60), the participant will receive monthly benefits equal to the greater of (a) 3% of his or her monthly targeted base salary and bonus as of July 1, 2002, multiplied by his or her years of service as of July 1, 2002, increased by 5% per annum until termination of employment (but not to exceed 60% or, in the case of the Chief Executive Officer, 70%, of the participant’s final average compensation; or if greater, targeted July 1, 2002, compensation), or (b) one-half percent (1/2%) of the participant’s final average compensation multiplied by his or her years of service. In the event of death, the participant’s beneficiary will receive a lump-sum payment equal to an actuarially equivalent amount. SERP benefits may also be paid, at the option of the participant, in the form of an actuarially equivalent ten-year fixed annuity, a joint and 50% or 100% survivor annuity, or, in the Compensation Committee’s discretion, a partial or full lump sum. Also, the participant may receive an actuarially equivalent lump sum payment of his or her benefit if, within twelve months following a change of control, (i) his or her employment terminates or (ii) he or she elects to cease further participation in the SERP.

      During 2005, Pegasus recorded compensation expense of approximately $545,000 for future payments under the terms of the SERP. The current Named Executive Officers participating in the SERP are Ms. Conner and Messrs. Davis, Boles, and Floyd.

      The estimated annual benefit payable under the SERP upon retirement at age 60 is, for Ms. Conner, $117,839, for Mr. Davis, $487,408, for Mr. Boles, $74,351 and for Mr. Floyd $120,013.

      Deferred Compensation Plan. Effective July 1, 2002, the DCP permits each participant to defer up to 100% of his or her compensation, to be credited to his or her account in the DCP. Pegasus contributes to each participant’s account in the DCP (a) a restoration contribution equal to the maximum potential matching contribution under the Pegasus 401(k) Plan (reduced by the actual match for the participant for the year), (b) an employer contribution equal to 1% of compensation multiplied by years of service (not to exceed 25% of compensation), (c) for 2003, a supplemental contribution equal to $10,000 multiplied by years of service determined as of the end of the preceding year, and (d) for 2004 through 2006, a supplemental contribution equal to $5,000 multiplied by years of service determined as of the end of the preceding year. In 2006, the Board of Directors amended the DCP to change the company’s Restoration Contribution (as defined in the DCP), effective January 1, 2006, to be equal to the company’s matching contribution for all employees under its 401(k) Plan.

      During 2005, Pegasus recorded compensation expense for the Named Executive Officers of approximately $319,000 attributable to the DCP. The current Named Executive Officers participating in the DCP are Messrs. Davis, Boles, Floyd and Ms. Conner.

      In response to proposed Internal Revenue Code Section 409A, at a meeting on December 12, 2005, the Board of Directors approved the adoption of new terms for post-2004 benefits under our executive retirement program. The Board elected to “grandfather” existing terms of the plans with regard to amounts not subject to new Section 409A (benefits that were accrued and vested at December 31, 2004). The plans’ terms for these “grandfathered” vested benefits remain unchanged. As permitted by the transition rules under new Section 409A, the plans were also amended to provide participants new payment elections during 2005 with regard to benefits under the plans that are subject to Section 409A. Generally, the payment elections available under the plans are unchanged, except that the Board amended the SERP to permit participants to elect lump sum payments without requiring the consent of the Board of Directors.

      All Executive Retirement Program benefits are paid from the general assets of Pegasus and the Executive Retirement Program is an unfunded deferred compensation arrangement, not subject to the annual reporting and disclosure requirements of the Employee Retirement Income Security Act of 1974. Pegasus has created and is required to make deposits to a grantor trust (the assets of which are available to its general creditors in the event of insolvency). Cash payments to the trust in 2005 totaled approximately $460,000 related to the SERP and $192,000 related to the DCP. The amounts funded to the trust are generally not available for use in the Company’s ongoing operations.

      Equity Compensation Plans. The Company’s 1996 Stock Option Plan (“1996 Plan”), amended and approved by stockholders in March 1997, provides that options to purchase 1.3 million shares of the Company’s common stock may be granted to Company employees. The Company’s 2002 Stock Incentive Plan (“2002 Plan”), approved by stockholders in May 2002, provides that options to purchase shares of the Company’s common stock and restricted stock awards may be granted to Company employees, non-employee Directors and consultants. The number of shares reserved for issuance under both plans as of December 31, 2005 (before the share replenishment described in the following sentence) was approximately 3.0 million. The 2002 Plan further provides that the number of shares reserved for issuance as options or restricted stock will be replenished annually by an amount equal to four percent of the fully-diluted shares of the Company outstanding as of the last day of the immediately preceding year. As defined in the 2002 Plan, the applicable number of shares outstanding as of December 31, 2005, was approximately 27.9 million. The 2002 Plan authorizes the grant of restricted stock, the amount of which, during any fiscal year, shall not exceed 2.5 percent of the number of shares reserved for issuance under the 2002 Plan.

      Options granted under the 1996 Plan and the 2002 Plan (collectively “the Plans”) may be in the form of incentive stock options or nonqualified stock options. The Compensation Committee of the Board of Directors administers the Plans. Options granted to Company employees generally vest over a four-year period. Options granted to non-employee Directors vest and expire as determined by the Compensation Committee. Options granted under the 1996 Plan before September 15, 1999 expired on December 31, 2005. Options granted to Company employees under the 2002 Plan before September 15, 1999, expire in December 2006. Options granted to Company employees on or after September 15, 1999, under the Plans expire ten years from the date of grant. The Company’s authorized but unissued common stock is used for issuance of shares as stock options are exercised.

DIRECTORS’ COMPENSATION

      During 2005, the Company’s standard arrangements for Director compensation included an annual payment of $15,000, payable in quarterly installments, for a non-employee Chairman of the Board. All other non-employee Directors receive $10,000 annually, payable quarterly. Non-employee Audit Committee members receive annual retainer fees of $5,000 per member and $10,000 for the Chairman. Additionally, each non-employee Director receives $2,500 for each Board of Directors meeting attended in person and $1,250 for each Board of Directors meeting attended telephonically. Each non-employee Director also receives $1,000 for each committee meeting attended in person and $500 for each committee meeting attended telephonically. Each Committee Chairman receives an additional $500 for each committee meeting attended in person and an additional $250 for each committee meeting attended telephonically. Personal attendance or telephonic attendance at informal Board of Directors and committee gatherings is compensated in the same manner as personal or telephonic attendance at formal Board of Directors and committee meetings, as the case may be. Directors are also reimbursed for all reasonable expenses incurred while performing their duties as Directors of Pegasus.

      Non-employee Directors receive stock option grants as follows:

•	Options to purchase 20,000 shares of common stock of Pegasus at the closing price on the date immediately preceding election as a Director. These options have a ten-year term and vest over a three year period, with 1/12 of the option shares vesting each quarter during the Director’s term of office;

•	An additional grant of 8,000 option shares at the closing price of the stock on the day preceding each subsequent anniversary date of election to office. These options have a ten-year term and vest 25% each quarter during the Director’s term of office, vesting in full in one year; and

•	Such additional grants as may be awarded at the discretion of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee approves and makes recommendations to the Board of Directors concerning salaries and incentive compensation for Pegasus’ officers and employees and administers our employee stock purchase plan and stock option plans. Members of the Compensation Committee are Michael A. Barnett, Robert B. Collier, William C. Hammett, Jr. and Jeffrey A. Rich. These were the only members of such committee during 2005, and none of them have ever been an officer or employee of Pegasus. During 2005, no member of the Compensation Committee had a relationship with any other company that requires disclosure as a “compensation committee interlock” as that term is defined by the Securities and Exchange Commission rules.

COMPENSATION COMMITTEE REPORT

      Each member of the Compensation Committee of the Board of Directors is an independent non-employee director. The Compensation Committee, among other activities described in its charter (available at www.pegs.com):

•	discharges the Board’s responsibilities relating to compensation of the Company’s directors and executive officers;

•	reviews and periodically approves a general compensation program and salary structure for management employees;

•	reviews and makes recommendations to the Board with respect to the adoption, amendment and termination of management incentive compensation and equity-compensation plans, as well as other benefit and compensation plans; and

•	makes decisions with respect to awards under the Company’s stock option and incentive plans for such awards to satisfy Securities Exchange Act Rule 16b-3.

      The Compensation Committee’s executive compensation policies are designed to:

•	provide competitive levels of compensation that integrate pay with Pegasus’ annual and long-term performance goals;

•	reward above average corporate performance;

•	recognize individual initiative and achievements; and

•	attract and retain qualified executives.

      The Compensation Committee regularly reviews executive officer compensation. In 2004, the Compensation Committee retained the services of KPMG LLP as an independent consultant to analyze and make recommendations with respect to executive officer compensation. Included in the process was a determination by the Compensation Committee and KPMG LLP of an appropriate peer group to support the analysis. The Compensation Committee also conducted a review during 2004 of the Company’s payment and other obligations pursuant to the termination provisions of the employment agreements of the Company’s executive officers.

      The Compensation Committee believes stock ownership by management and performance-based compensation arrangements are beneficial in aligning management’s interests with those of our stockholders. In addition to stock-based awards in the form of restricted stock and stock option grants, each of our executive officers receives an annual base salary and is eligible to receive a discretionary annual bonus. The Compensation Committee considers and approves discretionary bonus plans and annual bonuses based on a percentage of the executive’s annual salary and established financial and other corporate goals, as well as individual performance criteria for each executive. The amount of the annual cash bonus is based on a percentage of each executive’s annual salary, with the target amount per year for each particular executive ranging from 25% to 100% of the executive’s annual base salary (the “Target Bonus”). The specific percentage of the Target Bonus to be awarded an executive is based upon an adjusted earnings per share (“adjusted EPS”) goal and the achievement of individualized goals specific to each executive officer, such as improving customer satisfaction, delivering key projects within timing and budget goals, managing and reducing certain expenditures, achieving specific revenue goals and achieving specified growth goals with respect to certain service offerings (the “Individualized Targets”). A percentage of the Target Bonus is attributable to the adjusted EPS goal and each Individualized Target. Failure of the Company to achieve the adjusted EPS goal or failure of the executive to achieve the Individualized Targets could result in elimination or reduction of the bonus depending upon the percentage attributable to the unmet performance criteria. The executive is eligible to receive a specified percentage of the Target Bonus in excess of the Target Bonus in the event the executive satisfies all of the Individualized Targets and the Company exceeds its adjusted EPS goal. The Company uses adjusted EPS in connection with the bonus plan because it believes this measure enables a more thorough evaluation of the Company’s current performance as compared to past performance and provides a better baseline for assessing the Company’s future earnings expectations. Each of the current executive officers of the Company listed in this proxy statement participate in the bonus plan. Targeted levels of total executive compensation are generally set at levels we believe to be consistent with other companies in Pegasus’ industry. Actual compensation levels in any particular year may be above or below those of our competitors depending on the executive’s or Pegasus’ performance.

      2005 Chief Executive Officer Compensation. Mr. Davis’ compensation for 2005 as Chief Executive Officer of Pegasus primarily consisted of a base salary. The Compensation Committee determined Mr. Davis’ 2005 base salary based upon the terms of his employment agreement, information received from executive compensation consultants and the factors discussed above relating to executive compensation. Mr. Davis’ bonus was determined by the Compensation Committee based upon Company and personal performance criteria as more specifically described above. Mr. Davis also received matching contributions under Pegasus’ 401(k) plan and Pegasus pays for life insurance premiums on Mr. Davis’ and his dependents’ behalf. Additionally, in 2005, the Company recorded compensation expense of approximately $517,000 under the

Executive Retirement Program for Mr. Davis’ benefit (See Executive Retirement Program description on page 74). In 2005, the Compensation Committee evaluated Mr. Davis’ performance as Chief Executive Officer. Mr. Davis does not participate in the Compensation Committee’s decisions regarding his compensation.

      Limit on Deductibility of Executive Compensation. In 1993, Congress amended the Internal Revenue Code to add Section 162(m). This Section of the Internal Revenue Code limits the deductibility of compensation paid to specified executive officers to $1,000,000 per officer in any one year. Compensation that qualifies as performance-based compensation is not taken into account for the purposes of this limitation. Pegasus obtained stockholder approval at the 1999 annual meeting of an amendment to its 2002 Stock Incentive Plan to allow Pegasus to deduct the compensation arising from the exercise of stock options granted under the 2002 Plan even if the compensation paid to any of the Named Executive Officers exceeds the deductible limit. The Compensation Committee intends to recommend further action in connection with Pegasus’ other benefit plans and salary and bonus policies to address this issue if and when circumstances arise.

Submitted by the Compensation Committee of the Board of Directors

ROBERT B. COLLIER, Chairman
MICHAEL A. BARNETT
WILLIAM C. HAMMETT, JR.
JEFFREY A. RICH

STOCK PERFORMANCE GRAPH

      Research Data Group, Inc. prepared the following graph. It shows how an initial investment of $100 in Pegasus’ common stock on December 31, 2000, would have compared to an equal investment in The Russell 2000 Composite Stock Market Index and a peer group. Pegasus’ peer group is comprised of Cendant Corporation, MICROS Systems, Inc., Sabre Holdings Corporation and IAC InterActiveCorp (formerly USA Interactive).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG PEGASUS SOLUTIONS, INC., THE RUSSELL 2000 INDEX AND A PEER GROUP

CUMULATIVE TOTAL RETURN

	12/00	12/01	12/02	12/03	12/04	12/05

PEGASUS SOLUTIONS, INC.	100.00	204.68	144.58	150.92	181.62	129.30

RUSSELL 2000	100.00	102.49	81.49	120.00	142.00	148.46

PEER GROUP	100.00	151.55	90.62	158.42	152.10	134.39

*	$100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Company’s common stock as of March 9, 2006, by:

•	each current director of the Company;

•	each of our Named Executive Officers;

•	all Named Executive Officers and directors of the company as a group; and

•	each other person known to the Company to own beneficially more than five percent of the outstanding Common Stock.

      Unless otherwise indicated, all stockholders set forth below have the same principal business address as the Company.

      The Company has determined beneficial ownership in accordance with the rules of the SEC. The number of shares beneficially owned by a person includes shares of common stock of the Company that are subject to stock options that are either currently exercisable or exercisable within 60 days following March 9, 2006. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Unless a footnote indicates otherwise, the address of each person listed below is c/o Pegasus Solutions, Inc., Campbell Centre I, 8350 North Central Expressway, Suite 1900, Dallas, Texas 75206. As of March 9, 2006, there were 20,804,229 shares of common stock of the Company outstanding.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)	Beneficially Owned

Blum Capital Partners, L.P.(2)	2,432,003	11.69%
Columbia Wanger Asset Management, L.P.(3)	2,323,500	11.17%
Prides Capital Partners, L.L.C.(4)	2,066,445	9.93%
Dimensional Fund Advisors Inc.(5)	1,767,277	8.50%
Barclays Global Investors, NA(6)	1,389,983	6.68%
Tudor Investment Corp.(7)	1,233,800	5.93%
Michael A. Barnett	108,198	*
Robert J. Boles, Jr.	110,155	*
Robert B. Collier	43,974	*
Susan K. Conner	157,748	*
John F. Davis, III	913,350	4.21%
Ric L. Floyd	258,625	1.23%
William C. Hammett, Jr.	59,755	*
Michael H. Kistner	17,000	*
Thomas F. O’Toole	42,908	*
Pamela H. Patsley	29,999	*
Jeffrey A. Rich	49,000	*
Bruce W. Wolff	44,574	*
Directors and executive officers as a group (12 persons)	1,835,286	8.16%

*	Represents beneficial ownership of less than 1%.

(1)	The number of shares shown includes outstanding shares of common stock owned as of March 9, 2006 by the person indicated and shares underlying options owned by such person on March 9, 2006 that are exercisable within 60 days of that date as follows. At the effective time of the merger, each outstanding stock option, whether or not vested or exercisable, will become fully exercisable and thereafter represent the right to receive an amount in cash, with interest and less applicable tax withholding, equal to the number of shares of our common stock subject to each option as of the effective time of the merger, multiplied by the excess, if any, of $9.50 over the exercise price per share of common stock subject to such option. Therefore, information is also provided regarding the number of shares underlying options with an exercise price of lower than $9.50: Michael A. Barnett (44,000 shares, none of which have an exercise price lower than $9.50), Robert J. Boles, Jr. (100,780 shares, none of which have an exercise price lower than $9.50), Robert B. Collier (40,999 shares, none of which have an exercise price lower than $9.50), Susan K. Conner (146,875 shares, none of which have an exercise price lower than $9.50), John F. Davis, III (863,125 shares, of which 270,000 have an exercise price lower than $9.50), Ric L. Floyd (251,125 shares, of which 3,000 have an exercise price lower than $9.50), William C. Hammett, Jr. (42,333 shares, none of which have an exercise price lower than $9.50), Michael H. Kistner (15,000 shares, none of which have an exercise price lower than $9.50), Thomas F. O’Toole (42,333 shares, none of which have an exercise price lower than $9.50), Pamela H. Patsley (29,999 shares, none of which have an exercise price lower than $9.50), Jeffrey A. Rich (44,000 shares, none of which have an exercise price lower than $9.50), Bruce W. Wolff (40,999 shares, none of which have an exercise price lower than $9.50) and all Directors and executive officers as a group (1,661,568 shares, of which 273,000 have an exercise price lower than $9.50). The number of shares shown also includes shares of restricted stock as follows: Robert J. Boles, Jr. (9,375 shares), Susan K. Conner (7,500 shares), John F. Davis, III (12,500 shares), Ric L. Floyd (7,500 shares) and Michael H. Kistner (2,000 shares). The table does not reflect acquisitions or dispositions of shares of common stock, including grants or exercises of stock options, after March 9, 2006.

(2)	Information with respect to Blum Capital Partners, L.P. is based solely on the Form 4 filed with the Securities and Exchange Commission on January 18, 2006 by Blum Capital Partners, L.P. According to that Form 4, Blum Capital Partners, L.P. had shared dispositive and shared voting power with respect to 2,432,003 shares of common stock as of January 13, 2006. The address for Blum Capital Partners, L.P. is 909 Montgomery Street, Suite 400, San Francisco, California 94133.

(3)	Information with respect to Columbia Wanger Asset Management, L.P. is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by Columbia Wanger Asset Management, L.P. According to that Schedule 13G/A, Columbia Wanger Asset Management, L.P. had sole voting and sole dispositive power with respect to 2,323,500 shares of common stock and WAM Acquisition GP, Inc., the general partner of Columbia Wanger Asset Management, L.P., had shared dispositive and shared voting power with respect to 2,323,500, shares of common stock as of December 31, 2005. The address for Columbia Wanger Asset Management, L.P. and WAM Acquisition GP, Inc. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(4)	Information with respect to Prides Capital Partners, L.L.C. is based solely on the Form 3 filed with the Securities and Exchange Commission on December 22, 2005 by Prides Capital Partners, L.L.C., Kevin A. Richardson, II, Christian Pascasiu, Charles E. McCarthy, Henry J. Lawlor, Jr. and Murray A. Indick. The address for Prides Capital Partners, L.L.C. is 200 High Street, Suite 700, Boston, Massachusetts 02110. The Company has entered into the Merger Agreement with affiliates of Prides Capital Partners, LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Merger Agreement”.

(5)	Information with respect to Dimensional Fund Advisors Inc. is based solely on Schedule 13G filed with the Securities and Exchange Commission on February 6, 2006 by Dimensional Fund Advisors Inc. According to that Schedule 13G, Dimensional Fund Advisors Inc. has sole voting and sole dispositive power with respect to 1,767,277 shares of common stock as of December 31, 2005. Dimensional Fund Advisors Inc. disclaim beneficial ownership of these shares. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6)	Information with respect to Barclays Global Investors, NA. is based solely on the Schedule 13G filed with the Securities and Exchange Commission on January 26, 2006 by Barclays Global Investors, NA. According to that Schedule 13G, Barclays Global Investors, NA. and Barclays Global Fund Advisors had sole voting power with respect to 794,434 and 471,145 shares of common stock, respectively, and sole dispositive power with respect to 918,838 and 471,145 shares of common stock, respectively, as of December 31, 2005. The address for Barclays Global Investors, NA. is 45 Fremont Street, 17th Floor, San Francisco, California 94105.

(7)	Information with respect to Tudor Investment Corp. is based solely on the Schedule 13D filed with the Securities and Exchange Commission on December 20, 2005 by Tudor Investment Corp. According to that Schedule 13D, Tudor Investment Corp. and Tudor Proprietary Trading, L.L.C. had shared dispositive and shared voting power with respect to 1,147,803 and 85,997 shares of common stock, respectively, as of December 16, 2005. The address for Tudor Investment Corp. is 1275 King Street, Greenwich, Connecticut 06831-2936.

Securities Authorized For Issuance under Equity Compensation Plans

      The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of Pegasus are authorized for issuance. See Note 12 to the Consolidated Financial Statements for information regarding the material features of these plans.

(c)

	(a)		Number Of Securities
Remaining Available
	Number Of Securities	(b)	For Future Issuance
	To Be Issued		Under Equity
	Upon Exercise Of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price Of	(1),(2) (Excluding
	Options, Warrants	Outstanding	Securities Reflected
	And Rights	Options, Warrants	In Column(a))
Plan Category	(In Thousands)	And Rights	(In Thousands)

Equity compensation plans approved by security holders	4,147	$12.64	3,009
Equity compensation plans not approved by security holders	—	—	—

Total	4,147	$12.64	3,009

(1)	The Company’s stock option plan provides that the number of shares which may be awarded as options under the 2002 Plan will be replenished by an amount equal to 4 percent of the number of shares outstanding, as defined, on the last day of the immediately preceding year. The applicable number of shares outstanding as of December 31, 2005 was approximately 27.9 million.

(2)	Includes shares of common stock available for issuance under the Company’s Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

      Mr. Wolff is a Director of Pegasus and served during 2005 as an executive vice president within Marriott International, Inc. (“Marriott”). Mr. Wolff retired from Marriott in February 2006. In 2005, the Company received $1.6 million from Marriott and its affiliates for reservation, distribution and representation services. During the same years, the Company paid Marriott $1.4 million for consolidating commission data and funds from its properties.

      Mr. O’Toole is a Director of Pegasus and serves as a senior vice president for both Hyatt Corporation, the parent company of Hyatt Hotels Corporation, and AIC Holding Co., the parent company of Hyatt International Corporation (“Hyatt”). In 2005, the Company received $683,000 from Hyatt for reservation, distribution and financial services.

      Mr. Rich is a Director of Pegasus and served as Chief Executive Officer of Affiliated Computer Services, Inc. (“ACS”) through September 2005. Through this date, the Company paid ACS $1.5 million for services provided in connection with our financial services and enterprise resource planning system support.

Item 14.	Principal Accounting Fees and Services

      PricewaterhouseCoopers LLP served as our independent registered public accounting firm for the year ended December 31, 2005.

      Principal Accountant Fees and Services. Aggregate fees billed for professional services rendered for the Company by PricewaterhouseCoopers LLP as of and for the years ended December 31, 2005 and 2004, were:

	2005	2004

Audit	$637,260	$1,175,315
Audit-Related	12,380	—
Tax	101,824	$42,288
All Other Fees	17,056	—

Total	$768,520	$1,217,603

      Audit Fees. Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, including fees related to the internal control requirements of the Sarbanes-Oxley Act, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, and for subsidiary statutory audits.

      Audit-Related Fees. Audit related fees were for assurance and related services related to employee benefit plan audits and consultations regarding financial accounting and reporting standards.

      Tax Fees. Tax fees related to services for tax compliance and consulting.

      Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The Audit Committee has delegated to its chairman, an independent member of the Company’s Board of Directors, the authority to grant pre-approvals of non-audit services provided that any such pre-approval by the chairman shall be reported to the Audit Committee at its next regularly scheduled meeting.

      All Other Fees. All other fees relate to subscriptions to a technical accounting research database and a diagnostic tool that provides key operational and human capital metrics.                    .

      Pegasus’ Audit Committee has considered whether the provision of the non-audit services provided by PricewaterhouseCoopers LLP is compatible with maintaining their independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a)     The following financial statements and schedules are filed as part of this report:

(1) Report of Independent Registered Public Accounting Firm	Page 35
Consolidated Balance Sheets — December 31, 2005 and 2004	Page 37
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years ended December 31, 2005, 2004 and 2003	Page 38
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003	Page 39
Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003	Page 40
Notes to Consolidated Financial Statements	Page 41
(2) Schedule of Valuation and Qualifying Accounts	Page S-1

      (b)     The following documents are filed or incorporated by reference as exhibits to this Annual Report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International Group, LTD. (incorporated by reference from Appendix A of the Company’s Registration Statement (Securities and Exchange Commission (“SEC” or the “Commission”) File No. 333-92683) on Form S-4 filed on December 14, 1999)
2.2	Stock Purchase Agreement by and among Pegasus Solutions, Inc., a Delaware corporation, and each Shareholder of Unirez, Inc. dated October 24, 2003, and the Amendment to the Stock Purchase Agreement dated November 24, 2003 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2003)
2.3	Agreement and Plan of Merger, dated as of December 19, 2005, among Perseus Holding Corp., 406 Acquisition Corp. and Pegasus Solutions, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
2.4	Guaranty dated as of December 19, 2005 by and between Prides Capital Fund I, L.P. and Pegasus Solutions, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
3.3	Form of Certification of Designation, Preferences and Rights of Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company’s Form 8-A (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.1	Fourth Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws (see 3.1 and 3.2 above)
4.2	Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.3	Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.4	Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference from Exhibit 4 of the Company’s Current Report on Form 8-K (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.5	Form of Rights Certificate (incorporated by reference from Exhibit 3 of the Company’s Form 8-A (SEC File No. 000-22935) filed with Commission on October 9, 1998)
4.6	Form of Note for the Company’s 3.875% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit A to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.7	Indenture, dated as of July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

Exhibit
Number		Description

4.8		Registration Rights Agreement, dated as of July 21, 2003, by and between Bear, Stearns & Co. Inc., JPMorgan Securities Inc. and Thomas Weisel Partners LLC (incorporated by reference from Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.9		Agreement of Substitution and Amendment No. 1 to Rights Agreement, dated as of December 19, 2005, between Pegasus Solutions, Inc. and American Stock Transfer & Trust Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
*10	.1	Employment Agreement dated December 1, 2002 between the Company and John F. Davis, III (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.2	Employment Agreement dated December 1, 2002 between the Company and Susan K. Conner (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.3	Employment Agreement dated December 1, 2002 between the Company and Ric L. Floyd (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.4	Employment Agreement dated January 1, 2003 between the Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 14, 2003)
*10	.5	Employment Agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Form 10-Q filed with the Commission on August 14, 2003)
*10	.6	First Amendment to Employment between the Company and Robert J. Boles, Jr. dated December 7, 2004. (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.7	Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
†10	.8	Employment agreement dated March 1, 2005 between the Company and Michael Kistner
*10	.10	1996 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.11	2002 Stock Incentive Plan, (incorporated by reference from the Company’s definitive proxy statement filed with the Commission on March 21, 2002)
*10	.12	1997 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.13	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.14	Amendment One to Pegasus Solutions, Inc. Supplemental Executive Retirement Plan dated December 12, 2005 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005)
*10	.15	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.16	Deferred Compensation Trust Agreement dated February 28, 2003 between the Company and Charles Schwab Trust Company (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 18, 2003)

Exhibit
Number		Description

*10	.17	Amendment One to Pegasus Solutions, Inc. Executive Deferred Compensation Plan dated December 12, 2005 incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005)
*10	.18	Amendment Two to Pegasus Solutions, Inc. Executive Deferred Compensation Plan dated February 17, 2006 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2006)
*10	.19	2005 Executive Officer Bonus Plan Summary (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.20	2005 Director Compensation Summary (incorporated by reference from Exhibit 10.17 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.21	Pegasus Solutions, Inc. Executive Perquisite Plan (incorporated by reference from Exhibit 10.18 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
10.22		Purchase Agreement dated October 31, 2000, among the Company, Global Enterprise Technology Solutions, LLC, Enterprise Hospitality Solutions, Inc., The Rivadalla Family Trust and Christian Rivadalla (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q (filed with Commission on November 14, 2000)
10.23		Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the Company and Bridger Properties relating to property located at 2 Kew Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed with the Commission on March 22, 2001)
10.24		Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+10	.25	First Amendment to office lease between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 dated August 7, 2003
10.26		Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 (incorporated by reference from Exhibit 10.24 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+10	.27	First Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated June 28, 2002
+10	.28	Second Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated February 28, 2003
+10	.29	Third Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated September 30, 2003
+10	.30	Fourth Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated May 26, 2004
10.31		Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC. (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.32		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.25 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)

Exhibit
Number		Description

10.33		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.26 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+21	.1	Subsidiaries of the Company
+23	.1	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
+31	.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++32	.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

++	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

—	The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 15th day of March, 2006.

PEGASUS SOLUTIONS, INC.

By:	/s/ JOHN F. DAVIS, III

John F. Davis, III
Chief Executive Officer
and Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

      KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John F. Davis, III, Susan K. Conner and Ric L. Floyd, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JOHN F. DAVIS, III John F. Davis, III	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2006

/s/ SUSAN K CONNER Susan K. Conner	Executive Vice President and Chief Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ WILLIAM C. HAMMETT, JR. William C. Hammett, Jr.	Vice Chairman and Director	March 15, 2006

/s/ MICHAEL A. BARNETT Michael A. Barnett	Director	March 15, 2006

/s/ ROBERT B. COLLIER Robert B. Collier	Director	March 15, 2006

/s/ THOMAS F. O’TOOLE Thomas F. O’Toole	Director	March 15, 2006

Signature	Title	Date

/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director	March 15, 2006

/s/ JEFFREY A. RICH Jeffrey A. Rich	Director	March 15, 2006

/s/ BRUCE W. WOLFF Bruce W. Wolff	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 16, 1999, as amended and restated, among the Company, Pegasus Worldwide, Inc., Rez, Inc., Reed Elsevier, Inc. and Utell International Group, LTD. (incorporated by reference from Appendix A of the Company’s Registration Statement (Securities and Exchange Commission (“SEC” or the “Commission”) File No. 333-92683) on Form S-4 filed on December 14, 1999)
2.2	Stock Purchase Agreement by and among Pegasus Solutions, Inc., a Delaware corporation, and each Shareholder of Unirez, Inc. dated October 24, 2003, and the Amendment to the Stock Purchase Agreement dated November 24, 2003 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2003)
2.3	Agreement and Plan of Merger, dated as of December 19, 2005, among Perseus Holding Corp., 406 Acquisition Corp. and Pegasus Solutions, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
2.4	Guaranty dated as of December 19, 2005 by and between Prides Capital Fund I, L.P. and Pegasus Solutions, Inc. (incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on May 15, 2000)
3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
3.3	Form of Certification of Designation, Preferences and Rights of Series A Preferred Stock of Pegasus Systems, Inc. (incorporated by reference from Exhibit 2 of the Company’s Form 8-A (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.1	Fourth Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws (see 3.1 and 3.2 above)
4.2	Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.3	Rights Agreement dated June 25, 1996 by and among the Company and certain holders of capital stock of the Company named therein (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-28595) declared effective by the Commission on August 6, 1997)
4.4	Rights Agreement dated as of September 28, 1998 by and between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference from Exhibit 4 of the Company’s Current Report on Form 8-K (SEC File No. 000-22935) filed with the Commission on October 9, 1998)
4.5	Form of Rights Certificate (incorporated by reference from Exhibit 3 of the Company’s Form 8-A (SEC File No. 000-22935) filed with Commission on October 9, 1998)
4.6	Form of Note for the Company’s 3.875% Convertible Senior Notes due 2023 (incorporated by reference from Exhibit A to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.7	Indenture, dated as of July 21, 2003, by and between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)
4.8	Registration Rights Agreement, dated as of July 21, 2003, by and between Bear, Stearns & Co. Inc., JPMorgan Securities Inc. and Thomas Weisel Partners LLC (incorporated by reference from Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

Exhibit
Number		Description

4.9		Agreement of Substitution and Amendment No. 1 to Rights Agreement, dated as of December 19, 2005, between Pegasus Solutions, Inc. and American Stock Transfer & Trust Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005)
*10	.1	Employment Agreement dated December 1, 2002 between the Company and John F. Davis, III (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.2	Employment Agreement dated December 1, 2002 between the Company and Susan K. Conner (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.3	Employment Agreement dated December 1, 2002 between the Company and Ric L. Floyd (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.4	Employment Agreement dated January 1, 2003 between the Company and Joseph W. Nicholson (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on May 14, 2003)
*10	.5	Employment Agreement dated May 19, 2003 between the Company and Robert J. Boles, Jr. (incorporated by reference from Exhibit 10.27 of the Company’s Form 10-Q filed with the Commission on August 14, 2003)
*10	.6	First Amendment to Employment between the Company and Robert J. Boles, Jr. dated December 7, 2004 (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.7	Employment Agreement dated August 1, 2004 between the Company and Andrew Stringer (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
+10	.8	Employment agreement dated March 1, 2005 between the Company and Michael Kistner
*10	.10	1996 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.11	2002 Stock Incentive Plan, (incorporated by reference from the Company’s definitive proxy statement filed with the Commission on March 21, 2002)
*10	.12	1997 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K (SEC File No. 000-22935) filed with the Commission on March 31, 1999)
*10	.13	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.14	Amendment One to Pegasus Solutions, Inc. Supplemental Executive Retirement Plan dated December 12, 2005 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005)
*10	.15	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.16	Deferred Compensation Trust Agreement dated February 28, 2003 between the Company and Charles Schwab Trust Company (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 18, 2003)
*10	.17	Amendment One to Pegasus Solutions, Inc. Executive Deferred Compensation Plan dated December 12, 2005 (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005)

Exhibit
Number		Description

*10	.18	Amendment Two to Pegasus Solutions, Inc. Executive Deferred Compensation Plan dated February 17, 2006 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2006)
*10	.19	2005 Executive Officer Bonus Plan Summary (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.20	2005 Director Compensation Summary (incorporated by reference from Exhibit 10.17 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
*10	.21	Pegasus Solutions, Inc. Executive Perquisite Plan (incorporated by reference from Exhibit 10.18 of the Company’s Form 10-K filed with the Commission on March 10, 2005)
10.22		Purchase Agreement dated October 31, 2000, among the Company, Global Enterprise Technology Solutions, LLC, Enterprise Hospitality Solutions, Inc., The Rivadalla Family Trust and Christian Rivadalla (incorporated by reference from Exhibit 10.16 of the Company’s Form 10-Q (filed with Commission on November 14, 2000)
10.23		Office Lease dated September 1, 1987 and First Amendment to Office Lease dated October 26, 1989 between the Company and Bridger Properties relating to property located at 2 Kew Bridge Road, Brentford Middlesex (incorporated by reference from Exhibit 10.19 of the Company’s Form 10-K filed with the Commission on March 22, 2001)
10.24		Office lease dated September 17, 2001 between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 (incorporated by reference from Exhibit 10.23 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+10	.25	First Amendment to office lease between the Company and Dallas RPFIV Campbell Centre Associates Limited Partnership relating to property located at 8350 North Central Expressway, Dallas, Texas 75206 dated August 7, 2003
10.26		Office lease dated September 14, 2001 between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 (incorporated by reference from Exhibit 10.24 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+10	.27	First Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated June 28, 2002
+10	.28	Second Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated February 28, 2003
+10	.29	Third Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated September 30, 2003
+10	.30	Fourth Amendment to office lease between the Company and Ryan Companies US, Inc. relating to property located at 1400 North Pima Road, Scottsdale, Arizona 85260 dated May 26, 2004
10.31		Securities Purchase Agreement dated May 3, 2004 between Lowestfare.com, Inc. (buyer) and Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure, LLC and Pegasus Business Intelligence, LP (the sellers), and Travelweb, LLC. (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2004)
10.32		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.25 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
10.33		Form of Promissory Note agreement dated November 9, 2001 between the Company and IndeCorp Corporation (incorporated by reference from Exhibit 10.26 of the Company’s Form 10-Q filed with the Commission on November 15, 2001)
+21	.1	Subsidiaries of the Company

Exhibit
Number		Description

+23	.1	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
+31	.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++32	.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

++	Furnished herewith.

*	Management contract or compensatory plan or arrangement.

—	The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Ric Floyd, Executive Vice President and General Counsel, Campbell Centre I, Suite 1900, 8350 North Central Expressway, Dallas, Texas 75206.

SCHEDULE II

PEGASUS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2004 and 2005
(In thousands)

		Additions
	Balance	Charged	Additions	Additions
	at	to Costs	Charged	From		Balance
	Beginning	and	To Other	Acquired		at End of
	of Period	Expenses	Accounts	Companies	Deductions	Period

2003
Allowance for doubtful receivable accounts	$5,787	$—	$—	$375	$(2,083)	$4,079
Income tax valuation allowance	444	—	—	—	—	444

Total reserves and allowances	6,231	—	—	375	(2,083)	4,523

2004
Allowance for doubtful receivable accounts	4,079	787	—	—	(682)	4,184
Income tax valuation allowance	444	—	—	—	(444)	—

Total reserves and allowances	4,523	787	—	—	(1,126)	4,184

2005
Allowance for doubtful receivable accounts	4,184	700	—	—	(984)	3,900

Total reserves and allowances	$4,184	$700	$—	$—	$(984)	$3,900

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto that appear in Item 8 of this Annual Report on Form 10-K.

S-1